Form 10-Q
period 1996-06-30
PHYCOR INC/TN
filed 1996-08-14
CIK 881400

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)


   [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996, or

   [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to
           _______________.



                         COMMISSION FILE NO.:  0-19786

                                PHYCOR, INC.
- -------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

            TENNESSEE                                           62-1344801
- -------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

    30 BURTON HILLS BLVD., SUITE 400
        NASHVILLE, TENNESSEE                                       37215
- ----------------------------------------                    -------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:      (615) 665-9066
                                                     --------------------------

                                NOT APPLICABLE
- -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X          NO
    -----           -----


     As of August 12, 1996, 54,357,098 shares of the Registrant's Common Stock were outstanding.

                         PHYCOR, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                June 30, 1996 (unaudited) and December 31, 1995
                (All dollar amounts are expressed in thousands)



                                                                                           JUNE 30,         DECEMBER 31,
                             ASSETS                                                          1996               1995
                             ------                                                        --------         ------------
                                                                                         (Unaudited)
Current assets:
    Cash and cash equivalents                                                              $ 37,594            18,827
    Accounts receivable, net                                                                216,156           167,028
    Inventories                                                                              11,840             8,939
    Prepaid expenses and other assets                                                        29,074            22,727
                                                                                           --------           -------
                 Total current assets                                                       294,664           217,521

Property and equipment, net                                                                 132,709           108,813
Intangible assets                                                                           446,037           308,963
Due from physician groups                                                                    12,954             8,289
                                                                                           --------           -------
                 Total assets                                                              $886,364           643,586
                                                                                           ========           =======

              LIABILITIES AND SHAREHOLDERS' EQUITY
              ------------------------------------
Current liabilities:
    Current installments of long-term debt                                                 $    305               587
    Current installments of obligations under capital leases                                  1,514             1,799
    Accounts payable                                                                         19,175            20,020
    Income taxes payable                                                                        302             2,714
    Due to physician groups                                                                  59,082            48,917
    Salaries and benefits payable                                                            16,777            11,381
    Other accrued expenses and liabilities                                                   38,636            20,683
                                                                                           --------           -------
                 Total current liabilities                                                  135,791           106,101

Long-term debt, excluding current installments                                               12,392            65,905
Obligations under capital leases, excluding current installments                              1,306             1,637
Convertible subordinated debentures                                                         200,000             -
Convertible subordinated notes payable to physician groups                                   61,371            59,369
Due to physician groups                                                                      47,577            13,722
Deferred tax credits and other liabilities                                                   13,337             8,030
                                                                                           --------           -------
                 Total liabilities                                                          471,774           254,764
                                                                                           --------           -------
Shareholders' equity :
    Preferred stock, no par value; 10,000,000 shares authorized:                             -                 -
    Common stock, no par value; 250,000,000 shares authorized; issued
         and outstanding, 54,334,000 in 1996 and 53,399,000 shares in 1995                  372,870           363,211
    Retained earnings                                                                        41,720            25,611
                                                                                           --------           -------
                 Total shareholders' equity                                                 414,590           388,822
                                                                                           --------           -------
                 Total liabilities and shareholders' equity                                $886,364           643,586
                                                                                           ========           =======

See accompanying notes to consolidated financial statements.

                         PHYCOR, INC. AND SUBSIDIARIES

                      Consolidated Statements of Earnings

            Three months and six months ended June 30, 1996 and 1995
    (All amounts are expressed in thousands, except for earnings per share)

                                  (Unaudited)




                                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                    JUNE 30,                          JUNE 30,
                                                            -------------------------          ------------------------
                                                              1996              1995            1996             1995
                                                            --------           ------          -------          -------
Net revenue                                                 $176,643           99,146          339,144          191,910
Operating expenses (income):
    Clinic salaries, wages and benefits                       67,151           37,209          129,766           71,812
    Clinic supplies                                           27,198           15,459           51,076           29,100
    Purchased medical services                                 4,896            4,200            9,924            8,102
    Other clinic expenses                                     29,402           15,068           56,546           30,673
    General corporate expenses                                 5,289            3,404           10,275            6,923
    Rents and lease expense                                   14,861            8,030           28,039           15,798
    Depreciation and amortization                              9,121            4,937           17,562            9,552
    Interest income                                           (1,323)            (315)          (2,037)            (571)
    Interest expense                                           3,777            1,830            6,555            2,958
    Minority interests in earnings of
         consolidated partnerships                             2,581            1,816            5,244            3,210
                                                            --------         --------         --------         --------
         Net operating expenses                              162,953           91,638          312,950          177,557
                                                            --------         --------         --------         --------
         Earnings before income taxes                         13,690            7,508           26,194           14,353

Income tax expense                                             5,271            2,891           10,085            5,560
                                                            --------         --------         --------         --------
         Net earnings                                       $  8,419            4,617           16,109            8,793
                                                            ========         ========         ========         ========
Earnings per common share                                   $    .14              .09              .27              .18
                                                            ========         ========         ========         ========
Weighted average number of shares and share
    equivalents outstanding                                   60,669           48,978           60,377           48,141
                                                            ========         ========         ========         ========






See accompanying notes to consolidated financial statements.

                         PHYCOR, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

            Three months and six months ended June 30, 1996 and 1995
                (All dollar amounts are expressed in thousands)

                                  (Unaudited)




                                                                    THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                         JUNE 30,                          JUNE 30,
                                                                -------------------------          -----------------------
                                                                 1996              1995             1996            1995
                                                                --------          -------          -------         -------
Cash flows from operating activities:
  Net earnings                                                  $  8,419            4,617            16,109          8,793
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
      Depreciation and amortization                                9,121            4,937            17,562          9,552
      Minority interests                                            (698)             587             1,394          1,981
      Increase (decrease) in cash, net of effects
         of acquisitions, due to changes in:
           Accounts receivable                                    (3,083)           2,140           (15,625)        (6,229)
           Inventories                                              (603)            (349)             (945)          (769)
           Prepaid expenses and other assets                        (855)          (1,537)           (6,105)        (1,873)
           Accounts payable                                         (984)            (328)           (4,495)           146
           Due to physician groups                                  (476)            (724)            2,606          4,653
           Other accrued expenses and liabilities                  1,808           (2,255)           11,977            908
                                                                --------          -------           -------        -------
              Net adjustments                                      4,230            2,471             6,369          8,369
                                                                --------          -------           -------        -------
              Net cash provided by operating activities           12,649            7,088            22,478         17,162
                                                                --------          -------           -------        -------
Cash flows from investing activities:
  Payments for acquisitions, net                                 (42,259)         (21,980)         (121,690)       (64,297)
  Purchase of property and equipment                             (10,302)          (7,195)          (23,463)       (13,650)
  Payments to acquire other assets                                (1,158)            (954)             (855)        (2,121)
                                                                --------          -------           -------        -------
              Net cash used by investment activities             (53,719)         (30,129)         (146,008)       (80,068)
                                                                --------          -------           -------        -------
Cash flows from financing activities:
  Net proceeds from issuance of convertible debentures               (63)              -            194,395             -
  Proceeds from long-term borrowings                               8,000           27,000            50,000         72,100
  Repayment of long-term borrowings                                 (283)         (99,594)         (104,364)       (99,636)
  Repayment of obligations under capital leases                     (237)            (309)             (820)          (865)
  Net proceeds from issuance of stock and warrants                 1,985          113,217             3,086        113,406
  Loan costs incurred                                                 -                -                 -            (143)
                                                                --------          -------           -------        -------
              Net cash provided by financing activities            9,402           40,314           142,297         84,862
                                                                --------          -------           -------        -------
Net increase (decrease) in cash and cash equivalents             (31,668)          17,273            18,767         21,956

Cash and cash equivalents - beginning of period                   69,262           11,143            18,827          6,460
                                                                --------          -------           -------        -------
Cash and cash equivalents  - end of period                      $ 37,594           28,416            37,594         28,416
                                                                ========          =======           =======        =======

See accompanying notes to consolidated financial statements.

                         PHYCOR, INC. AND SUBSIDIARIES

            Three months and six months ended June 30, 1996 and 1995
                (All dollar amounts are expressed in thousands)

                                  (Unaudited)




                                                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                       JUNE 30,                          JUNE 30,
                                                               ------------------------          ------------------------
                                                                 1996             1995             1996           1995
                                                               --------          -------         -------          -------
SUPPLEMENTAL SCHEDULE OF INVESTING ACTIVITIES:
Effects of acquisitions:
  Assets acquired, net of cash                                 $ 64,524           24,957         185,944           93,007
  Liabilities assumed                                           (16,475)          (2,977)        (55,600)         (22,609)
  Issuance of convertible subordinated notes payable             (5,365)             -            (8,229)          (6,101)
  Issuance of common stock and warrants                            (425)             -              (425)             -
                                                               --------          -------         -------          -------
         Payments for acquired assets                          $ 42,259           21,980         121,690           64,297
                                                               ========          =======         =======          =======

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital lease obligations incurred to acquire
  equipment                                                    $    -                 61             186               61
                                                               ========          =======          =======         =======
Conversion of subordinated debentures and
  notes payable to common stock                                $  2,985            1,193           6,143           33,244
                                                               ========          =======          =======         =======





See accompanying notes to consolidated financial statements.

                         PHYCOR, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

            Three months and six months ended June 30, 1996 and 1995


(1)   BASIS OF PRESENTATION
      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X.

      In the opinion of management, the unaudited interim financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals which are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

      These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(2)   ACQUISITIONS
      During 1996 and 1995, the Company, through wholly-owned subsidiaries, acquired certain operating assets of the following clinics:

                         CLINIC                                 EFFECTIVE DATE                   LOCATION
                         ------                                 --------------                   --------
         1996:
           Arizona Physicians Center                            January 1, 1996            Phoenix, Arizona
           Clinics of North Texas                               March 1, 1996              Wichita Falls, Texas
           Carolina Primary Care                                May 1, 1996                Columbia, South Carolina
           Harbin Clinic                                        May 1, 1996                Rome, Georgia

         1995:
           Tidewater Physicians Multispeciality Group           January 1, 1995            Newport News, Virginia
           Northeast Arkansas Clinic                            March 1, 1995              Jonesboro, Arkansas
           PAPP Clinic                                          May 1, 1995                Newnan, Georgia
           Ogden Clinic                                         June 1, 1995               Ogden, Utah
           Arnett Clinic                                        August 1, 1995             Lafayette, Indiana
           Casa Blanca Clinic                                   September 1, 1995          Mesa, Arizona
           South Texas Medical Clinics                          November 1, 1995           Wharton, Texas
           South Bend Clinic (A)                                November 1, 1995           South Bend, Indiana
           Guthrie Clinic (B)                                   November 17, 1995          Sayre, Pennsylvania

       (A) The South Bend Clinic was operated by the Company under a management agreement between November 1, 1995 and December 31, 1995. Effective January 1, 1996, the Company completed the purchase of certain clinic operating assets and entered into a 40-year service agreement with the affiliated physician group.

       (B) The Company has entered into a series of agreements with Guthrie Clinic whereby the Company agreed to provide management services for up to five years and agreed, pending satisfaction of certain conditions, to acquire certain assets of the clinic prior to the termination or expiration of the interim management agreement.

      In addition, the Company acquired certain operating assets of various individual physician practices and single specialty groups which were merged into clinics already operated by the Company.

      The acquisitions were accounted for as purchases, and the accompanying consolidated financial statements include the results of their operations from the dates of their respective acquisitions. Simultaneous with each acquisition, the Company entered into a long-term service agreement with the related clinic physician group. The service agreements are 40 years in length. In conjunction with certain acquisitions, the Company is obligated to make deferred payments to physician groups. Such payments are included in amounts due to physician groups in the accompanying balance sheets.

                                                                     (Continued)

                         PHYCOR, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements


      Effective January 1, 1995, the Company completed its merger with North American Medical Management, Inc. ("North American"), an operator and manager of independent practice associations (IPAs). North American IPAs provide capitated medical services through over 7,000 affiliated physicians. The Company may make future payments for the North American acquisition pursuant to an earn-out formula during 1996, 1997, and 1998 of up to an aggregate of $70 million, subject to adjustment to a maximum of $130 million in the event of future acquisitions by North American of additional interests in IPA management entities. The first of such payments was made in the first quarter of 1996. Of the future payments made, a portion may be payable in shares of the Company's common stock.

      The unaudited consolidated pro forma results of all current, continuing operations assuming all 1996 and 1995 acquisitions, excluding the Guthrie Clinic which is operated under a management agreement, had been consummated on January 1, 1995 are as follows (in thousands, except for earnings per share):

                                                                THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                     JUNE 30,                          JUNE 30,
                                                            -------------------------          ------------------------
                                                              1996             1995             1996             1995
                                                            --------          -------          -------          -------
      Net revenue                                           $179,682          138,107          335,447          273,180
      Earnings before income taxes                            13,951           10,275           27,435           20,145
      Net earnings                                             8,580            6,319           16,872           12,326
      Earnings per common share                                  .14              .12              .28              .25
      Weighted average number of shares and share
           equivalents outstanding                            60,687           51,065           60,465           50,397

(3)   NET REVENUE
      Revenue for all physician groups is recorded at established rates reduced by allowances for doubtful accounts and contractual adjustments. Contractual adjustments arise due to the terms of certain reimbursement and managed care contracts. Such adjustments represent the difference between charges at established rates and estimated reimbursable amounts and are recognized by the physician groups in the period the services are rendered. Any differences between estimated contractual adjustments and actual final settlements under reimbursement contracts are recorded by the physician groups as contractual adjustments in the period final settlements are made.

      The following represent amounts included in the determination of net revenue (in thousands):

                                                                THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                     JUNE 30,                          JUNE 30,
                                                            -------------------------          ------------------------
                                                              1996             1995             1996             1995
                                                            --------          -------          -------          -------
      Gross physician group revenues                        $450,526          239,274          855,636          466,078
      Less:
           Provisions for doubtful accounts
               and contractual adjustments                   162,791           80,593          305,139          154,512
                                                            --------          -------          -------          -------
                   Net physician group revenue               287,735          158,681          550,497          311,566

      IPA revenue                                             59,966           33,541          112,852           61,631
      Less amounts retained by physician groups and IPAs:
           IPAs                                               48,669           26,513           91,258           49,287
           Physician groups                                  110,832           60,016          210,754          119,310
           Clinic technical employee compensation             11,557            6,547           22,193           12,690
                                                            --------          -------          -------          -------
                   Net revenue                              $176,643           99,146          339,144          191,910
                                                            ========          =======          =======          =======

                                                                     (Continued)

                         PHYCOR, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements




(4)   CAPITALIZATION
      During February 1996, the Company completed a public offering of convertible subordinated debentures, which mature in 2003. Gross and net proceeds from the offering were $200,000,000 and approximately $194,400,000, respectively. The debentures were priced at par with a coupon rate of 4.5% and are convertible into the Company's common stock at $38.67 per share. The debentures may not be redeemed at the Company's option prior to February 15, 1998. From February 15, 1998 to February 15, 1999, the debentures may be redeemed only if the price of the Company's common stock exceeds $54.13. From February 15, 1999 to maturity, the debentures may be redeemed by the Company at prices decreasing from 102.572% of face value to face value.

      On May 15, 1996, the Company's shareholders approved an amendment to the Company's Restated Charter which increased from 100,000,000 shares to 250,000,000 shares the number of authorized shares of the Company's Common Stock.

      On May 10, 1996, the Company declared a three-for-two split effected in the form of a 50% stock dividend on outstanding shares distributed June 14, 1996 to shareholders of record on May 29, 1996. All common shares and per share data included in the financial statements and footnotes thereto are restated to reflect the stock split.

(5)   SUBSEQUENT EVENTS
      Effective July 1, 1996, the Company completed the purchase of certain clinic operating assets of Focus Health Services/Front Range Medical Management, a multi-specialty physician clinic and management company based in Denver, Colorado and entered into a 40-year service agreement with the 58-physician group and 240-physician IPA associated with the clinic.

      Also, effective July 1, 1996, the Company completed the purchase of certain clinic operating assets of Clark- Holder Clinic, a multi-specialty physician clinic based in LaGrange, Georgia and entered into a 40-year service agreement with the 47-physician group associated with the clinic.

      Effective August 1, 1996, the Company completed the purchase of certain clinic operating assets of Medical Arts Clinic, a 43-physician multi-specialty clinic based in Minot, North Dakota, Wilmington Health Associates, a 42-physician multi-specialty clinic based in Wilmington, North Carolina and Gulf Coast Medical Group, a 38-physician multi-specialty clinic based in Galveston, Texas and entered into a 40- year service agreements with the physician groups associated with the clinics.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     PhyCor is a physician practice management company that operates multi-specialty clinics and independent practice associations ("IPAs"). The Company owns and operates 40 clinics with approximately 2,400 physicians in 22 states and manages IPAs with over 7,000 physicians in 14 markets. The Company's clinics and IPAs provide capitated medical services to approximately 682,000 patients, including approximately 85,000 Medicare-eligible patients.

     The Company's strategy is to position its affiliated primary care-anchored multi-specialty clinics and IPAs as the physician component of competitive networks that are developing as the health care system reforms. PhyCor believes physician organizations create the value in these networks as the
decisions of physicians drive the cost and quality of health care.   Most of
the revenue in 1995 and 1996 was earned under clinic service agreements. Revenue earned under the service agreements is equal to the net revenue of clinics, less amounts retained by physician groups. The service agreements contain financial incentives for the Company to assist the physician groups in increasing clinic revenues and controlling expenses.

     To increase clinic revenue, the Company works with the affiliated physician groups to recruit additional physicians, merge other physicians practicing in the area into the affiliated physician groups, negotiate contracts with managed care organizations and provide ancillary services. To reduce or control expenses PhyCor utilizes, among other things, national purchasing contracts for key items, reviews staffing levels to make sure they are appropriate and assists the physicians in developing more cost-effective clinical practice patterns.

     The Company has increased its focus on the development of IPAs to enable the Company to provide services to a broader range of physician organizations, to enhance the operating performance of existing clinics and to further develop physician relationships. The Company develops IPAs that include affiliated clinic physicians to enhance the clinics' attractiveness as providers to managed care organizations.

     PhyCor expanded its presence in the IPA management business in 1995 when it acquired North American Medical Management, Inc. ("North American"), which develops and manages IPAs. The Company also made a minority investment in PhyCor Management Corporation ("PMC"). PMC develops and manages IPAs and provides management services to physician organizations.

     During the first six months of 1996, PhyCor acquired certain operating assets of five multi-specialty clinics, including the South Bend Clinic, which the Company operated under a management agreement during November and December 1995, and numerous individual physician and single specialty practices, for a total consideration of $158.3 million. The principal assets acquired were accounts receivable, property and equipment and service agreement costs, an intangible asset. The consideration for clinic asset acquisitions in the first six months of 1996 consisted of approximately 68% cash, 27% liabilities assumed and 5% convertible notes, warrants and stock. The cash portion of the purchase price was funded by a combination of operating cash flow, proceeds from the issuance of convertible subordinated debentures, and borrowings under the Company's bank credit facility. Property and equipment acquired consists primarily of clinic operating equipment, although the Company does own certain land and buildings. Service agreement costs are amortized over the life of the related service agreement, with recoverability assessed periodically.

     Effective July 1, 1996, the Company acquired the assets of a 58-physician group based in Denver, Colorado and entered into a 40-year service agreement with the group and the associated 240-physician IPA. The Company also acquired the assets of a 47-physician group in LaGrange, Georgia, effective July 1, 1996. Effective August 1, 1996, the Company acquired the assets of a 43-physician group in Minot, North Dakota; a 42-physician group in Wilmington, North Carolina; and a 38-physician group based in Galveston, Texas. The Company also entered into 40-year service agreements with these physician groups.

RESULTS OF OPERATIONS

     The following table shows the percentage of net revenue represented by various expense and other income items reflected in the Company's Consolidated Statements of Earnings.


                                THREE MONTHS ENDED    SIX MONTHS ENDED
                                     JUNE 30,             JUNE 30,
                                  1996       1995      1996      1995
                                 ------      -----     -----     -----
Net Earnings................      100.0%     100.0%    100.0%    100.0%
Operating expenses:
 Clinic salaries, wages and
 benefits ...................      38.0       37.5      38.3      37.4
 Clinic supplies ............      15.4       15.6      15.1      15.1
 Purchased medical services .       2.8        4.2       2.9       4.2
 Other clinic expenses ......      16.6       15.2      16.7      16.0
 General corporate expenses .       3.0        3.4       3.0       3.6
 Rents and lease expense ....       8.4        8.1       8.3       8.2
 Depreciation and
 amortization ...............       5.1        5.0       5.2       5.0
 Interest income ............      (0.7)      (0.1)     (0.6)     (0.1)
 Interest expense ...........       2.1        1.8       1.9       1.5
 Minority interest in
 earnings of consolidated
 partnerships ...............       1.5        1.7       1.5       1.6
                                  -----      -----     -----     -----
  Net operating expenses ...       92.2       92.4      92.3      92.5
                                  -----      -----     -----     -----
  Earnings before income
  taxes ....................        7.8        7.6       7.7       7.5
Income tax expense..........        3.0        2.9       3.0       2.9
                                  -----      -----     -----     -----
  Net earnings .............        4.8%       4.7%      4.7%      4.6%
                                  =====      =====     =====     =====

     1996 Compared to 1995

     Net revenue increased from $99.1 million for the second quarter of 1995 to $176.6 million for the second quarter of 1996, an increase of 78% and from $191.9 million to $339.1 million for the first six months of 1995 compared to 1996, an increase of 77%. Net revenue from the 23 service agreements in effect for both periods increased by 18.6% for the second quarter and 18.1% for the first six months of 1996 compared with the same periods in 1995. Same clinic growth resulted from the addition of new physicians, the expansion of ancillary services, increases in patient volume and increases in fees. The remaining increase was the result of the acquisition of clinic assets.

     During the second quarter and the first six months of 1996, most categories of operating expenses were relatively unchanged as a percentage of net revenue when compared to the same periods in 1995, despite the large increase in the amount of such expenses resulting from acquisitions and clinic growth. The increase in clinic salaries, wages and benefits resulted from the acquisition of clinics with higher levels of these expenses compared to the existing base of clinics and the addition of primary care physicians at existing clinics. The ratio of staffing costs to net revenue is higher for primary care practices than for specialty care. The reductions in purchased medical services as a percentage of net revenue resulted from the Company's continuing efforts to reduce clinic operating costs by improving the productivity of non-physician personnel and limiting payments for outside medical services. While general corporate expenses decreased as a percentage of net revenue, the dollar amount of general corporate expenses increased as a result of the addition of corporate personnel to accommodate increased acquisition activity and to respond to increasing physician group needs for support in managed care negotiations, information systems implementation and clinical outcomes management programs.

     Income tax expense increased from the prior year as a result of the Company's increased profitability. The Company expects an effective tax rate of approximately 38.5% in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1996, the Company had $158.9 million in working capital, up from $111.4 million as of December 31, 1995. Also, the Company generated $12.6 million of cash flow from operations for the second quarter of 1996 compared to $7.1 million for the second quarter of 1995 and $22.5 million for the first six months of 1996 compared to $17.2 million for the same period in 1995. At June 30, 1996, net accounts receivable of $216.2 million amounted to 70 days of net clinic revenue compared to $201.1 million and 73 days at March 31, 1996 and $167.0 million and 68 days at the end of the prior year. The increase is attributable to growth in revenues at the Company's clinics and seasonal factors affecting payments from some payors and patients' responsibility for beginning of year deductible requirements.

     During February 1996, the Company completed a public offering of convertible subordinated debentures, which mature in 2003. Gross and net proceeds from the offering were $200.0 million and approximately $194.4 million, respectively. The debentures were priced at par with a coupon rate of 4.5% and are convertible into the Company's common stock at $38.67 per share. The debentures may not be redeemed at the Company's option prior to February 15, 1998. From February 15, 1998 to February 15, 1999, the debentures may be redeemed only if the price of the Company's common stock exceeds $54.13. From February 15, 1999 to maturity, the debentures may be redeemed by the Company at prices decreasing from 102.572% of par value to par value. As a result of the issuance of convertible subordinated debentures during the quarter, debt was 43.8% of total capitalization at June 30, 1996, compared to 26.6% at the end of 1995.

     In the first six months of 1996, $6.1 million of convertible subordinated notes issued in connection with physician group asset acquisitions were converted into common stock. These conversions, option exercises and net earnings for the first six months of 1996 resulted in an increase of $25.8 million in shareholders' equity compared to December 31,1995.

     Capital expenditures during the first six months of 1996 totaled $23.5 million. In addition, deferred acquisition payments are payable to physician groups in the event such physician groups attain predetermined financial targets during established periods of time following the acquisitions. If each group satisfied their applicable financial targets for the periods covered, the Company would be required to pay an aggregate of approximately $52.0 million of additional consideration over the next five years, of which $15.4 million would be payable during the remainder of 1996. The Company is committed to make specified levels of capital expenditures, including the financing of the acquisition of the assets of physician practices, under its service agreements. The Company expects to make approximately $27 million in capital expenditures during the remainder of 1996.

     In July 1996, the Company completed modifications to its bank credit facility which included the revision of certain terms and conditions and the addition of six participating financial institutions. The Company's bank credit facility provides for a five year, $200.0 million revolving line of credit and a $100.0 million 364-day facility for use by the Company prior to July 2001, for acquisitions, working capital, capital expenditures and general corporate purposes. As of August 12, 1996, $30.0 million in borrowings were outstanding under the Company's bank credit facility. The bank credit facility provides that borrowings under the facility bear interest at the agent's base rate or .25% to .55% above the applicable Eurodollar rate. The Company is required to pay a facility fee of between .10% to .25% per annum on the commitments, payable quarterly in arrears, until the commitments are terminated. The total drawn cost of borrowings under the bank credit facility ranges from .375% to .75% per annum.

     The bank credit facility contains covenants which, among other things, require the Company to maintain certain financial ratios and impose certain limitations or prohibitions on the Company with respect to (i) the incurring of certain indebtedness, (ii) the creation of security interests on the assets of the Company, and (iii) the payment of cash dividends on, and the redemption or repurchase of, securities of the Company, investments and acquisitions. The Company is required to obtain bank consent for an acquisition with an aggregate purchase price of $50.0 million or more. The Company was in compliance with such covenants at June 30, 1996.

     At June 30, 1996, the Company had cash and cash equivalents of approximately $37.6 million and, as of August 12, 1996, has $269.5 million available under its bank credit facility. The Company believes that the combination of funds available under its bank credit facility, together with cash reserves and cash flow from operations, should be sufficient to meet the Company's currently planned acquisition, expansion, capital expenditures and working capital needs for the next 12 months. In addition, in order to provide the funds necessary for the continued pursuit of the Company's long-term expansion strategy, PhyCor expects to continue to incur, from time to time, additional short-term and long-term bank indebtedness and to issue equity and debt securities, the availability and terms of which will depend upon market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company.


                                    PART II
                               OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The annual meeting of shareholders of the Company was held on Wednesday, May 15, 1996. At this meeting, the following matters were voted upon by the Company's shareholders:


(a)  Amendment to the Company's Restated Charter

     The Company's Restated Charter was amended to increase number of shares of Common Stock authorized thereunder from 100,000,000 to 250,000,000. This amendment was approved by the shareholders of the Company by the following vote:


     Votes Cast in Favor       Votes Cast Against       Abstentions
     -------------------       ------------------       -----------

          18,356,318               5,438,503               36,330



(b)  Amendment to the Company's Amended 1988 Incentive Stock Plan

     The Company's shareholders approved the amendment to the Company's Amended 1988 Incentive Stock Plan to (i) increase from 6,000,000 to 9,000,000 the number of shares of Common Stock authorized thereunder and (ii) amend the definition of the term "retirement" to include the retirement of an employee who is at least 55 years old and has been continuously employed by the Company for a period of at least 20 years.


     Votes Cast in Favor       Votes Cast Against       Abstentions
     -------------------       ------------------       -----------

          14,276,399               6,432,387               52,007



(c)  Amendments to the Company's Amended 1991 Employee Stock Purchase Plan

     The Company's shareholders approved the amendment to the Company's Amended 1991 Employee Stock Purchase Plan to increase from

562,500 to 1,000,000 the number of shares authorized thereunder by the following vote:


     Votes Cast in Favor       Votes Cast Against       Abstentions
     -------------------       ------------------       -----------

          20,347,488                 421,394               49,298


(d) Election of Class II Directors

     Sam A. Brooks, Jr., Thompson S. Dent and Dr. James A. Moncrief were elected to serve as Class II directors of the Company. The vote was as follows:


                          Votes Cast        Votes Cast
Name                       in Favor     Against or Withheld     Abstentions
- ----                      ----------   --------------------     -----------
Sam A. Brooks, Jr.        23,559,164            0                 334,739
Thompson S. Dent          23,558,914            0                 334,989
Dr. James A. Moncrief     23,558,914            0                 334,989



(e)  Selection of Auditors

     The shareholders of the Company ratified the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ended December 31,1996, by the following vote:


     Votes Cast in Favor       Votes Cast Against       Abstentions
     -------------------       ------------------       -----------

          23,826,961                  31,448               19,239



Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

         Exhibit
         Number               Description of Exhibits
         -------              -----------------------

           11    --   Statement re Computation of Per Share Earnings
           27    --   Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K.

     The Company did not file any Current Reports on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PHYCOR, INC.


                                       By: /s/ John K. Crawford
                                           ---------------------------
                                               John K. Crawford
                                               Chief Financial Officer


Date:  August 12, 1996

                                 EXHIBIT INDEX



     Exhibit
     Number       Description of Exhibits         Page Number
     -------      -----------------------         -----------

       11   --    Statement re Computation
                  of Per Share Earnings

       27   --    Financial Data Schedule
                  (for SEC use only)