Form 10-Q
period 1996-09-30
PHYCOR INC/TN
filed 1996-11-14
CIK 881400

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996, or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to ____________.


                         COMMISSION FILE NO.:  0-19786

                                  PHYCOR, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           TENNESSEE                                         62-1344801
-------------------------------                     ---------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

30 BURTON HILLS BLVD., SUITE 400
     NASHVILLE, TENNESSEE                                        37215
--------------------------------                    ----------------------------
(Address of principal executive                                (Zip Code)
           offices)

Registrant's telephone number, including area code:      (615) 665-9066
                                                    ----------------------------

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

         As of November 12, 1996, 54,668,411 shares of the Registrant's Common Stock were outstanding.

                         PHYCOR, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

              September 30, 1996 (unaudited) and December 31, 1995
                (All dollar amounts are expressed in thousands)




                                                                             SEPTEMBER 30,      DECEMBER 31,
                      ASSETS                                                     1996               1995
                                                                             ------------       -----------
                                                                              (Unaudited)
Current assets:
    Cash and cash equivalents                                                  $  31,283           18,827
    Accounts receivable, net                                                     249,541          167,028
    Inventories                                                                   13,765            8,939
    Prepaid expenses and other assets                                             32,292           22,727
                                                                               ---------          -------

            Total current assets                                                 326,881          217,521

Property and equipment, net                                                      143,536          108,813
Intangible assets                                                                504,648          308,963
Other assets                                                                      14,807            8,289
                                                                               ---------          -------

            Total assets                                                       $ 989,872          643,586
                                                                               =========          =======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current installments of long-term debt                                     $     277              587
    Current installments of obligations under capital leases                       1,304            1,799
    Accounts payable                                                              22,861           20,020
    Income taxes payable                                                           1,379            2,714
    Due to physician groups                                                       66,944           48,917
    Salaries and benefits payable                                                 20,580           11,381
    Other accrued expenses and liabilities                                        44,777           20,683
                                                                               ---------          -------

            Total current liabilities                                            158,122          106,101

Long-term debt, excluding current installments                                    62,325           65,905
Obligations under capital leases, excluding current installments                   1,556            1,637
Convertible subordinated debentures                                              200,000                -
Convertible subordinated notes payable to physician groups                        65,699           59,369
Due to physician groups                                                           56,900           13,722
Deferred tax credits and other liabilities                                        13,561            8,030
                                                                               ---------          -------

            Total liabilities                                                    558,163          254,764
                                                                               ---------          -------

Shareholders' equity:
    Preferred stock, no par value; 10,000,000 shares authorized:                       -                -
    Common stock, no par value; 250,000,000 shares authorized; issued
      and outstanding, 54,487,000 in 1996 and 53,399,000 shares in 1995          380,916          363,211
    Retained earnings                                                             50,793           25,611
                                                                               ---------          -------

            Total shareholders' equity                                           431,709          388,822
                                                                               ---------          -------

            Total liabilities and shareholders  equity                         $ 989,872          643,586
                                                                               =========          =======

See accompanying notes to consolidated financial statements.

\                        PHYCOR, INC. AND SUBSIDIARIES

                     Consolidated Statements of Earnings

        Three months and nine months ended September 30, 1996 and 1995 (All amounts are expressed in thousands, except for earnings per share)

                                  (Unaudited)




                                                  THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                     SEPTEMBER 30,                             SEPTEMBER 30,
                                               ------------------------                   ------------------------
                                                 1996             1995                      1996             1995
                                               --------         -------                   -------          -------
Net revenue                                    $196,418         114,038                   535,562          305,948
Operating expenses (income):
    Clinic salaries, wages and benefits          74,727          42,320                   204,493          114,132
    Clinic supplies                              30,383          17,799                    81,459           46,899
    Purchased medical services                    5,371           4,469                    15,295           12,571
    Other clinic expenses                        32,191          18,673                    88,737           49,346
    General corporate expenses                    5,032           3,468                    15,307           10,391
    Rents and lease expense                      16,729           9,790                    44,768           25,588
    Depreciation and amortization                10,596           5,532                    28,158           15,084
    Interest income                                (755)           (515)                   (2,792)          (1,086)
    Interest expense                              4,206             708                    10,761            3,666
    Minority interests in earnings of
        consolidated partnerships                 3,185           1,770                     8,429            4,980
                                               --------         -------                   -------          -------

        Net operating expenses                  181,665         104,014                   494,615          281,571
                                               --------         -------                   -------          -------

        Earnings before income taxes             14,753          10,024                    40,947           24,377

Income tax expense                                5,680           3,909                    15,765            9,469
                                               --------         -------                   -------          -------

        Net earnings                           $  9,073           6,115                    25,182           14,908
                                               ========         =======                   =======          =======

Earnings per common share                      $    .15             .11                       .42              .29
                                               ========         =======                   =======          =======

Weighted average number of shares and share
    equivalents outstanding                      60,843          58,172                    60,555           51,786
                                               ========         =======                   =======          =======



See accompanying notes to consolidated financial statements.

                         PHYCOR, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

         Three months and nine months ended September 30, 1996 and 1995
                (All dollar amounts are expressed in thousands)

                                  (Unaudited)




                                                                   THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                 SEPTEMBER 30,
                                                                 -----------------------       ------------------------
                                                                   1996           1995           1996            1995
                                                                 --------        -------       --------        --------
Cash flows from operating activities:
  Net earnings                                                   $  9,073          6,115         25,182          14,908
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
        Depreciation and amortization                              10,596          5,532         28,158          15,084
        Minority interests                                            192           (696)         1,586           1,285
        Increase (decrease) in cash, net of effects
           of clinic acquisitions, due to changes in:
              Accounts receivable                                 (14,594)        (5,113)       (30,219)        (11,342)
              Inventories                                          (1,362)          (404)        (2,307)         (1,173)
              Prepaid expenses and other assets                    (3,059)            66         (9,164)         (1,807)
              Accounts payable                                      1,588          1,474         (2,907)          1,620
              Due to physician groups                               4,637          1,078          7,243           5,731
              Other accrued expenses and liabilities                7,189          3,419         19,166           4,327
                                                                 --------        -------       --------        --------

                 Net adjustments                                    5,187          5,356         11,556          13,725
                                                                 --------        -------       --------        --------

                 Net cash provided by operating activities         14,260         11,471         36,738          28,633
                                                                 --------        -------       --------        --------

Cash flows from investing activities:
  Payments for acquisitions, net of cash acquired                 (57,434)       (45,246)      (179,124)       (109,543)
  Purchase of property and equipment                              (12,606)        (6,337)       (36,069)        (19,987)
  Proceeds from (investments in) other assets                        (820)         1,505         (1,675)           (616)
                                                                 --------        -------       --------        --------

                 Net cash used by investment activities           (70,860)       (50,078)      (216,868)       (130,146)
                                                                 --------        -------       --------        --------

Cash flows from financing activities:
  Net proceeds from issuance of convertible debentures                  -              -        194,395               -
  Proceeds from long-term borrowings                               50,000         42,000        100,000         114,100
  Repayment of long-term borrowings                                  (100)          (128)      (104,464)        (99,764)
  Repayment of obligations under capital leases                      (450)          (478)        (1,270)         (1,343)
  Net proceeds (expense) from issuance of stock and warrants          924            (48)         4,010         113,358
  Loan costs incurred                                                 (85)           (58)           (85)           (201)
                                                                 --------        -------       --------        --------

                 Net cash provided by financing activities         50,289         41,288        192,586         126,150
                                                                 --------        -------       --------        --------

Net increase (decrease) in cash and cash equivalents               (6,311)         2,681         12,456          24,637

Cash and cash equivalents - beginning of period                    37,594         28,416         18,827           6,460
                                                                 --------        -------       --------        --------

Cash and cash equivalents - end of period                        $ 31,283         31,097         31,283          31,097
                                                                 ========        =======       ========        ========

See accompanying notes to consolidated financial statements.

                         PHYCOR, INC. AND SUBSIDIARIES

         Three months and nine months ended September 30, 1996 and 1995
                (All dollar amounts are expressed in thousands)

                                  (Unaudited)


                                                                   THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                 SEPTEMBER 30,
                                                                 -----------------------       ------------------------
                                                                   1996           1995           1996            1995
                                                                 --------        -------       --------         -------
SUPPLEMENTAL SCHEDULE OF INVESTING ACTIVITIES:
Effects of acquisitions:
  Assets acquired, net of cash                                   $ 88,422         95,593        274,366         188,600
  Liabilities assumed                                             (36,487)       (31,210)      (135,936)        (62,283)
  Payment of deferred purchase price obligations                   16,944          6,821         60,793          15,285
  Issuance of convertible subordinated notes payable               (4,438)       (13,085)       (12,667)        (19,186)
  Issuance of common stock and warrants                            (7,007)       (12,873)        (7,432)        (12,873)
                                                                 --------        -------       --------         -------

              Payments for acquisitions                          $ 57,434         45,246        179,124         109,543
                                                                 ========        =======       ========         =======

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
Capital lease obligations incurred to acquire equipment          $    278             70            464             131
                                                                 ========        =======       ========         =======

Conversion of subordinated debentures and
  notes payable to common stock                                  $    110         18,255          6,252          51,499
                                                                 ========        =======       ========         =======


See accompanying notes to consolidated financial statements.

                         PHYCOR, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

         Six months and nine months ended September 30, 1996 and 1995




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

(2)  ACQUISITIONS

     Through September 30, 1996 and during 1995, the Company, through wholly-owned subsidiaries, acquired certain operating assets of the following clinics:

             CLINIC                                EFFECTIVE DATE               LOCATION
             ------                                --------------               --------
     1996:
       Arizona Physicians Center                   January 1, 1996           Phoenix, Arizona
       Clinics of North Texas                      March 1, 1996             Wichita Falls, Texas
       Carolina Primary Care                       May 1, 1996               Columbia, South Carolina
       Harbin Clinic                               May 1, 1996               Rome, Georgia
       Focus Health Services                       July 1, 1996              Denver, Colorado
       Clark-Holder Clinic                         July 1, 1996              LaGrange, Georgia
       Medical Arts Clinic                         August 1, 1996            Minot, North Dakota
       Wilmington Health Associates                August 1, 1996            Wilmington, North Carolina
       Gulf Coast Medical Group                    August 1, 1996            Galveston, Texas

     1995:
       Tidewater Physicians Multispeciality Group  January 1, 1995           Newport News, Virginia
       Northeast Arkansas Clinic                   March 1, 1995             Jonesboro, Arkansas
       PAPP Clinic                                 May 1, 1995               Newnan, Georgia
       Ogden Clinic                                June 1, 1995              Ogden, Utah
       Arnett Clinic                               August 1, 1995            Lafayette, Indiana
       Case Blanca Clinic                          September 1, 1995         Mesa, Arizona
       South Texas Medical Clinics                 November 1, 1995          Wharton, Texas
       South Bend Clinic (A)                       November 1, 1995          South Bend, Indiana
       Guthrie Clinic (B)                          November 17, 1995         Sayre, Pennsylvania

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


                                                                     (Continued)

                         PHYCOR, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements


     During the third quarter, the Company also completed its acquisition of SPACO Management Company, Inc. (SPACO), an IPA management company in Dallas, Texas, and certain assets of Southwest Physician Associates, a 972-physician IPA associated with SPACO. In addition, the Company acquired certain operating assets of various individual physician practices and single specialty groups which were merged into clinics already operated by the Company.

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

     Effective January 1, 1995, the Company completed its merger with North American Medical Management, Inc. (North American), an operator and manager of independent practice associations (IPAs). North American IPAs provide capitated medical services through approximately 8,000 affiliated physicians. The Company may make future payments for the North American acquisition pursuant to an earn-out formula during 1996, 1997, and 1998 of up to an aggregate of $70 million, subject to adjustment to a maximum of $130 million in the event of future acquisitions by North American of additional interests in IPA management entities. The first of such payments was made in the first quarter of 1996. Of the future payments made, a portion may be payable in shares of the Company's common stock.

     The unaudited consolidated pro forma results of all current, continuing operations assuming all 1996 and 1995 acquisitions, excluding the Guthrie Clinic which is operated under a management agreement, had been consummated on January 1, 1995 are as follows (in thousands, except for earnings per share):

                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                             SEPTEMBER 30,                     SEPTEMBER 30,
                                                       -------------------------          -----------------------
                                                         1996             1995             1996            1995
                                                       --------          -------          -------         -------
     Net revenue                                       $199,347          155,134          584,951         461,221
     Earnings before income taxes                        14,864           12,657           44,111          34,700
     Net earnings                                         9,141            7,721           27,128          21,205
     Earnings per common share                              .15              .13              .45             .40
     Weighted average number of shares and share
        equivalents outstanding                          60,853           59,423           60,726          53,267

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

                                                                     (Continued)

                         PHYCOR, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements



     The following represent amounts included in the determination of net revenue (in thousands):

                                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                     SEPTEMBER 30,
                                                             -------------------------         -------------------------
                                                               1996              1995            1996             1995
                                                             --------          -------         ---------         -------
      Gross physician group revenues                         $488,208          275,566         1,343,844         741,644
      Less:
         Provisions for doubtful accounts
            and contractual adjustments                       179,649           93,504           484,788         248,016
                                                             --------          -------         ---------         -------

                 Net physician group revenue                  308,559          182,062           859,056         493,628

      IPA revenue                                              58,926           38,209           171,778          99,840
      Less amounts retained by physician groups and IPAs
         IPAs                                                  45,727           30,772           136,985          80,059
         Physician groups                                     112,443           67,718           323,197         187,028
         Clinic technical employee compensation                12,897            7,743            35,090          20,433
                                                             --------          -------         ---------         -------

                 Net revenue                                 $196,418          114,038           535,562         305,948
                                                             ========          =======         =========         =======


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

(5)  SUBSEQUENT EVENTS

     Effective October 1, 1996, the Company completed the purchase of certain clinic operating assets of Hattiesburg Clinic, a 100-physician multi-specialty clinic based in Hattiesburg, Mississippi and entered into a 40-year service agreement with the associated physician group.

     On October 2, 1996, PhyCor entered into a definitive agreement to merge with the Straub Clinic and Hospital Incorporated, an integrated health care system comprised of a 150-physician multi-specialty clinic and a 159-bed acute care hospital based in Honolulu, Hawaii. This agreement also includes management of a 40-physician multi-specialty group on Guam which is 50% owned by Straub. PhyCor has also entered into an interim administrative services agreement with the physician group associated with this system, effective until completion of the merger. The merger, which is subject to certain regulatory, Straub shareholder, and other approvals, is expected to be completed before the end of January 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         PhyCor is a physician practice management company that operates multi-specialty clinics and independent practice associations ("IPAs"). The Company owns and operates 42 clinics with approximately 2,850 physicians in 24 states and manages IPAs with over 8,700 physicians in 15 markets. The Company's IPAs, which are networks of independent physicians, provide capitated medical services to approximately 761,000 patients, including approximately 92,000 Medicare-eligible patients.

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

         During the first nine months of 1996, PhyCor acquired certain operating assets of ten multi-specialty clinics, including the South Bend Clinic, which the Company operated under a management agreement during November and December 1995, and numerous individual physician and single specialty practices, for a total consideration of $173.6 million. PhyCor also completed its acquisition of SPACO Management Company, Inc. (SPACO), an IPA management company in Dallas, Texas, and certain assets of Southwest Physician Associates, a 972-physician IPA associated with SPACO. The principal assets acquired were accounts receivable, property and equipment and service agreement costs, an intangible asset. The consideration for clinic asset acquisitions in the first nine months of 1996 consisted of approximately 67% cash, 25% liabilities assumed and 8% convertible notes, warrants and stock. The cash portion of the purchase price was funded by a combination of operating cash flow, proceeds from the issuance of convertible subordinated debentures, and borrowings under the Company's bank credit facility. Property and equipment acquired consists primarily of clinic operating equipment, although the Company does own certain land and buildings. Service agreement costs are amortized over the life of the related service agreement, with recoverability assessed periodically.

         Effective October 1, 1996, the Company acquired the assets of a 100-physician group based in Hattiesburg, Mississippi and entered into a 40-year service agreement with the affiliated physician group. On October 2, 1996, PhyCor entered into a definitive agreement to merge with the Straub Clinic and Hospital Incorporated, an integrated health care system comprised of a 150-physician multi-specialty clinic and a 159-bed acute care hospital in Honolulu, Hawaii. This agreement also includes management of a 40-physician multi-specialty group on Guam which is 50% owned by Straub. PhyCor has also entered into an interim administrative services agreement, effective until completion of the merger, with the physician group associated with this system. The merger, which is subject to certain regulatory, Straub shareholder, and other approvals, is expected to be completed in January 1997.

         PhyCor has reached agreements in principal to affiliate with four additional multi-specialty physician clinics. These transactions will add two clinics in Florida, one in Virginia, and one in Ohio to the Company's network of affiliated clinics and will add approximately 320 affiliated physicians. PhyCor expects to complete these transactions and enter into a long-term service agreement with each of these physician groups within the next three months. Consummation of these transactions is subject to completion of definitive agreements.

                             RESULTS OF OPERATIONS

         The following table shows the percentage of net revenue represented by various expense and other income items reflected in the Company's Consolidated Statements of Earnings.

                                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                   SEPTEMBER 30,
                                                              1996           1995             1996           1995
                                                              -----          -----            -----          -----
Net Earnings  .................................               100.0%         100.0%           100.0%         100.0%

Operating expenses:

 Clinic salaries, wages and benefits ..........                38.0           37.1             38.2           37.3

 Clinic supplies  .............................                15.5           15.6             15.2           15.3

 Purchased medical services ...................                 2.7            3.9              2.8            4.1

 Other clinic expenses  .......................                16.4           16.4             16.6           16.1

 General corporate expenses                                     2.6            3.0              2.8            3.4

 Rents and lease expense  .....................                 8.5            8.6              8.4            8.4

 Depreciation and amortization ................                 5.4            4.9              5.3            4.9

 Interest income  .............................                (0.3)          (0.5)            (0.5)          (0.3)

 Interest expense .............................                 2.1            0.6              2.0            1.2

 Minority interest in earnings of
 consolidated partnerships ....................                 1.6            1.6              1.6            1.6
                                                              -----          -----            -----          -----

   Net operating expenses .....................                92.5           91.2             92.4           92.0
                                                              -----          -----            -----          -----

   Earnings before income taxes ...............                 7.5            8.8              7.6            8.0

Income tax expense  ...........................                 2.9            3.4              2.9            3.1
                                                              -----          -----            -----          -----

   Net earnings ...............................                 4.6%           5.4%             4.7%           4.9%
                                                              =====          =====            =====          =====


         1996 Compared to 1995

         Net revenue increased from $114.0 million for the third quarter of 1995 to $196.4 million for the third quarter of 1996, an increase of 72%, and from $305.9 million to $535.6 million for the first nine months of 1995 compared to 1996, an increase of 75%. Net revenue from the 23 service agreements in effect for both periods increased by 14.8% for the third quarter and 17.0% for the first nine months of 1996 compared with the same periods in 1995. Same clinic growth resulted from the addition of new physicians, the expansion of ancillary services, increases in patient volume and increases in fees. The remaining increase was the result of the acquisition of clinic assets.

         During the third quarter and the first nine months of 1996, most categories of operating expenses were relatively unchanged as a percentage of net revenue when compared to the same periods in 1995, despite the large increase in the amount of such expenses resulting from acquisitions and clinic growth. The increase in clinic salaries, wages and benefits resulted from the acquisition of clinics with higher levels of these expenses compared to the existing base of clinics and the addition of primary care physicians at existing clinics. The ratio of staffing costs to net revenues is higher for primary care practices than for specialty care. The reductions in purchased medical services as a percentage of net revenue resulted from the Company's continuing efforts to reduce clinic operating costs by improving the productivity of non-physician personnel and limiting payments for outside medical services. While general corporate expenses decreased as a percentage of net revenue, the dollar amount of general corporate expenses increased as a result of the addition of corporate personnel to accommodate increased acquisition activity and to respond to increasing physician group needs for support in managed care negotiations, information systems implementation and clinical outcomes management programs.

         Income tax expense increased from the prior year as a result of the Company's increased profitability. The Company expects an effective tax rate of approximately 38.5% in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1996, the Company had $168.8 million in working capital, up from $111.4 million as of December 31, 1995. Also, the Company generated $14.3 million of cash flow from operations for the third quarter of 1996 compared to $11.5 million for the third quarter of 1995 and $36.7 million for the first nine months of 1995 compared to $28.6 million for the same period in 1995. At September 30, 1996, net accounts receivable of $249.5 million amounted to 74 days of net clinic revenue compared to $216.2 million and 70 days at June 30, 1996 and $152.3 million and 73 days at September 30, 1995. The increase is attributable to growth in revenues at the Company's clinics and seasonal factors affecting payments from some payors.

         During February 1996, the Company completed a public offering of convertible subordinated debentures, which mature in 2003. Gross and net proceeds from the offering were $200.0 million and approximately $194.4 million, respectively. The debentures were priced at par with a coupon rate of 4.5% and are convertible into the Company's common stock at $38.67 per share. The debentures may not be redeemed at the Company's option prior to February 15, 1998. From February 15, 1998 to February 15, 1999, the debentures may be redeemed only if the price of the Company's common stock exceeds $54.13. From

February 15, 1999 to maturity, the debentures may be redeemed by the Company at prices decreasing from 102.572% of par value to par value. As a result of the issuance of convertible subordinated debentures during 1996, debt was 47.2% of total capitalization at September 30, 1996, compared to 26.6% at the end of 1995.

         In the first nine months of 1996, $6.3 million of convertible subordinated notes issued in connection with physician group asset acquisitions were converted into common stock. These conversions, option exercises and net earnings for the first nine months of 1996 resulted in an increase of $42.9 million in shareholders' equity compared to December 31, 1995.

         Capital expenditures during the first nine months of 1996 totaled $36.1 million. The Company is committed to make specified levels of capital expenditures, including the financing of the acquisition of the assets of physician practices, under its service agreements. The Company expects to make approximately $14 million in capital expenditures during the remainder of 1996.

         Effective January 1, 1995, the Company completed its acquisition of North American. The Company paid $20.0 million at closing and may make additional future payments pursuant to an earnout formula during 1996, 1997, and 1998 of up to an aggregate of $70.0 million. The total acquisition consideration may increase to a maximum of $130.0 million in the event of future acquisitions by North American of additional interests in IPA management entities. The first of such payments was made in the first quarter of 1996 and totaled approximately $12.9 million in cash. Of the future payments to be made, a portion may be payable in shares of the Company's common stock. In addition, deferred acquisition payments are payable to physician groups in the event such physician groups attain predetermined financial targets during established periods of time following the acquisitions. If each group satisfied their applicable financial targets for the periods covered, the Company would be required to pay an aggregate of approximately $67.1 million of additional consideration over the next five years, of which $13.4 million would be payable during the remainder of 1996.

         Total consideration for the pending merger with Straub, and the pending acquisition of Guthrie Clinic and four other multi-specialty clinics with which the Company has reached agreements in principal is expected to be approximately $234 million of which approximately $85 million is expected to be paid in cash at closing. The remaining consideration will be payable in a combination of deferred cash payments, assumption of liabilities, subordinated convertible notes, warrants or common stock.

         PhyCor and one of its smallest affiliated physician groups, with respect to which PhyCor has an investment representing less than 1% of PhyCor's total assets, are in discussions which may result in the sale of the clinic assets. While discussions are in a preliminary stage and PhyCor does not believe the ultimate outcome of this situation will have a material adverse effect on PhyCor, there can be no certainty at this time as to the resolution of this matter and its impact on PhyCor.


         PhyCor has been the subject of an audit by the IRS and understands that the IRS may propose adjustments relating to the timing of recognition of certain revenue and deductions for tax purposes. Such adjustment may result from a recharacterization, for tax purposes only, of PhyCor's relationship with its affiliated physician groups. PhyCor disagrees with the tentative positions taken by the IRS agent including any recharacterization and intends to vigorously contest these adjustments if asserted. Any adjustment resulting from resolution of this disagreement would not affect reported net earnings of PhyCor but would defer tax benefits and change the levels of current and deferred tax assets and liabilities. PhyCor does not believe the resolution of this matter will have a material adverse effect on its financial condition, although there can be no assurance as to the outcome of this audit.

         In July 1996, the Company completed modifications to its bank credit facility which included the revision of certain terms and conditions and the addition of six participating financial institutions. The Company's bank credit facility provides for a five year, $200.0 million revolving line of credit and a $100.0 million 364-day facility for use by the Company prior to July 2001, for acquisitions, working capital, capital expenditures and general corporate purposes. As of November 12, 1996, $89.0 million in borrowings were outstanding under the Company's bank credit facility. The bank credit facility provides that borrowings under the facility bear interest at the agent's base rate or .25% to .55% above the applicable Eurodollar rate. The Company is required to pay a facility fee of between .10% to .25% per annum on the commitments, payable quarterly in arrears, until the commitments are terminated. The total drawn cost of borrowings under the bank credit facility ranges from .375% to .75% per annum.

         The bank credit facility contains covenants which, among other things, require the Company to maintain certain financial ratios and impose certain limitations or prohibitions on the Company with respect to (i) the incurring of certain indebtedness, (ii) the creation of security interests on the assets of the Company, and (iii) the payment of cash dividends on, and the redemption or repurchase of, securities of the Company, investments and acquisitions. The Company is required to obtain bank consent for an acquisition with an aggregate purchase price of $50.0 million or more. The Company was in compliance with such covenants at September 30, 1996.

         At September 30, 1996, the Company had cash and cash equivalents of approximately $31.3 million and, as of November 12, 1996, has $210.5 million available under its bank credit facility. The Company believes that the combination of funds available under its bank credit facility, together with cash reserves and cash flow from operations, may not be sufficient to meet the Company's current planned acquisition, expansion, capital expenditures and working capital needs for the next 12 months. As a result, in order to provide the funds necessary for the continued pursuit of the Company's long-term expansion strategy, PhyCor expects to continue to incur, from time to time, additional short-term and long-term bank indebtedness and to issue equity and debt securities, the availability and terms of which will depend upon market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company.

         This discussion contains forward looking statements relating to completion of pending acquisitions and other matters. Certain of these statements are accompanied by important cautionary factors that could cause different results than expected by the Company. In addition to those factors, other factors such as shareholder, regulatory and third party consents with respect to acquisitions, among other events outside the Company's control could also cause future results to differ from expectations.

                                    PART II
                               OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

Exhibit
Number                    Description of Exhibits

  11     --      Statement re Computation of Per Share Earnings

(b)      Reports on Form 8-K.

         The Company did not file any Current Reports on Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PHYCOR, INC.

                                  By:  /s/ John K. Crawford
                                     -----------------------------------
                                     John K. Crawford
                                     Chief Financial Officer

Date:  November 14, 1996

                                 EXHIBIT INDEX

Exhibit
Number                    Description of Exhibits           Page Number
------                    -----------------------           -----------
11 --                     Statement re Computation
                          of Per Share Earnings