Form 10-K
period 1996-12-31
PHYCOR INC/TN
filed 1997-03-31
CIK 881400

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange
    Act of 1934 (No Fee Required, Effective October 7, 1996) for the fiscal year ended December 31, 1996, or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 (No Fee Required) for the transition period from     to        .

                          COMMISSION FILE NO.: 0-19786

                                  PHYCOR, INC.
            -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             TENNESSEE                                    62-1344801
--------------------------------------         --------------------------------
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)

   30 BURTON HILLS BLVD., SUITE 400
         NASHVILLE, TENNESSEE                               37215
--------------------------------------         --------------------------------
    (Address of principal executive                       (Zip Code)
                  offices)


       Registrant's telephone number, including area code: (615) 665-9066

          Securities registered pursuant to Section 12(b) of the Act:


                                                       Name of Each Exchange
     Title of Each Class                                on Which Registered
--------------------------------------         --------------------------------
            NONE                                              NONE


          Securities registered pursuant to Section 12(g) of the Act:

                      COMMON STOCK, NO PAR VALUE PER SHARE
                   ------------------------------------------
                                (Title of Class)

               4.5% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2003
               -------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                             ---   ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the shares of Common Stock (based upon the closing price of these shares as reported on the Nasdaq Stock Market's National Market on March 26, 1997) of the registrant held by non-affiliates on March 26, 1997, was approximately $1.831 billion. As of March 26, 1997,63,253,392 shares of the registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Documents incorporated by reference and the part of Form 10-K into which the document is incorporated:

Portions of the Registrant's 1996 Annual Report to
  Shareholders..............................................  Part II

Portions of the Registrant's Definitive Proxy Statement
  Relating to the Annual Meeting of Shareholders to be held
  on May 21, 1997...........................................  Part III


                                     PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

     PhyCor is a physician practice management company that acquires and operates multi-specialty medical clinics and develops and manages independent practice associations ("IPAs"). PhyCor's objective is to organize physicians into professionally managed networks that assist physicians in assuming increased responsibility for delivering cost-effective medical care, while attaining high-quality clinical outcomes and patient satisfaction. As of December 31, 1996, the Company operated 44 clinics with approximately 3,050 physicians in 25 states. During the first three months of 1997, the Company affiliated with an additional three clinics with 182 physicians. The Company also manages IPAs, which are networks of independent physicians, that, as of December 31, 1996, included over 9,200 physicians in 17 markets. The Company's affiliated physicians provided capitated medical services to approximately 825,000 members, including approximately 105,000 Medicare members.

     The Company's strategy is to position its affiliated multi-specialty medical clinics and IPAs to be the physician component of organized health care systems. PhyCor targets for acquisition primary care-oriented multi-specialty medical clinics with significant market shares and established reputations for providing quality medical care. The Company is also assisting independent physicians in particular markets in developing new physician groups that enter into long-term agreements with the Company. The Company focuses its IPA development and management efforts in markets that have characteristics indicating opportunities for rapid enrollment growth and attractive capitation rates. The Company generates increased demand for the services and capabilities of its affiliated physician organizations and achieves growth through the addition of physicians, the expansion of managed care relationships and the addition and expansion of ancillary services.

     PhyCor believes that primary care-oriented multi-specialty physician organizations are a critical element of organized health care systems, because physician decisions determine the cost and quality of care. PhyCor believes that physician-driven organizations, including multi-specialty medical clinics, IPAs and the combination of such organizations, present more attractive alternatives for physician consolidation than hospital or insurer/HMO-controlled organizations. The combination of PhyCor's multi-specialty medical clinic and IPA management capabilities and new group-formation efforts enables the Company to offer physician practice management services to substantially all types of physician organizations.

     PhyCor implements a number of programs and services at each clinic in order to promote growth and efficiency, including strategic planning and budgeting, which focus on cost containment and expense reduction. PhyCor negotiates managed care contracts, enters into national purchasing agreements, conducts productivity and procedure coding and charge capturing studies and assists the clinics in physician recruitment efforts. The Company maintains information processing systems for each of its clinics, which have expanded the Company's accounting, billing, receivables management, scheduling and reporting systems capabilities. The Company has also implemented a quality improvement initiative designed to enhance the quality of patient service delivery systems at each affiliated clinic through the maintenance and measurement of performance standards and collection and review of patient evaluations.

MULTI-SPECIALTY MEDICAL CLINICS

     A multi-specialty medical clinic provides a wide range of primary and specialty physician care and ancillary services through an organized physician group practice representing various medical specialties. Multi-specialty medical clinics historically have been locally owned organizations managed by practicing physicians.

     PhyCor targets for acquisition primary care-oriented multi-specialty clinics comprised of typically between 25 and 200 physicians that have significant market shares and established reputations for providing quality medical care. Most of the clinics with which PhyCor seeks to affiliate are the largest multi-specialty clinics in their local markets. See "Clinic Operations" below.

     The Company generates increased demand for the services and capabilities of its affiliated physician organizations and achieves growth through the addition of physicians, the expansion of managed care relationships and the addition and expansion of ancillary services. During 1996, the Company assisted its affiliated clinics in recruiting 320 new physicians. The Company also merged the practices of approximately 140 additional physicians into its existing clinics. The Company is also assisting formerly unaffiliated physicians in particular markets to develop new physician groups which enter into long-term service agreements with the Company. In addition, the Company is developing physician networks around its physician groups to enhance managed care contracting and to provide the physician component of organized health care systems. Physicians in affiliated physician groups may participate in IPAs developed and managed by North American Medical Management, Inc. ("North American"), an entity acquired by the Company in 1995, or PhyCor Management Corporation ("PMC"), an entity in which PhyCor owns a minority interest. See "Physician Networks." PhyCor is also positioning the clinics for participation in organized health care systems by establishing strategic alliances with HMOs, insurers, hospitals and other health care providers and by enhancing medical management systems.

  Clinic Operations

     Upon the acquisition by PhyCor of a clinic's operating assets, the affiliated physician group simultaneously enters into a long-term service agreement with the Company. The Company, under the terms of the service agreement, provides the physician group with the equipment and facilities used in its medical practice, manages clinic operations, employs most of the clinic's non-physician personnel, other than certain diagnostic technicians, and receives a service fee.

     During 1996, the Company acquired the assets of 13 multi-specialty clinics located in Arizona, Colorado, Georgia, Indiana, Mississippi, North Carolina, North Dakota, Ohio, South Carolina, Texas and Virginia. The Company's Mississippi, North Dakota, Ohio and South Carolina affiliated clinics are the Company's first clinics in those states. The Company also entered into an administrative services agreement with Straub Clinic & Hospital, Incorporated ("Straub"), effective October 1, 1996, and consummated the merger with Straub and entered into a long-term service agreement effective January 17, 1997 with a newly formed entity consisting of the Straub physicians. As of January 1, 1997, the Company consummated the acquisition of certain assets and entered into a long-term service agreement with a 66-physician multi-specialty clinic in Vancouver, Washington. In addition, the Company consummated the acquisition of certain assets and entered into a long-term service agreement with a newly formed 21-physician multi-specialty clinic in Palm Springs, California effective February 1, 1997. The Company's Washington and California clinics are the Company's first clinics in those states. As of February 28, 1997, the Company purchased all of the capital stock of two multi-specialty clinics in St. Petersburg, Florida, combined their operations and entered into a long-term service agreement with the newly formed 95-physician group. In addition, the Company is pursuing other possible acquisitions in both existing and new markets. There can be no assurance that additional acquisitions will be successfully completed.

     The Company operates the following medical clinics in conjunction with the affiliated physician groups described below (except as noted below, information is as of December 31, 1996):

                                                                            PERCENTAGE
                                                                                OF          NUMBER
                                                                NUMBER       PRIMARY          OF            PHYCOR
                                                     YEAR         OF           CARE         MEDICAL       OPERATIONS     SERVICE
CLINIC                             LOCATION         FOUNDED   PHYSICIANS    PHYSICIANS    SPECIALTIES     COMMENCED       SITES
------                       --------------------   -------   ----------   ------------   -----------   --------------   -------
Green Clinic...............  Ruston, LA              1948         36            47%           16          Oct. 1988       2
Doctors' Clinic............  Vero Beach, FL          1969         39            46            19          Jan. 1989       5
Nalle Clinic...............  Charlotte, NC           1921        119            54            23          Feb. 1990       10
Greeley Medical Clinic.....  Greeley, CO             1933         40            55            15          Oct. 1990       4
Pueblo Physicians..........  Pueblo, CO              1970         43            56            13          Sept. 1991      7
First Coast Medical
  Group....................  Jacksonville, FL        1921        103            68            18          Nov. 1991       54
Sadler Clinic..............  Conroe, TX              1955         39            54            15          Jan. 1992       7
Diagnostic Clinic..........  San Antonio, TX         1972         45            53            16          Jan. 1992       5
Virginia Physicians........  Richmond, VA            1923        108            74            18          Feb. 1992       17
Valley Diagnostic Medical
  and Surgical Clinic......  Harlingen, TX           1954         23            44            13          Aug. 1992       2
Laconia Clinic.............  Laconia, NH             1938         24            54            13          Sept. 1992      2
Olean Medical Group........  Olean, NY               1937         32            44            15          Nov. 1992       2
Holston Medical Group......  Kingsport, TN           1975         45            71            13          Jan. 1993       12
The Medical & Surgical
  Clinic of Irving.........  Irving, TX              1961         33            70            11          Mar. 1993       2
Simon-Williamson Clinic....  Birmingham, AL          1935         52            75            14          July 1993       9
Medical Arts Center........  Dixon, IL               1986         28            36            14          Oct. 1993       6
Medical Arts Clinic........  Corsicana, TX           1952         42            50            18          Jan. 1994       5
Lexington Clinic...........  Lexington, KY           1920        160            47            25          Feb. 1994       22
Southern Plains Medical
  Center...................  Chickasha, OK           1946         32            53            15          Aug. 1994       2
Holt-Krock Clinic..........  Fort Smith, AR          1921        155            44            23          Sept. 1994      20
Burns Clinic Medical
  Center...................  Petoskey, MI            1931        127            44            26          Oct. 1994       8
Boulder Medical Center.....  Boulder, CO             1949         50            42            21          Oct. 1994       3
Tidewater Physicians Multi-
 Specialty Group............ Newport News, VA        1993         69            83            11          Jan. 1995       30
Northeast Arkansas
  Clinic...................  Jonesboro, AR           1977         61            66             9          Mar. 1995       12
PAPP Clinic................  Newnan, GA              1939         39            51            11           May 1995       5
Ogden Clinic...............  Ogden, UT               1968         43            51            18          June 1995       3
Arnett Clinic..............  Lafayette, IN           1922        116            41            24          Aug. 1995       11
Casa Blanca Clinic.........  Mesa, AZ                1969         97            63            20          Sept. 1995      7
South Texas Medical
  Clinics..................  Wharton, TX             1985         62            65            15          Nov. 1995       10
South Bend Clinic..........  South Bend, IN          1916         55            58            19         Nov. 1995(1)     4
Guthrie Clinic.............  Sayre, PA               1910        229            42            29         Nov. 1995(2)     30
Arizona Physicians
  Center...................  Phoenix, AZ             1987         35            74            10          Jan. 1996       2
Clinics of North Texas.....  Wichita Falls, TX       1995         73            51            21          Mar. 1996       6
Carolina Primary Care......  Columbia, SC            1995         30           100             3           May 1996       9
Harbin Clinic..............  Rome, GA                1948         66            21            15           May 1996       7
Focus Health Services......  Denver, CO              1989         55            89             7          July 1996       16
Clark-Holder Clinic........  LaGrange, GA            1936         47            38            19          July 1996       5
Medical Arts Clinic........  Minot, ND               1958         44            52            19          Aug. 1996       1
Wilmington Health
  Associates...............  Wilmington, NC          1971         43            40            13          Aug. 1996       5
Gulf Coast Medical
  Group....................  Galveston, TX           1996         33            73            10          Aug. 1996       10
Hattiesburg Clinic.........  Hattiesburg, MS         1963        101            44            17          Oct. 1996       12
Toledo Clinic..............  Toledo, OH              1926         80            18            19          Nov. 1996       10
Lewis-Gale Clinic..........  Roanoke, VA             1909        106            49            23          Nov. 1996       14
Straub Clinic &
  Hospital.................  Honolulu, HI            1921        187            52            26         Jan. 1997(3)     10
The Vancouver Clinic.......  Vancouver, WA           1936         66            47            12         Jan. 1997(4)     4
First Physicians Medical
  Group....................  Palm Springs, CA        1997         21            67             9         Feb. 1997(5)     16
St. Petersburg-Suncoast
  Medical Group............  St. Petersburg, FL      1997         95            37            23         Feb. 1997(6)     7


(1) Entered into an interim management agreement effective November 1, 1995 and consummated the acquisition of certain assets and entered into a long-term service agreement effective January 1, 1996.

(2) Entered into a series of agreements whereby PhyCor agreed to provide management services for up to five years and agreed to acquire certain assets of the clinic upon the occurrence of certain conditions.

(3) Entered into an administrative services agreement effective October 1, 1996 and consummated the merger with Straub and entered into a long-term service agreement effective January 17, 1997.

(4) Acquired certain operating assets and entered into a long-term service agreement effective January 1, 1997.

(5) Acquired certain operating assets and entered into a long-term service agreement with the newly formed group effective February 1, 1997.

(6) Acquired all of the capital stock of two clinics, combined their operations and entered into a long-term service agreement with the newly formed group effective February 28, 1997.

     In addition to the approximately 3,050 physicians affiliated with the Company at December 31, 1996, the PhyCor-affiliated physician groups employ approximately 430 physician extenders, which include physician assistants, nurse practitioners and other mid-level providers. The Company believes physician extenders comprise an important component of its integrated network strategy by efficiently expanding the level of services offered in its clinics.

     The physician groups offer a wide range of primary and specialty physician care and ancillary services. Approximately 53% of PhyCor's affiliated physicians are primary care providers, and approximately 47% practice various medical and surgical specialties. The primary care physicians are those in family practice, general internal medicine, obstetrics, pediatrics and emergency and urgent care. The Company is assisting all of its clinics in recruiting additional primary care physicians. Medical specialties include allergy, cardiology, dermatology, endocrinology, gastroenterology, infectious diseases, nephrology, neurology, occupational medicine, oncology, pulmonology and rheumatology. Surgical specialties include general surgery, ophthalmology, orthopedics, otolaryngology, thoracic surgery and urology. The clinics vary in the number and types of specialties offered. Substantially all of the physicians practicing in the clinics are certified or eligible to be certified by the applicable medical specialty boards.

     The clinics also offer a wide array of ancillary services. Most clinics provide a range of imaging services, which may include CAT scanning, mammography, nuclear medicine, ultrasound and x-ray. In addition, many of the clinics have clinical laboratories and pharmacies. Ambulatory surgery units and rehabilitation services are in place or being planned in most clinics, in some cases through joint ventures. Several of the clinics have diabetes centers, pharmaceutical clinical trial programs and weight management programs. Some offer renal dialysis and participate, usually by joint venture, in home infusion therapy. Ancillary revenue accounted for approximately 25.2% of gross clinic revenue for the year ended December 31, 1996 compared to 27.0% for the year ended December 31, 1995.

     In connection with an acquisition of assets and execution of a service agreement, the Company investigates the history and reputation of the physician group and the individual physicians. The Company obtains representations and covenants from the physician group with respect to historical financial performance and employment and licensure of individual physicians. As part of its services performed under the service agreement, PhyCor personnel undertake administrative tasks in connection with obtaining and maintaining liability insurance for the physician group, including maintaining and reviewing files relating to physician licensure and certification. PhyCor does not, however, control the practice of medicine by physicians or compliance by them with licensure or certification requirements. PhyCor's affiliated physicians maintain full professional control over their medical practices, determine which physicians to hire or terminate and set their own standards of practice in order to promote high quality health care.

  PhyCor Operations

     Pursuant to its service agreements with physician groups, PhyCor manages all aspects of the clinics other than the provision of medical services, which is controlled by the physician groups. At each clinic, a joint policy board equally comprised of physicians and PhyCor personnel focuses on strategic and operational planning, marketing, managed care arrangements and other major issues facing the clinic. The joint policy board involves experienced health care managers in the decision making process and brings increased discipline and accountability to clinic operations. PhyCor is not engaged in the practice of medicine.

     PhyCor enhances clinic growth by expanding managed care arrangements, assisting in the recruitment and merger of physicians and expanding and adding ancillary services. PhyCor works closely with the physician groups in targeting and recruiting physicians from outside the community and merging physicians in sole practice or single specialty groups, especially primary care groups, into the clinics' physician groups. PhyCor assists in the development of new and expanded ancillary services by providing the needed capital resources and management services.

     Management believes its clinics have the opportunity to form relationships with managed care organizations, insurance companies and hospitals to create high-quality, cost-effective health care delivery systems. The Company is aligning its affiliated clinics with low-cost, high-quality hospitals and related providers in each of its markets and through various relationships is seeking to more closely coordinate the overall delivery of health care to patients. These plans may include participation by affiliated physicians in physician networks developed and managed by PhyCor or PMC. See "Physician Networks." Pursuant to certain of the Company's relationships with managed care organizations and insurance companies, responsibility for physician services, hospital utilization and overall medical management is assumed by the physician networks being developed by PhyCor-affiliated clinics. The Company believes that medical management performed within physician organizations can yield the greatest value in quality-driven, cost-effective health care and that premiums collected from purchasers of health care will be allocated based upon the value of the services performed by the health care provider members of organized health care systems.

     The Company sponsors the PhyCor Institute for Healthcare Management which provides practical managed care and medical management training for physicians affiliated or considering affiliation with PhyCor. Through the Institute's efforts, physicians in many locations work together to achieve "economies of intellect" and best practice performance through shared data and experience. These efforts emphasize outcomes measurement and management and are intended to improve the physicians' ability to attain optimal clinical outcomes and patient satisfaction, while emphasizing appropriate utilization of health care resources. The Company believes that, in the future, its ability to differentiate its physician organizations based upon quality clinical performance will increasingly impact financial performance.

     The Company focuses the attention of the physician groups on practice patterns. This effort emphasizes outcomes measurement and management and is intended to improve the physicians' ability to attain the desired clinical results while containing the utilization of health resources. Similarly, the Company's quality service initiative seeks to improve the patient's overall experience with the health care delivered within the Company's affiliated clinics and networks.

     The Company provides support for the selection and implementation of information systems at its clinics. The Company has selected certain practice management and other systems considered to be most effective for capitated risk management, provider profiling, outcomes analysis and automated patient records for implementation at its clinics. These systems are designed to allow physician organizations to successfully capture information that will enable them to more effectively manage the risk associated with capitated arrangements.

     The Company also negotiates national arrangements that provide cost savings to its clinics through economies of scale in malpractice insurance, supplies and equipment. In addition, PhyCor has a service improvement program that aligns staffing with the volume and service needs of its physician organizations and focuses on measuring and improving patient satisfaction. Upon assuming the operations of a clinic, the Company implements a standard set of business policies and reviews procedure coding practices in each clinic.

  Service Agreements

     The long-term service agreements currently entered into by the Company are for terms of 40 years. Long-term agreements entered into prior to 1994 are generally for terms of 30 years. These agreements cannot be terminated by the Company or the physician groups without cause, which includes material default or bankruptcy. Upon the expiration of the term of a service agreement or in the event of termination, the physician group must purchase all of the related assets owned by the Company, generally at then current book value. The physician group agrees not to compete with PhyCor and substantially all of the physicians agree not to compete with the physician group for a period of time or agree to pay liquidated damages if they compete. The Company agrees not to affiliate with other multi-specialty groups in the clinic's service area.

     Under most of its service agreements, the Company receives a service fee equal to the clinic expenses it has paid plus percentages of operating income of the clinic (net clinic revenue less certain contractually agreed upon clinic expenses before physician distributions) plus, in some cases, percentages of net clinic revenue. As clinic operating income improves, whether as a result of increased revenue or lower expenses, PhyCor's service fees increase.

     Several of the Company's service agreements contain provisions granting the physician groups termination rights or rights of first refusal in certain events. Many of the service agreements provide that if any person or persons acquire the right to vote 50% or more of PhyCor's Common Stock, the physician group may terminate the service agreement, unless the transaction was approved by PhyCor's Board of Directors or subsequently approved by two-thirds of PhyCor's directors who are not members of management or affiliates of the acquiring person. The physician group in Lexington, Kentucky may also terminate its service agreement if an entity named therein acquires 15% or more of the Company's outstanding Common Stock. Other groups may terminate their service agreement in the event of a merger where PhyCor does not survive or a takeover or sale of substantially all the assets of PhyCor or in the event of a sale of all or substantially all of the assets or capital stock of the PhyCor subsidiary with whom the service agreement was entered into. Some physician groups have rights of first refusal to purchase the clinic assets owned by PhyCor if PhyCor determines to sell such assets. The above provisions could have an adverse effect on any efforts to take control of PhyCor without the consent of the Board of Directors and the physician groups having these rights.

PHYSICIAN NETWORKS

     The Company believes that the health care industry will continue to be driven by local market factors and that organized providers of health care, like IPAs, will play a significant role in delivering cost-effective, quality medical care. IPAs offer physicians an opportunity to participate in expanding organized health care systems and assistance in contracting with insurance and HMO organizations and other large purchasers of health care services. IPAs consolidate independent physicians by providing general organizational structure and management to the physician network. IPAs provide or contract for medical management services to assist physician networks in obtaining and servicing managed care contracts. Physicians affiliated with IPAs often seek additional practice management services, including billing, staffing and financial management services, which are provided in certain circumstances by a management service organization.

     PhyCor established its presence in the IPA management business in 1995 and believes that a significant opportunity exists to develop and manage IPAs. IPAs consolidate independent physicians by providing general organizational structure and management to the physician network. IPAs provide or contract for medical management services to assist physician networks in obtaining and servicing managed care contracts and enable previously unaffiliated physicians to assume and more effectively manage capitated risk.

     Effective January 1, 1995, the Company acquired all of the outstanding shares of capital stock of North American. As of December 31, 1996, PhyCor managed IPAs with over 9,200 physicians in 17 markets. The Company establishes management companies through which all health plan contracts are negotiated. These management companies, in which physicians may have an equity interest, provide information and operating systems, actuarial and financial analysis, medical management and provider contract services to the IPA. PhyCor assists physicians in forming networks to develop a managed care delivery system in which the IPA accepts fiscal responsibility for providing a wide range of medical services. PhyCor intends to continue to develop primary care-oriented health care delivery systems in certain markets that do not have established managed care networks.

     In June 1995, PhyCor purchased a minority interest in PMC and manages PMC pursuant to a ten-year administrative services agreement. PMC develops and manages IPAs and provides other services to physician organizations. PhyCor has an option to purchase the remaining equity interest of PMC prior to the end of May 2005.

REGULATION

  General

     The health care industry is highly regulated, and there can be no assurance that the regulatory environment in which the Company operates will not change significantly in the future. In general, regulation of health care companies is increasing.

     Every state imposes licensing requirements on individual physicians and on facilities and services operated by physicians. In addition, federal and state laws regulate HMOs and other managed care organizations. Many states require regulatory approval, including certificates of need, before establishing certain types of health care facilities, offering certain services or making expenditures in excess of statutory thresholds for health care equipment, facilities or programs. To date, neither the Company's clinics nor its managed IPAs have been required to obtain certificates of need for their activities. In connection with the expansion of existing operations and the entry into new markets and managed care arrangements, the Company and its affiliated practice groups as well as its managed IPAs may become subject to compliance with additional regulation.

     The Company and its clinics and managed IPAs are also subject to federal, state and local laws dealing with issues such as occupational safety, employment, medical leave, insurance regulations, civil rights and discrimination, and medical waste and other environmental issues. At an increasing rate, federal, state and local governments are expanding the regulatory requirements on businesses, including medical practices. The imposition of these regulatory requirements may have the effect of increasing operating costs and reducing the profitability of the Company's operations.

     The Company, through its IPAs, enters into contracts and joint ventures with licensed insurance companies, such as HMOs, whereby the Company and its IPAs assume risk in connection with providing health care services under various capitation arrangements. To the extent the Company or its managed IPAs are in the business of insurance as a result of entering into such risk sharing arrangements, they are subject to a variety of regulatory and licensing requirements applicable to insurance companies or HMOs. There can be no assurance, however, that the Company or its managed IPAs will not be adversely affected by such regulations. In connection with a recent multi-specialty medical clinic acquisition, the Company acquired an HMO previously affiliated with the clinic. The HMO industry is highly regulated at the state level and is highly competitive. Additionally, the HMO industry has been subject to numerous legislative initiatives within the past several years. Certain aspects of health care reform legislation being considered at the federal level have direct and indirect consequences for the HMO industry. There can be no assurance that developments in any of these areas will not have an adverse effect on the Company's wholly-owned HMO or on HMOs in which the Company has a partial ownership interest or other financial involvement.

     Many of the payor contracts entered into on behalf of PhyCor-managed IPAs are based on capitated fee arrangements. Under capitation arrangements, health care providers bear the risk, subject to certain loss limits, that the aggregate costs of providing medical services to the members will exceed the premiums received. The management fees are based, in part, upon a share of surplus, if any, of a capitated amount of revenue. Agreements with payors also contain "shared risk" provisions under which the Company and the IPA can earn additional compensation based on utilization of hospital services by members and may be required to bear a portion of any loss in connection with such "shared risk" provisions. Any such loss could have a material adverse effect on the Company. The profitability of the managed IPAs is dependent upon the ability of the providers to effectively manage the per patient costs of providing medical services and the level of utilization of medical services. The management fees are also based upon a percentage of revenue collected by the IPAs. Any loss of revenue by the IPAs as a result of losing affiliated physicians, the termination of third party payor contracts or otherwise could have a material adverse effect on management fees derived by the Company from its management of IPAs. Through its service agreements, the Company also shares in capitation risk assumed by its affiliated physician groups.

     Federal and state antitrust laws also prohibit agreements in restraint of trade, the exercise of monopoly power and other practices that are considered to be anti-competitive. The Company believes that it is in material compliance with federal and state antitrust laws in connection with the operation of its clinics and its managed IPAs.

     The Company believes its operations are in material compliance with applicable law and expects to modify its agreements and operations to conform in all material respects to future regulatory changes. The ability of the Company to operate profitably will depend in part upon the Company and its affiliated physician groups and its managed IPAs obtaining and maintaining all necessary licenses, certificates of need and other approvals and operating in compliance with applicable health care regulations. The Company is unable to predict what additional government regulations, if any, affecting its business may be enacted in the future or how existing or future laws and regulations might be interpreted. The failure of the Company or any of its affiliated physician groups or managed IPAs to comply with applicable law could have a material adverse effect on the Company.

  State Legislation

     The laws of many states prohibit physicians from splitting fees with non-physicians, prohibit non-physician entities (such as the Company, including North American) from practicing medicine and prohibit referrals to facilities in which physicians have a financial interest. There can be no assurance, however, that future interpretations of, or changes in, these laws will not require structural and organizational modifications of the Company's existing relationships with its clinics or modifications in the existing relationships with its affiliated IPAs, and there can be no assurance that the Company would be able to appropriately modify its relationships. In addition, statutes in some states could restrict expansion of the operations of the Company to those jurisdictions.

  Medicare Payment System

     The Company's affiliated physician groups and IPAs derived approximately 20% of their net revenue in 1996 from payments for services provided to patients enrolled in the federal Medicare program, including patients covered by risk contracts. Clinics and IPAs managed by the Company provide medical services under risk contracts to approximately 105,000 Medicare members. The prior system of Medicare payments, other than for risk contracts, was based on customary, prevailing and reasonable physician charges and was phased out from 1992 through 1996 and replaced with an annually-adjusted resource-based relative value scale ("RBRVS"). The Company believes that the RBRVS fee scale may provide modest increases from historical levels in the per patient fee-for-service Medicare revenue received by the physician groups and IPAs with which the Company is affiliated, but does not believe that such restraints on fee increases will result in a material adverse change in the results of operations of the Company.

  Medicare Fraud and Abuse and Anti-Referral Provisions

     The provisions of the Social Security Act addressing illegal remuneration (the "anti-kickback statute") prohibit providers and others from soliciting, receiving, offering or paying, directly or indirectly, any form of remuneration in return for the referral of Medicare or state health program patients or patient care opportunities, or in return for the purchase, lease arrangements or order of any item or service that is covered by Medicare or a state health program. The applicability of these provisions to many business transactions in the health care industry, including the Company's service agreements with physician groups, management agreements with IPAs and joint ventures with other health care providers, has not been subject to any significant judicial and regulatory interpretation.

     Management believes that although it is receiving remuneration under its service agreements for management services and management fees under management agreements for services to IPAs, the Company is not in a position to make or influence referrals of patients or services reimbursed under Medicare or state health programs to the physician groups or networks. Consequently, the Company does not believe that the service fees and management fees payable to it could be viewed as remuneration for referring or influencing referrals of patients or services covered by such programs as prohibited by the anti-kickback statute. The Company is not a separate provider of Medicare or state health program reimbursed services except for pharmacy operations operated by Company subsidiaries at four of its clinic locations. To the extent that the Company is deemed to be a separate provider of medical services under its service agreements or management agreements and to receive referrals from physicians, the financial arrangements could be subject to scrutiny under the anti-kickback statute. The Company does not believe that its operation of four pharmacies under provider numbers that are separate from the clinics' creates a material risk under the anti-kickback statute. The Company, however, intends to bring all pharmacy operations into the group practices that operate the clinics.

     In connection with the transaction with Straub, the Company provides certain management services to both a physician group practice and a hospital owned by the group. Because the hospital is subject to extensive regulation and because hospital management companies have, in some instances, been viewed as referral sources by federal regulatory agencies, the relationship between PhyCor and the physician group could come under increased scrutiny under the Medicare fraud and abuse law. In late 1995, prior to its association with PhyCor, Straub was served with a federal search warrant in connection with an investigation into Straub's billing and receivables practices, including with respect to Medicare, Medicaid and CHAMPUS. The investigation is ongoing, and no determination can be made at this time as to its outcome. The Company is indemnified by the physician group affiliated with Straub against any penalties imposed as a result of the investigation, and PhyCor believes that such indemnity will be sufficient to satisfy any claims made against PhyCor as a successor to Straub, although no assurance can be given in that regard. In addition, the federal government could in certain circumstances suspend or prevent Straub from participating in government programs, which would have a negative impact on PhyCor's revenues under its service agreement with Straub.

     In July 1991, the federal government published regulations that provide exceptions, or "safe harbors," for business transactions that will be deemed not to violate the anti-kickback statute. In September 1993, additional safe harbors were proposed for eight activities including referrals within group practices consisting of active investors. While the arrangements between the Company, the clinics and third parties, including the arrangements between North American and providers and provider groups, do not in all instances fall within the protection offered by these safe harbors or the proposed safe harbors, the Company believes its operations are in material compliance with applicable Medicare fraud and abuse laws. If the arrangements were found to be illegal, the Company, the physician groups and/or the individual physicians would be subject to civil and criminal penalties, including exclusion from participation in government reimbursement programs, which could materially adversely affect the Company.

     Under legislation known as the "Stark Bill," referrals of certain services to entities by physicians with an ownership interest in, or financial relationship with, that entity have been prohibited. The covered services include physical therapy services, occupational therapy services, radiology services, including MRI, CT and ultrasound, radiation therapy services, durable medical equipment, parenteral and enteral nutrients, equipment and supplies, prosthetics, orthotics and prosthetic devices, home health services, outpatient prescription drugs and inpatient and outpatient hospital services. The Company believes that its clinics are operating in compliance with the language of statutory exceptions to the Stark Bill, including, but not limited to, the exceptions for services provided by physicians within a group practice or in-office ancillary services. As a result, the Company does not believe that physicians who are members of the group practices practicing at its clinics are prohibited from making referrals of designated health services to the clinics.

  Impact of Health Care Regulatory Changes

     The United States Congress and many state legislatures routinely consider proposals to reform or modify the health care system, including measures that would control health care spending, convert all or a portion of government reimbursement programs to managed care arrangements, and balance the federal budget by reducing spending for Medicare and state health programs. These measures can affect a health care company's cost of doing business and contractual relationships. For example, recent developments that affect the Company's activities include: (i) federal legislation requiring a health plan to continue coverage for individuals who are no longer eligible for group health benefits and prohibiting the use of "pre-existing condition" exclusions that limit the scope of coverage; (ii) a Health Care Financing Administration policy prohibiting restrictions in Medicare risk HMO plans on a physician's recommending to patients other health plans and treatment options; and (iii) regulations imposing restrictions on physician incentive provisions in physician provider agreements. There can be no assurance that such legislation, programs and other regulatory changes will not have a material adverse effect on PhyCor.

COMPETITION

     The business of providing health care related services is highly competitive. Many companies, including professionally managed physician practice management companies, have been organized to pursue the acquisition of medical clinics, managing such clinics, employing clinic physicians or providing services to IPAs. Large hospitals, other multispecialty clinics and health care companies, HMOs and insurance companies are also engaged in activities similar to those of the Company. Some of these competitors have longer operating histories and significantly greater resources than the Company. There can be no assurance that the Company will be able to compete effectively, that additional competitors will not enter the market, or that such competition will not make it more difficult to acquire the assets of medical clinics or develop or manage IPAs on terms beneficial to the Company. To the extent that health care industry reforms make prepaid medical care more attractive and provide incentives to form organized health care systems, the Company anticipates facing greater competition. PhyCor's revenues are dependent upon the continued success of the medical groups with which it has long-term service agreements and IPAs that it manages. These organizations face competition from several sources, including sole practitioners, single and multi-specialty groups and staff model HMOs.

INSURANCE

     The Company maintains medical professional liability insurance on a claims made basis for all of its clinics and its operations. Insurance coverage under such policies is contingent upon a policy being in effect when a claim is made, regardless of when the events which caused the claim occurred. The Company also maintains general liability and umbrella coverage on an occurrence basis. The cost and availability of such coverage has varied widely in recent years. While the Company believes its insurance policies are adequate in amount and coverage for its current operations, there can be no assurance that the coverage maintained by the Company is sufficient to cover all future claims or will continue to be available in adequate amounts or at a reasonable cost. PhyCor is named as the additional insured on the various policies maintained by the several physician groups, including the professional liability insurance policies carried by the physician groups.

EMPLOYEES

     As of December 31, 1996, the Company employed approximately 15,000 people, including 120 in the corporate office. None of the Company's employees is a member of a labor union, and the Company considers its relations with its employees to be excellent.

ITEM 2. PROPERTIES

     The Company leases approximately 45,000 square feet of rentable space at 30 Burton Hills Boulevard in Nashville, Tennessee, where the Company's headquarters are located. The Company pays approximately $81,000 per month in rent, which rental amount increases over the term of the lease to approximately $83,000 per month in the final year. The lease expires in 2003. The Company believes these arrangements and other available space are adequate for its current uses and anticipated growth.

     The Company leases, subleases or occupies pursuant to its service agreements the clinic facilities. In many cases, facilities are leased from the physician groups with the lease cost generally included in the service fees paid to PhyCor. In connection with the acquisition of the Company's affiliated clinic in Lexington, Kentucky, the Company acquired the real estate used by the physician group, including the clinic's main clinic facility in Lexington and other satellite facilities in Lexington and the surrounding communities. Certain of such properties are subject to mortgages assumed by the Company as a result of the transaction with an aggregate outstanding principal balance as of February 28, 1997 of $3.7 million and bear interest at rates ranging from 8.25% to 10.5%. In connection with the Company's acquisitions of its affiliated clinics in Lafayette, Indiana, and St. Petersburg, Florida, the Company acquired the real estate used by each of the physician groups. At the time of such acquisitions, certain of the properties were subject to a mortgage, which indebtedness was assumed by PhyCor as a result of the transactions and repaid in full. The Company makes such facilities available to the physician groups pursuant to the long-term service agreements with Lexington Clinic, Arnett Clinic and St. Petersburg-Suncoast Medical Clinic, respectively.

     The Company may from time to time acquire real estate in connection with the acquisition of clinic assets. The Company anticipates that as the clinics continue to grow and add new services, expanded facilities will be required. Such transactions may require PhyCor's assistance in obtaining financing of the property on behalf of the physician groups.

ITEM 3. LEGAL PROCEEDINGS

     Certain litigation is pending against the physician groups affiliated with the Company and IPAs managed by the Company. The Company has not assumed any liability in connection with such litigation. Claims against the physician groups and IPAs could result in substantial damage awards to the claimants which may exceed applicable insurance coverage limits. While there can be no assurance that the physician groups and IPAs will be successful in any such litigation, the Company does not believe any such litigation will have a material adverse effect on the Company. Certain other litigation is pending against the Company and certain subsidiaries of the Company none of which management believes would have a material adverse effect on the Company's financial position or results of operations taken as a whole. Certain litigation is pending against subsidiaries of North American which was outstanding prior to the acquisition of North American by the Company. The Company is indemnified by certain former shareholders of North American for any damages as a result of the litigation and the amount of any additional payments to be made to the former shareholders of North American would be offset by any damages resulting from such litigation. While there can be no assurance that the North American subsidiaries will be successful in any such litigation, the Company does not believe any such litigation will have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                          FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements regarding the business and industry of PhyCor, Inc. ("PhyCor" or the "Company"), including those regarding the acquisition of additional clinics, the development of additional IPAs, the adequacy of PhyCor's capital resources and other statements regarding trends relating to various revenue and expense items. Many factors, including the Company's ability to consolidate clinics and operate them profitably, competition, regulatory developments and changes, the profitability of capitated fee arrangements and other methods of payment for medical services, the fact that the physician groups with which PhyCor affiliates are exposed to the risk of professional liability claims, its dependence on the revenue generated by its affiliated clinics and other uncertainties, could cause actual results to differ materially from those discussed in the forward-looking statements made in this report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Information relating to the Common Stock is set forth in the Company's 1996 Annual Report to Shareholders under the caption "Corporate and Investor Information -- Common Stock" and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

     The Company's selected financial data is set forth in the Company's 1996 Annual Report to Shareholders under the caption "Selected Financial Data" and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations is set forth in the Company's 1996 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's financial statements and the related notes, together with the report of KPMG Peat Marwick LLP thereon, are set forth in the Company's 1996 Annual Report to Shareholders and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to the executive officers of the Company is set forth in the Company's Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 21, 1997 under the caption "Executive Compensation -- Executive Officers of the Company" and is incorporated herein by reference. Information with respect to the directors of the Company is set forth in the Company's Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 21, 1997 under the caption "Election of Directors" and is incorporated herein by reference. Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the Company's Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 21, 1997 under the caption "Compliance With Reporting Requirements of the Exchange Act" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information with respect to executive compensation is set forth in the Company's Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 21, 1997 under the caption "Executive Compensation" and is incorporated herein by reference, except that the Comparative Performance Graph and the Compensation Committee Report on Executive Compensation included in the Definitive Proxy Statement are expressly not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to the security ownership of certain beneficial owners and management is set forth in the Company's Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 21, 1997 under the caption "Voting Securities and Principal Holders Thereof" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to certain relationships and related transactions is set forth in the Company's Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 21, 1997 under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits

        (1) Financial Statements: See Item 8 herein.

        (2) Financial Statement Schedules:

            Independent Auditors' Report..........................  S-1

            Schedule II -- Valuation and
                Qualifying Accounts...............................  S-2


     All other schedules are omitted, because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

     (3) Exhibits


EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
 3.1      --   Amended Bylaws of the Registrant (1)
 3.2      --   Restated Charter of the Registrant (1)
 3.3      --   Amendment to Restated Charter of the Registrant (2)
 3.4      --   Amendment to Restated Charter of the Registrant (3)
 4.1      --   Form of 4.5% Convertible Subordinated Debenture due 2003 (4)
 4.2      --   Form of Indenture by and between the Registrant and First
               American National Bank, N.A. (4)
10.1      --   Form of Amended Employment Agreements dated March 31, 1994 entered into by each of Messrs. Hutts, Reeves, Dent and
               Wright (5)
10.2      --   Registrant's Amended 1988 Incentive Stock Plan (5)
10.3      --   Registrant's Amended 1992 Non-Qualified Stock Option Plan
               for Non-Employee Directors (5)
10.4      --   Registrant's 1991 Amended Employee Stock Purchase Plan (6)
10.5      --   Registrant's Savings and Profit Sharing Plan (6)
10.6      --   Fifth Amended and Restated Credit and Term Loan Agreement,
               dated as of July 22, 1996, by and between the Registrant and
               Citibank, N.A., and the banks named therein, as amended (7)
10.7      --   Amended and Restated Agreement of Merger, dated October 1,
               1996, by and between the Registrant and Straub Clinic &
               Hospital, Incorporated (8)
10.8      --   Service Agreement, dated as of January 17, 1997, by and
               between PhyCor of Hawaii, Inc. and Straub Clinic & Hospital,
               Inc. (8)
10.9      --   Amended Securities Purchase Agreement, dated as of January
               1, 1995, by and between the Registrant and North American
               Medical Management, Inc. (1)
11        --   Statement re computation of per share earnings (7)
13        --   Portions of the Registrant's Annual Report to Shareholders
               for the year ended December 31, 1996 (7)
21        --   List of subsidiaries of the Registrant (7)
23        --   Consent of KPMG Peat Marwick LLP (7)
27        --   Financial Data Schedule (for SEC use only) (7)


(1) Incorporated by reference to exhibits filed with the Registrant's
    Annual Report on Form 10-K for the year ended December 31, 1994, Commission No. 0-19786.

(2) Incorporated by referenced to exhibits filed with the Registrant's Registration Statement on Form S-3, Commission No. 33-93018.

(3) Incorporated by referenced to exhibits filed with the Registrant's Registration Statement on Form S-3, Commission No. 33-98528.

(4) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-3, Registration No. 333-328.

(5) Incorporated by reference to exhibits filed with the Registrant's
    Annual Report on Form 10-K for the year ended December 31, 1993, Commission No. 0-19786.

(6) Incorporated by reference to exhibits filed with the Registrant's
    Annual Report on Form 10-K for the year ended December 31, 1991, Commission No. 0-19786.

(7) Filed herewith.

(8) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-4, Commission No. 333-15459.

                 EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

     The following is a list of all executive compensation plans and arrangements filed as exhibits to this Annual Report on Form 10-K:

     (1) Form of Amended Employment Agreement, dated March 31, 1994, between the Registrant and each of Messrs. Hutts, Reeves, Dent and Wright (filed as Exhibit 10.1)

     (2) Registrant's Amended 1988 Incentive Stock Plan (filed as Exhibit 10.2)

     (3) Registrant's Amended 1992 Non-Qualified Stock Option Plan for Non-Employee Directors (filed as Exhibit 10.3)

 (b) Reports on Form 8-K

     None

 (c) Exhibits

     The response to this portion of Item 14 is submitted as a separate section of this report. See Item 14(a)(3)

 (d) Financial Statement Schedules

     The response to this portion of Item 14 is submitted as a separate section of this report. See Item 14(a)(2)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Nashville, State of Tennessee, on March 28, 1997.


                                          PHYCOR, INC.

                                          By:       /s/ JOSEPH C. HUTTS
                                            ------------------------------------
                                                      Joseph C. Hutts
                                                   Chairman of the Board,
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ JOSEPH C. HUTTS                                  Chairman of the Board, President   March 28, 1997
---------------------------------------------------     and Chief Executive Officer
                  Joseph C. Hutts                    (Principal Executive Officer) and
                                                                 Director

/s/ DERRIL W. REEVES                                     Executive Vice President,      March 28, 1997
---------------------------------------------------      Development and Director
                 Derril W. Reeves

/s/ JOHN K. CRAWFORD                                     Vice President and Chief       March 28, 1997
---------------------------------------------------    Financial Officer (Principal
                 John K. Crawford                    Financial and Accounting Officer)

/s/ THOMPSON S. DENT                                     Executive Vice President,      March 28, 1997
---------------------------------------------------   Corporate Services and Director
                 Thompson S. Dent

/s/ RICHARD D. WRIGHT                                    Executive Vice President,      March 28, 1997
---------------------------------------------------       Operations and Director
                 Richard D. Wright

/s/ RONALD B. ASHWORTH                                           Director               March 28, 1997
---------------------------------------------------
                Ronald B. Ashworth

/s/ SAM A. BROOKS, JR.                                           Director               March 28, 1997
---------------------------------------------------
                Sam A. Brooks, Jr.


/s/ WINFIELD DUNN                                                Director               March 28, 1997
---------------------------------------------------
                   Winfield Dunn

/s/ C. SAGE GIVENS                                               Director               March 28, 1997
---------------------------------------------------
                  C. Sage Givens

/s/ JOSEPH A. HILL, M.D.                                         Director               March 28, 1997
---------------------------------------------------
               Joseph A. Hill, M.D.

/s/ JAMES A. MONCRIEF, M.D.                                      Director               March 28, 1997
---------------------------------------------------
              James A. Moncrief, M.D.



                          INDEPENDENT AUDITORS' REPORT


THE BOARD OF DIRECTORS AND SHAREHOLDERS
PHYCOR, INC.:


Under date of February 4, 1997 (except for Note 12(a), which is as of March 7,
1997), we reported on the consolidated balance sheets of PhyCor, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                       KPMG PEAT MARWICK LLP



NASHVILLE, TENNESSEE
FEBRUARY 4, 1997

                         PHYCOR, INC. AND SUBSIDIARIES

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

                                                  BALANCE    ADDITIONS                            BALANCE
                                                 BEGINNING    EXPENSE    DEDUCTIONS   OTHER (1)   ENDING
                                                 ---------   ---------   ----------   ---------   -------
ALLOWANCE FOR DOUBTFUL
  ACCOUNTS AND CONTRACTUAL
  ADJUSTMENTS (IN THOUSANDS)
  December 31, 1994............................   $32,160     175,121     (181,496)    43,075      68,860
                                                  =======     =======     ========     ======     =======
  December 31, 1995............................   $68,860     359,652     (360,684)    14,377      82,205
                                                  =======     =======     ========     ======     =======
  December 31, 1996............................   $82,205     699,186     (688,276)    41,441     134,556
                                                  =======     =======     ========     ======     =======

(1) Represents allowances of acquired clinics.




                                                         BALANCE    ADDITIONS                    BALANCE
                                                        BEGINNING    EXPENSE    DEDUCTIONS (2)   ENDING
                                                        ---------   ---------   --------------   -------
ACCUMULATED AMORTIZATION OF
  INTANGIBLE ASSETS (IN
  THOUSANDS)
  December 31, 1994...................................   $ 5,351      2,420          (503)        7,268
                                                         =======    =======       =======       =======
  December 31, 1995...................................   $ 7,268      7,039          (195)       14,112
                                                         =======    =======       =======       =======
  December 31, 1996...................................   $14,112     13,649            --        27,761
                                                         =======    =======       =======       =======

(2) Represents the sale of clinic assets in 1994 and the conversion of bonds in 1995.


                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------        ------------------------------------------------------------
   3.1     --  Amended Bylaws of the Registrant (1)
   3.2     --  Restated Charter of the Registrant (1)
   3.3     --  Amendment to Restated Charter of the Registrant (2)
   3.4     --  Amendment to Restated Charter of the Registrant (3)
   4.1     --  Form of 4.5% Convertible Subordinated Debenture due 2003 (4)
   4.2     --  Form of Indenture by and between the Registrant and First
               American National Bank, N.A. (4)
  10.1     --  Form of Amended Employment Agreements dated March 31, 1994 entered into by each of Messrs. Hutts, Reeves, Dent and
               Wright (5)
  10.2     --  Registrant's Amended 1988 Incentive Stock Plan (5)
  10.3     --  Registrant's Amended 1992 Non-Qualified Stock Option Plan
               for Non-Employee
  10.5     --  Registrant's Savings and Profit Sharing Plan (6)
  10.6     --  Fifth Amended and Restated Credit and Term Loan Agreement,
               dated as of July 22, 1996, by and between the Registrant and
               Citibank, N.A., and the banks named therein, as amended (7)
  10.7     --  Amended and Restated Agreement of Merger, dated October 1,
               1996, by and between the Registrant and Straub Clinic &
               Hospital, Incorporated (8)
  10.8     --  Service Agreement, dated as of January 17, 1997, by and between PhyCor of Hawaii, Inc. and Straub Clinic & Hospital,
               Inc. (8)
  10.9     --  Amended Securities Purchase Agreement, dated as of January
               1, 1995, by and between the Registrant and North American
               Medical Management, Inc. (1)
  11       --  Statement re computation of per share earnings (7)
  13       --  Portions of the Registrant's Annual Report to Shareholders
               for the year ended December 31, 1996 (7)
  21       --  List of subsidiaries of the Registrant (7)
  23       --  Consent of KPMG Peat Marwick LLP (7)
  27       --  Financial Data Schedule (for SEC use only) (7).

(1) Incorporated by reference to exhibits filed with the Registrant's
    Annual Report on Form 10-K for the year ended December 31, 1994, Commission No. 0-19786.

(2) Incorporated by referenced to exhibits filed with the Registrant's Registration Statement on Form S-3, Commission No. 33-93018.

(3) Incorporated by referenced to exhibits filed with the Registrant's Registration Statement on Form S-3, Commission No. 33-98528.

(4) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-3, Registration No. 333-328.

(5) Incorporated by reference to exhibits filed with the Registrant's
    Annual Report on Form 10-K for the year ended December 31, 1993, Commission No. 0-19786.

(6) Incorporated by reference to exhibits filed with the Registrant's
    Annual Report on Form 10-K for the year ended December 31, 1991, Commission No. 0-19786.

(7) Filed herewith.

(8) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-4, Commission No. 333-15459.