Form 10-Q
period 1997-03-31
PHYCOR INC/TN
filed 1997-05-15
CIK 881400

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ending March 31, 1997.

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to
         _______________.

                          COMMISSION FILE NO.: 0-19786

                                  PHYCOR, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            TENNESSEE                                      62-1344801
---------------------------------                     ---------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

30 BURTON HILLS BLVD., SUITE 400
     NASHVILLE, TENNESSEE                                      37215
---------------------------------                     ---------------------
(Address of principal executive                              (Zip Code)
           offices)

Registrant's telephone number, including area code:      (615) 665-9066
                                                      ---------------------

                                 NOT APPLICABLE
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

         As of May 13, 1997, 63,494,635 shares of the Registrant's Common Stock were outstanding.

                          PHYCOR, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                March 31, 1997 (unaudited) and December 31, 1996
                 (All dollar amounts are expressed in thousands)

                              ASSETS                                             1997          1996
                              ------                                             ----          ----
                                                                             (Unaudited)
Current assets:
     Cash and cash equivalents                                               $   32,556       30,530
     Accounts receivable, net                                                   349,854      295,437
     Inventories                                                                 16,138       15,185
     Prepaid expenses and other assets                                           47,257       42,275
                                                                             ----------   ----------
                  Total current assets                                          445,805      383,427

Property and equipment, net                                                     193,319      160,228
Intangible assets                                                               722,277      559,705
Other assets                                                                     31,538       15,221
                                                                             ----------   ----------
                  Total assets                                               $1,392,939    1,118,581
                                                                             ==========   ==========

               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------

Current liabilities:
     Current installments of long-term debt                                  $      441          424
     Current installments of obligations under capital leases                     2,048        1,237
     Accounts payable                                                            22,955       24,103
     Due to physician groups                                                    105,542       75,340
     Salaries and benefits payable                                               33,186       23,120
     Other accrued expenses and liabilities                                      58,562       46,257
                                                                             ----------   ----------
                  Total current liabilities                                     222,734      170,481

Long-term debt, excluding current installments                                   72,035      123,112
Obligations under capital leases, excluding current installments                  2,854        1,467
Purchase price payable                                                           67,822       66,103
Deferred tax credits and other liabilities                                       50,151       21,797
Convertible subordinated notes payable to physician groups                       84,920       83,918
Convertible subordinated debentures                                             200,000      200,000
                                                                             ----------   ----------
                  Total liabilities                                             700,516      666,878
                                                                             ----------   ----------
Shareholders' equity :
     Preferred stock, no par value; 10,000,000 shares authorized:                    --           --
     Common stock, no par value; 250,000,000 shares authorized; issued and
         outstanding, 63,273,000 in 1997 and 53,901,000 shares in 1996          618,125      389,712
     Retained earnings                                                           74,298       61,991
                                                                             ----------   ----------
                  Total shareholders' equity                                    692,423      451,703
                                                                             ----------   ----------
                  Total liabilities and shareholders' equity                 $1,392,939    1,118,581
                                                                             ==========   ==========

See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES

                       Consolidated Statements of Earnings

                   Three months ended March 31, 1997 and 1996
     (All amounts are expressed in thousands, except for earnings per share)

                                   (Unaudited)




                                                               THREE MONTHS ENDED
                                                                     MARCH 31,
                                                               ------------------
                                                                1997         1996
                                                                ----         ----
Net revenue                                                  $ 250,652      162,501

Operating expenses:
     Clinic salaries, wages and benefits                        94,864       62,615
     Clinic supplies                                            39,264       23,878
     Purchased medical services                                  7,028        5,028
     Other clinic expenses                                      39,023       27,144
     General corporate expenses                                  6,487        4,986
     Rents and lease expense                                    22,243       13,178
     Depreciation and amortization                              13,722        8,441
                                                             ---------    ---------
         Net operating expenses                                222,631      145,270
                                                             ---------    ---------

         Earnings from operations                               28,021       17,231

Interest income                                                 (1,053)        (714)
Interest expense                                                 6,159        2,778
Minority interest in earnings of consolidated partnerships       2,904        2,663
                                                             ---------    ---------

         Earnings before income taxes                           20,011       12,504

Income tax expense                                               7,704        4,814
                                                             ---------    ---------

         Net earnings                                        $  12,307        7,690
                                                             =========    =========

Earnings per common share                                    $     .19          .13
                                                             =========    =========

Weighted average number of shares and share
     equivalents outstanding                                    65,142       60,306
                                                             =========    =========




See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Three months ended March 31, 1997 and 1996
               (All dollar amounts are expressed in thousands)
                                   (Unaudited)


                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                        ------------------
                                                                         1997         1996
                                                                         ----         ----
Cash flows from operating activities:
   Net earnings                                                       $  12,307        7,690
   Adjustments to reconcile net earnings to net cash provided by operating activities:
       Depreciation and amortization                                     13,722        8,441
       Minority interests                                                 2,228        2,092
       Increase (decrease) in cash, net of effects of acquisitions, due to changes in:
         Accounts receivable                                            (15,416)     (12,542)
         Inventories                                                        118         (342)
         Prepaid expenses and other assets                                3,325       (5,250)
         Accounts payable                                                (5,485)      (3,511)
         Due to physician groups                                          7,686        3,082
         Other accrued expenses and liabilities                          (1,275)      10,169
                                                                      ---------    ---------

               Net adjustments                                            4,903        2,139
                                                                      ---------    ---------

               Net cash provided by operating activities                 17,210        9,829
                                                                      ---------    ---------

Cash flows from investing activities:
   Payments for acquisitions, net                                      (150,959)     (79,431)
   Purchase of property and equipment                                   (17,922)     (13,161)
   Payments to acquire other assets                                      (1,798)         303
                                                                      ---------    ---------

               Net cash used by investing activities                   (170,679)     (92,289)
                                                                      ---------    ---------

Cash flows from financing activities:
   Proceeds from long-term borrowings                                   155,000       42,000
   Repayment of long-term borrowings                                   (210,098)    (104,081)
   Repayment of obligations under capital leases                         (1,972)        (583)
   Net proceeds from issuance of stock                                  212,565        1,101
   Net proceeds from issuance of convertible debentures                    --        194,458
                                                                      ---------    ---------

               Net cash provided by financing activities                155,495      132,895
                                                                      ---------    ---------

Net increase in cash and cash equivalents                                 2,026       50,435

Cash and cash equivalents - beginning of period                          30,530       18,827
                                                                      ---------    ---------

Cash and cash equivalents - end of period                             $  32,556       69,262
                                                                      =========    =========


See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES

                  Three months ended March 31, 1997 and 1996
               (All dollar amounts are expressed in thousands)

                                   (Unaudited)


                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                         ------------------
                                                                          1997         1996
                                                                          ----         ----
SUPPLEMENTAL SCHEDULE OF INVESTING ACTIVITIES:
Effects of acquisitions:
   Assets acquired, net of cash                                        $ 257,568      121,420
   Liabilities assumed, net of deferred purchase price payments          (89,759)     (39,125)
   Issuance of convertible subordinated notes payable                     (8,672)      (2,864)
   Issuance of common stock                                               (8,178)          --
                                                                       ---------    ---------

         Payments for acquisitions                                     $ 150,959       79,431
                                                                       =========    =========


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital lease obligations incurred to acquire
   equipment                                                           $     172          186
                                                                       =========    =========

Conversion of subordinated notes payable
   to common stock                                                     $   7,670        3,158
                                                                       =========    =========




See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

                   Three months ended March 31, 1997 and 1996



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

         These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(2)      ACQUISITIONS

         (A)      MULTI-SPECIALTY MEDICAL CLINICS

                  Through March 31, 1997 and during 1996, the Company, through wholly-owned subsidiaries, acquired certain operating assets of the following clinics:

                           CLINIC                                     EFFECTIVE DATE                    LOCATION
                           ------                                     --------------                    --------
                  1997:
                    Vancouver Clinic                                  January 1, 1997              Vancouver, Washington
                    First Physicians Medical Group                    February 1, 1997             Palm Springs, California
                    St. Petersburg-Suncoast Medical Group             February 28, 1997            St. Petersburg, Florida

                  1996:
                    Arizona Physicians Center                         January 1, 1996              Phoenix, Arizona
                    Clinics of North Texas                            March 1, 1996                Wichita Falls, Texas
                    Carolina Primary Care                             May 1, 1996                  Columbia, South Carolina
                    Harbin Clinic                                     May 1, 1996                  Rome, Georgia
                    Focus Health Services                             July 1, 1996                 Denver, Colorado
                    Clark-Holder Clinic                               July 1, 1996                 LaGrange, Georgia
                    Medical Arts Clinic                               August 1, 1996               Minot, North Dakota
                    Wilmington Health Associates                      August 1, 1996               Wilmington, North Carolina
                    Gulf Coast Medical Group                          August 1, 1996               Galveston, Texas
                    Hattiesburg Clinic                                October 1, 1996              Hattiesburg, Mississippi
                    Straub Clinic & Hospital (A)                      October 1, 1996              Honolulu, Hawaii
                    Toledo Clinic                                     November 1, 1996             Toledo, Ohio
                    Lewis-Gale Clinic                                 November 1, 1996             Roanoke, Virginia

         (A) Straub Clinic & Hospital (Straub) was operated under an administrative services agreement effective October 1, 1996. The Company completed its merger and entered into a long-term service agreement with Straub effective January 17, 1997.

                                                                     (Continued)

                         PHYCOR, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements



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

(B)    NORTH AMERICAN MEDICAL MANAGEMENT, INC. (NORTH AMERICAN)

       Effective January 1, 1995, the Company completed its merger with North American, an operator and manager of independent practice associations
       (IPAs). The Company may make future payments for the North American acquisition pursuant to an earn-out formula during 1996, 1997, and 1998 of up to an aggregate of $70 million, subject to adjustment to a maximum of $130 million in the event of future acquisitions by North American of additional interests in IPA management entities. The first of such payments was made in the first quarter of 1996 and totaled approximately $13.9 million in cash. The second cash payment totaling approximately $21.1 million was made in the first quarter of 1997. Of the future payments to be made, a portion may be payable in shares of the CompanyGs common stock.

(C)    PRO FORMA INFORMATION AND SUBSEQUENT EVENTS

       The unaudited consolidated pro forma results of all current, continuing operations assuming all 1997 and 1996 acquisitions, had been consummated on January 1, 1996 are as follows (in thousands, except for earnings per share):

                                                              THREE MONTHS ENDED
                                                                    MARCH 31,
                                                             -----------------------
                                                              1997            1996
                                                              ----            ----
         Net revenue                                        $257,876        230,651
         Earnings before income taxes                         20,416         17,172
         Net earnings                                         12,556         10,542
         Earnings per common share                               .19            .17
         Weighted average number of shares and share
               equivalents outstanding                        65,223         62,140

Since March 31, 1997, the Company has acquired the assets of a 28-physician multi-specialty clinic based in Annapolis, Maryland and has entered into a long-term agreement with the affiliated physician group. The physician group is a new group formation that developed through an affiliate's IPA in the Annapolis area.

The Company also entered into an agreement with Florida Independent Physician Association (FIPA) whereby the Company assumed management responsibilities for FIPA under an agreement with Florida Physician Services, the IPA management company associated with FIPA. FIPA is a network of 12 regionally based, physician-directed IPAs covering the state of Florida, currently contracting with approximately 6,000 physicians who deliver services to approximately 57,000 patients under capitated contracts.

                                                                     (Continued)

                         PHYCOR, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements


(3)    NET REVENUE

       Clinic service agreement revenue is equal to the net revenue of the clinics, less amounts retained by physician groups. Net clinic revenue is recorded by the physician groups at established rates reduced by provisions for doubtful accounts and contractual adjustments. Contractual adjustments arise due to the terms of certain reimbursement and managed care contracts. Such adjustments represent the difference between charges at established rates and estimated recoverable amounts and are recognized in the period the services are rendered. Any differences between estimated contractual adjustments and actual final settlements under reimbursement contracts are recognized as contractual adjustments in the year final settlements are determined.

       IPA management revenue is equal to the difference between the amount of capitation and risk pool payments due to the IPAs managed by the Company less amounts retained by the IPA.

       The following represent amounts included in the determination of net revenue (in thousands):


                                                                                     THREE MONTHS ENDED
                                                                                   -----------------------
                                                                                           MARCH 31,
                                                                                      1997            1996
                                                                                      ----            ----
         Gross physician group revenues                                            $643,157        405,110
         Less:
               Provisions for doubtful accounts and contractual adjustments         242,833        142,348
                                                                                   --------        -------
                      Net physician group revenue                                   400,324        262,762

         IPA revenue                                                                 86,990         52,886
                                                                                   --------        -------
                      Net physician group and IPA revenue                           487,314        315,648

         Less amounts retained by physician groups and IPAs:
               Physician group                                                      147,775         99,922
               Clinic technical employee compensation                                17,295         10,636
               IPAs                                                                  71,592         42,589
                                                                                   --------        -------
                      Net revenue                                                  $250,652        162,501
                                                                                   ========        =======

(4)    CAPITALIZATION

       In the first quarter of 1997, the Company completed a public offering of 7,295,000 shares of its common stock at a price of $30.00 per share. Net proceeds from the offering of approximately $210.5 million were used to repay bank debt and accrued interest.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         PhyCor is a physician practice management company that operates multi-specialty medical clinics and independent practice associations (IPAs). The Company currently operates 48 clinics with approximately 3,280 physicians in 28 states and manages IPAs with over 15,800 physicians in 23 markets. The Company's affiliated physicians provide capitated medical services to approximately one million patients, including approximately 135,000 Medicare-eligible patients.

         The Company's strategy is to position its affiliated primary care anchored multi-specialty clinics and IPAs as the physician component of competitive networks that are developing as the health care system reforms. PhyCor believes physician organizations create the value in these networks as the decisions of physicians drive the cost and quality of health care.

         Most of the Company's revenue in 1997 and 1996 was earned under clinic service agreements. Revenue earned under the service agreements is equal to the net revenue of the clinics, less amounts retained by physician groups. The service agreements contain financial incentives for the Company to assist the physician groups in increasing clinic revenues and controlling expenses.

         To increase clinic revenue, the Company works with the affiliated physician groups to recruit additional physicians, merge other physicians practicing in the area into the affiliated physician groups, negotiate contracts with managed care organizations and provide additional ancillary services. To reduce or control expenses, among other things, PhyCor utilizes national purchasing contracts for key items, reviews staffing levels to make sure they are appropriate and assists the physicians in developing more cost-effective clinical practice patterns.

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

         During the first quarter of 1997, PhyCor affiliated with three multi-specialty clinics and numerous smaller medical practices and completed its previously announced merger with Straub Clinic & Hospital, Incorporated located in Honolulu, Hawaii, adding a total of $238.0 million in assets. The principal assets acquired were accounts receivable, property and equipment and service agreement costs, an intangible asset. The consideration for the acquisitions consisted of approximately 55% cash, 38% liabilities assumed and 7% stock and convertible notes. The cash portion of the purchase price was funded by a combination of operating cash flow, the proceeds from the sale of common stock and borrowings under the Company's bank credit facility. Property and equipment acquired consisted mostly of clinic and hospital operating equipment, although the Company purchased certain land and buildings. Service agreement costs are amortized over the life of the related service agreement, with recoverability assessed periodically.

         Since March 31, 1997, the Company has acquired the assets of a 28-physician multi-specialty clinic based in Annapolis, Maryland and has entered into a long-term agreement with the affiliated physician group. The physician group is a new group formation developed through PhyCor Management Corporation's
(PMC) IPA in the Annapolis area.

         The Company also entered into an agreement with Florida Independent Physician Association (FIPA) whereby the Company assumed management responsibilities for FIPA under an agreement with Florida Physician Services, the IPA management company associated with FIPA. FIPA is a network of 12 regionally based, physician-directed IPAs covering the state of Florida, currently contracting with approximately 6,000 physicians who deliver services to approximately 57,000 patients under capitated contracts.

RESULTS OF OPERATIONS

         The following table shows the percentage of net revenue represented by various expense and other income items reflected in the Company's Consolidated Statements of Earnings.

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                           ------------------
                                                           1997          1996
                                                           ----          ----
Net revenue ........................................       100.0%        100.0%
Operating expenses:
  Clinic salaries, wages and benefits ..............        37.8          38.5
  Clinic supplies ..................................        15.6          14.7
  Purchased medical services .......................         2.8           3.1
  Other clinic expenses ............................        15.6          16.7
  General corporate expenses .......................         2.6           3.1
  Rents and lease expense ..........................         8.9           8.1
  Depreciation and amortization ....................         5.5          5 .2
                                                           -----         -----
    Net operating expenses .........................        88.8          89.4
                                                           -----         -----
    Earnings from operations .......................        11.2          10.6
  Interest income ..................................        (0.4)         (0.4)
  Interest expense .................................         2.4           1.7
  Minority interest in earnings of
    consolidated partnerships ......................         1.2           1.6
                                                           -----         -----
    Earnings before income taxes ...................         8.0           7.7
Income tax expense .................................         3.1           3.0
                                                           -----         -----
    Net earnings ...................................         4.9%          4.7%
                                                           =====         =====


1997 Compared to 1996

         Net revenue increased from $162.5 million for the first quarter of 1996 to $250.7 million for the first quarter of 1997, an increase of $88.2 million, or 54.3%. On a base of 31 clinics and 13 IPA markets, net revenue increased by 13.2% for the quarter ended March 31, 1997, compared with the same period in 1996. Same clinic growth resulted from the addition of new physicians, the expansion of ancillary services, increases in patient volume and increases in fees.

         During the first quarter of 1997, several categories of operating expenses were relatively stable as a percentage of net revenue when compared to the same period in 1996, despite the large increase in the dollar amounts resulting from acquisitions and clinic growth. The decrease in clinic salaries, wages and benefits and other clinic expenses resulted from the acquisition of clinics with lower levels of these expenses compared to the existing base of clinics. The increase in clinic supplies and rents and lease expenses as a percentage of net revenue resulted from the acquisition of clinics with higher levels of these expenses compared to the existing base of clinics. While general corporate expenses decreased as a percentage of net revenue, the dollar amount of general corporate expenses increased as a result of the addition of corporate personnel to accommodate increased acquisition activity and to respond to increasing physician group needs for support in managed care negotiations, information systems implementation and clinic outcomes management programs.

         Income tax expense increased from the prior year as a result of the Company's increased profitability. The Company's expects an effective tax rate of approximately 38.5% in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1997, the Company had $223.1 million in working capital, up from $212.9 million as of December 31, 1996. Also, the Company generated $17.2 million of cash flow from operations in the first quarter of 1997 compared to $9.8 million in the first quarter of 1996. At March 31, 1997, net accounts receivable of $349.9 million amounted to 74 days of net clinic revenue compared to $295.4 million and 73 days at the end of 1996. The increase is attributable to seasonal factors affecting payments from some payors and patients' responsibility for beginning of year deductible requirements.

         In the first quarter of 1997, the Company completed a public offering of 7,295,000 shares of its common stock at a price of $30.00 per share. Net proceeds from the offering of approximately $210.5 million were used to repay bank debt and accrued interest. As a result of the issuance of common stock during the first quarter of 1997, debt was 38.2% of total capitalization at March 31, 1997, compared to 51.2% at the end of 1996.

         In the first quarter of 1997, $7.7 million of convertible subordinated notes issued in connection with physician group asset acquisitions were converted into common stock. These conversions, the issuance of common stock, option exercises and net earnings for the first quarter of 1997 resulted in an increase of $240.7 million in shareholders' equity compared to December 31, 1996.

         Capital expenditures during the first quarter of 1997 totaled $17.9 million. The Company is responsible for capital expenditures at its affiliated clinics under its service agreements. The Company expects to make approximately $42 million in capital expenditures during the remainder of 1997.

         Effective January 1, 1995, the Company completed its acquisition of North American Medical Management, Inc. (North American). The Company paid $20.0 million at closing and may make additional future payments pursuant to an earn-out formula during 1996, 1997, and 1998 of up to an aggregate of $70.0 million. The total acquisition consideration may increase to a maximum of $130.0 million in the event of future acquisitions by North American of additional interests in IPA management entities. The first of such payments was made in the first quarter of 1996 and totaled approximately $13.9 million in cash. The second cash payment totaling approximately $21.1 million was made in the first quarter of 1997. Of the future payments to be made, a portion may be payable in shares of the Company's common stock.

         In addition, deferred acquisition payments are payable to physician groups in the event such physician groups attain predetermined financial targets during established periods of time following the acquisitions. If each group satisfied their applicable financial targets for the periods covered, the Company would be required to pay an aggregate of approximately $69.0 million of additional consideration over the next five years, of which $22.6 million would be payable during 1997.

         The Company may exercise its option to acquire the outstanding Class B Common Stock of PMC before the end of 1997. In accordance with the terms of the options, the aggregate purchase price for these shares at that time would be approximately $18 to $19 million.

         PhyCor has been the subject of an audit by the IRS since 1991. The IRS has proposed adjustments relating to the timing of recognition for tax purposes of certain revenue and deductions relating to uncollectible accounts. PhyCor disagrees with the positions asserted by the IRS and is vigorously contesting these proposed adjustments. The Company believes that any adjustments resulting from resolution of this disagreement would not affect reported net earnings of PhyCor but would defer tax benefits and change the levels of current and deferred tax assets and liabilities. For the years under audit, and potentially, for subsequent years, any such adjustments could result in material cash payments by the Company. PhyCor does not believe the resolution of this matter will have a material adverse effect on its financial condition, although there can be no assurance as to the outcome of this matter.

         In July 1996, the Company completed modifications to its bank credit facility which included the revision of certain terms and conditions and the addition of six participating financial institutions. The Company's bank credit facility provides for a five-year, $200.0 million revolving line of credit and a $100 million 364-day facility for use by the Company prior to July 2001 for acquisitions, working capital, capital expenditures and general corporate purposes. The Company's bank credit facility provides that borrowings under the facility bear interest at either the agent's base rate or between .25% to .55% above the applicable eurodollar rate. The Company is required to pay a facility fee of between .10% to .25% per annum on the commitments, payable quarterly in arrears, until the commitments are terminated. The total drawn cost under the facility ranges from .375% to .75% above the applicable eurodollar rate.

         The Company's bank credit facility contains covenants which, among other things, require the Company to maintain certain financial ratios and impose certain limitations or prohibitions on the Company with respect to (i) the incurring of certain indebtedness, (ii) the creation of security interests on the assets of the Company, (iii) the payment of cash dividends on, and the redemption or repurchase of, securities of the Company, (iv) investments and (v) acquisitions. The Company is required to obtain bank consent for an acquisition with an aggregate purchase price of $50.0 million or more. The Company was in compliance with such covenants at March 31, 1997.

         At March 31, 1997, the Company had cash and cash equivalents of approximately $32.6 million and, as of May 12, 1997, $212.7 million available under its bank credit facility. The Company believes that the combination of funds available under the Company's bank credit facility, together with cash reserves and cash flow from operations, should be sufficient to meet the Company's current planned acquisition, expansion, capital expenditures and working capital needs through 1997. In addition, in order to provide the funds necessary for the continued pursuit of the Company's long-term expansion strategy, the Company expects to continue to incur, from time to time, additional short-term and long-term indebtedness and to issue equity and debt securities, the availability and terms of which will depend upon market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         No disclosure required.

                                     PART II
                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

EXHIBIT
NUMBER                     DESCRIPTION OF EXHIBITS

3.1      --       Restated Charter of the Registrant (1)
3.2      --       Amendment to Restated Charter of the Registrant (2)
3.3      --       Amendment to Restated Charter of the Registrant (3)
3.4      --       Amended Bylaws of the Registrant (1)
4.1      --       Specimen of Common Stock Certificate (4)
4.2      --       Shareholder Rights Agreement, dated February 18, 1994, between the Registrant and First Union National Bank of North Carolina
                  (5)
11       --       Statement re:  Computation of Per Share Earnings
27.1     --       Financial Data Schedule (For SEC use only)

-------------
(1) Incorporated by reference to Exhibits 3.2 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, Commission No. 0-19786.
(2) Incorporated by reference to Exhibit 4.2 filed with the Registrant's Registration Statement on Form S-3, Registration No. 33-93018.
(3) Incorporated by reference to Exhibit 4.3 filed with the Registrant's Registration Statement on Form S-3, Registration No. 33-98528.
(4) Incorporated by reference to Exhibit 4.2 filed with the Registrant's Registration Statement on Form S-1, Registration No. 33-44123.
(5) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 8-K dated February 18, 1994, Commission No. 0-19786.

(b)      Reports on Form 8-K.


         The Company filed a Current Report on Form 8-K on February 3, 1997 describing the acquisition of Straub Clinic & Hospital, Incorporated pursuant to
Item 2 of Form 8-K. The Company filed a Current Report on Form 8-K/A on February 26, 1997 containing the financial statements required by Item 7 of Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PHYCOR, INC.


                                    By: /s/ John K. Crawford
                                       -----------------------------------------
                                      John K. Crawford
                                      Chief Financial Officer


Date:  May 13, 1997