Form 10-Q
period 1997-06-30
PHYCOR INC/TN
filed 1997-08-13
CIK 881400

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
   [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ending June 30, 1997.

   [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition
            period from             to                .
                        ------------   ---------------

                          COMMISSION FILE NO.: 0-19786

                                  PHYCOR, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           TENNESSEE                                          62-1344801
 ------------------------------                           ------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

30 BURTON HILLS BLVD., SUITE 400
     NASHVILLE, TENNESSEE                                       37215
--------------------------------                            --------------
(Address of principal executive                               (Zip Code)
           offices)

Registrant's telephone number, including area code:        (615) 665-9066
                                                         ------------------

                                 NOT APPLICABLE
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

     As of August 13, 1997, 64,255,069 shares of the Registrant's Common Stock were outstanding.

                          PHYCOR, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                 June 30, 1997 (unaudited) and December 31, 1996
                 (All dollar amounts are expressed in thousands)

                                                                                 JUNE 30,      DECEMBER 31,
                              ASSETS                                               1997           1996
                              ------                                               ----           -----
                                                                                (Unaudited)
Current assets:
     Cash and cash equivalents                                                  $   38,677         30,530
     Accounts receivable, net                                                      349,543        295,437
     Inventories                                                                    16,447         15,185
     Prepaid expenses and other assets                                              49,158         42,275
                                                                                ----------      ---------

                  Total current assets                                             453,825        383,427

Property and equipment, net                                                        199,660        160,228
Intangible assets                                                                  738,869        559,705
Due from physician groups                                                           31,246         15,221
                                                                                ----------      ---------

                  Total assets                                                  $1,423,600      1,118,581
                                                                                ==========      =========

               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------

Current liabilities:
     Current installments of long-term debt                                     $    1,170            424
     Current installments of obligations under capital leases                        1,935          1,237
     Accounts payable                                                               25,957         24,103
     Due to physician groups                                                        96,157         75,340
     Salaries and benefits payable                                                  29,560         23,120
     Other accrued expenses and liabilities                                         58,431         46,257
                                                                                ----------      ---------

                  Total current liabilities                                        213,210        170,481

Long-term debt, excluding current installments                                      98,250        123,112
Obligations under capital leases, excluding current installments                     3,097          1,467
Purchase price payable                                                              61,884         66,103
Deferred tax credits and other liabilities                                          49,414         21,797
Convertible subordinated notes payable to physician groups                          73,509         83,918
Convertible subordinated debentures                                                200,000        200,000
                                                                                ----------      ---------

                  Total liabilities                                                699,364        666,878
                                                                                ----------      ---------

Shareholders' equity:
     Preferred stock, no par value; 10,000,000 shares authorized                     --             --
     Common stock, no par value; 250,000,000 shares authorized; issued
         and outstanding, 64,067,000 in 1997 and 54,334,000 shares in 1996         636,232        389,712
     Retained earnings                                                              88,004         61,991
                                                                                ----------      ---------

                  Total shareholders' equity                                       724,236        451,703
                                                                                ----------      ---------

                  Total liabilities and shareholders' equity                    $1,423,600      1,118,581
                                                                                ==========      =========


See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES

                       Consolidated Statements of Earning

            Three months and six months ended June 30, 1997 and 1996
    (All amounts are expressed in thousands, except for earnings per share)

                                   (Unaudited)


                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                       JUNE 30,                  JUNE 30,
                                                  -----------------         -----------------

                                                  1997         1996         1997         1996
                                                  ----         ----         ----         ----
Net revenue                                    $ 267,354      176,643      518,006      339,144
Operating expenses (income):
     Clinic salaries, wages and benefits         100,722       67,151      195,586      129,766
     Clinic supplies                              42,374       27,198       81,638       51,076
     Purchased medical services                    7,661        4,896       14,689        9,924
     Other clinic expenses                        41,284       29,402       80,307       56,546
     General corporate expenses                    6,672        5,289       13,159       10,275
     Rents and lease expense                      23,717       14,861       45,960       28,039
     Depreciation and amortization                14,938        9,121       28,660       17,562
                                               ---------     --------     --------     --------
         Net operating expenses                  237,368      157,918      459,999      303,188
                                               ---------     --------     --------     --------
         Earnings from operations                 29,986       18,725       58,007       35,956
     Interest income                                (660)      (1,323)      (1,713)      (2,037)
     Interest expense                              5,266        3,777       11,425        6,555
     Minority interests in earnings of
         consolidated partnerships                 2,985        2,581        5,889        5,244
                                               ---------     --------     --------     --------
         Earnings before income taxes             22,395       13,690       42,406       26,194

Income tax expense                                 8,689        5,271       16,393       10,085
                                               ---------     --------     --------     --------

         Net earnings                          $  13,706        8,419       26,013       16,109
                                               =========     ========     ========     ========

Earnings per common share                      $     .20          .14          .39          .27
                                               =========     ========     ========     ========

Weighted average number of shares and share
     equivalents outstanding                      68,191       60,669       65,932       60,377
                                               =========     ========     ========     ========










See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

            Three months and six months ended June 30, 1997 and 1996
                 (All dollar amounts are expressed in thousands)

                                   (Unaudited)

                                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                        JUNE 30,                 JUNE 30,
                                                                   -----------------        -----------------
                                                                   1997         1996        1997         1996
                                                                   ----         ----        ----         ----
Cash flows from operating activities:
   Net earnings                                                  $ 13,706       8,419       26,013       16,109
   Adjustments to reconcile net earnings to net cash
     used by operating activities:
       Depreciation and amortization                               14,938       9,121       28,660       17,562
       Minority interests                                             (14)       (698)       2,214        1,394
       Increase (decrease) in cash, net of effects
         of clinic acquisitions, due to changes in:
           Accounts receivable                                      1,522      (3,083)     (13,894)     (15,625)
           Inventories                                               (876)       (603)        (758)        (945)
           Prepaid expenses and other assets                       (6,108)       (855)      (2,783)      (6,105)
           Accounts payable                                         2,818        (984)      (2,667)      (4,495)
           Due to physician groups                                 (2,409)       (476)       5,277        2,606
           Other accrued expenses and liabilities                  (1,221)      1,808       (2,496)      11,977
                                                                 --------     -------     --------     --------
               Net adjustments                                      8,650       4,230       13,553        6,369
                                                                 --------     -------     --------     --------
               Net cash provided by operating activities           22,356      12,649       39,566       22,478
                                                                 --------     -------     --------     --------

Cash flows from investing activities:
   Payments for acquisitions, net                                 (31,414)    (42,259)    (182,373)    (121,690)
   Purchase of property and equipment                             (14,349)    (10,302)     (32,271)     (23,463)
   Payments to acquire other assets                                  (373)     (1,158)      (2,171)        (855)
                                                                 --------     -------     --------     --------
               Net cash used by investment activities             (46,136)    (53,719)    (216,815)    (146,008)
                                                                 --------     -------     --------     --------

Cash flows from financing activities:
   Proceeds from long-term borrowings                              27,000       8,000      182,000       50,000
   Repayment of long-term borrowings                               (8,127)       (283)    (218,225)    (104,364)
   Repayment of obligations under capital leases                     (203)       (237)      (2,175)        (820)
   Net proceeds from issuance of stock and warrants                11,231       1,985      223,796        3,086
   Net proceeds from issuance of convertible debentures              --           (63)        --        194,395
                                                                 --------     -------     --------     --------
               Net cash provided by financing activities           29,901       9,402      185,396      142,297
                                                                 --------     -------     --------     --------

Net increase (decrease) in cash and cash equivalents                6,121     (31,668)       8,147       18,767

Cash and cash equivalents - beginning of period                    32,556      69,262       30,530       18,827
                                                                 --------     -------     --------     --------
Cash and cash equivalents  - end of period                       $ 38,677      37,594       38,677       37,594
                                                                 ========     =======     ========     ========





See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES

            Three months and six months ended June 30, 1997 and 1996
                 (All dollar amounts are expressed in thousands)

                                   (Unaudited)


                                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                        JUNE 30,                 JUNE 30,
                                                                   -----------------        -----------------
                                                                   1997         1996        1997         1996
                                                                   ----         ----        ----         ----
SUPPLEMENTAL SCHEDULE OF INVESTING ACTIVITIES:
Effects of acquisitions:
   Assets acquired, net of cash                                  $ 22,168      64,524      279,736      185,944
   Liabilities paid (assumed), net of deferred purchase
      price payments                                                9,246     (16,475)     (80,513)     (55,600)
   Issuance of convertible subordinated notes payable                --        (5,365)      (8,672)      (8,229)
   Issuance of common stock and warrants                             --          (425)      (8,178)        (425)
                                                                 --------     -------     --------     --------
         Payments for acquisitions                               $ 31,414      42,259      182,373      121,690
                                                                 ========     =======     ========     ========


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital lease obligations incurred to acquire
   equipment                                                     $    146        --            310          186
                                                                 ========     =======     ========     ========

Conversion of subordinated notes payable
   to common stock                                               $  3,888       2,985       11,558        6,143
                                                                 ========     =======     ========     ========








See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

            Three months and six months ended June 30, 1997 and 1996



(1)    BASIS OF PRESENTATION
       ---------------------

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X.

       In the opinion of management, the unaudited consolidated interim financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals which are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

       These unaudited consolidated financial statements, footnote disclosures and other information should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(2)    ACQUISITIONS
       ------------

       (A)   MULTI-SPECIALTY MEDICAL CLINICS
             -------------------------------

             Through June 30, 1997 and during 1996, the Company, through wholly-owned subsidiaries, acquired certain operating assets of the following clinics:

                          CLINIC                             EFFECTIVE DATE                 LOCATION
                          ------                             -------------                  --------
              1997:
                Vancouver Clinic                            January 1, 1997           Vancouver, Washington
                First Physicians Medical Group              February 1, 1997          Palm Springs, California
                St. Petersburg-Suncoast Medical Group       February 28, 1997         St. Petersburg, Florida
                Greater Chesapeake Medical Group            May 1, 1997               Annapolis, Maryland
                Welborn Clinic (a)                          June 1, 1997              Evansville, Indiana

              1996:
                Arizona Physicians Center                   January 1, 1996           Phoenix, Arizona
                Clinics of North Texas                      March 1, 1996             Wichita Falls, Texas
                Carolina Primary Care                       May 1, 1996               Columbia, South Carolina
                Harbin Clinic                               May 1, 1996               Rome, Georgia
                Focus Health Services                       July 1, 1996              Denver, Colorado
                Clark-Holder Clinic                         July 1, 1996              LaGrange, Georgia
                Medical Arts Clinic                         August 1, 1996            Minot, North Dakota
                Wilmington Health Associates                August 1, 1996            Wilmington, North Carolina
                Gulf Coast Medical Group                    August 1, 1996            Galveston, Texas
                Hattiesburg Clinic                          October 1, 1996           Hattiesburg, Mississippi
                Straub Clinic & Hospital (b)                October 1, 1996           Honolulu, Hawaii
                Toledo Clinic                               November 1, 1996          Toledo, Ohio
                Lewis-Gale Clinic                           November 1, 1996          Roanoke, Virginia

       (a) Welborn Clinic entered into an interim management agreement effective June 1, 1997. Effective August 1, 1997, the Company completed its acquisition of certain operating assets and entered into a long-term service agreement with the affiliated physician group.

       (b) Straub Clinic & Hospital, Incorporated (Straub) was operated under an administrative services agreement effective October 1, 1996. The Company completed its merger and entered into a long-term service agreement with Straub effective January 17, 1997.



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

       (B)   NORTH AMERICAN MEDICAL MANAGEMENT, INC. (NORTH AMERICAN)
             -------------------------------------------------------

             Effective January 1, 1995, the Company completed its merger with North American, an operator and manager of independent practice associations (IPAs). The Company made additional payments for the North American acquisition pursuant to an earn-out formula during 1996 and 1997 totaling $34.0 million. A final payment of up to $36.0 million may be made pursuant to the earnout formula in 1998. Of the future payments to be made, a portion may be payable in shares of the Company's common stock.

       (C)   PRO FORMA INFORMATION AND SUBSEQUENT EVENTS
             -------------------------------------------

             The unaudited consolidated pro forma results of all current, continuing operations assuming 1997 acquisitions through June 30, 1997 and all 1996 acquisitions, had been consummated on January 1, 1996 are as follows (in thousands, except for earnings per share):

                                                                   THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                        JUNE 30,                             JUNE 30,
                                                                  ----------------------              ----------------------
                                                                  1997              1996              1997              1996
                                                                  ----              ----              ----              ----
             Net revenue                                       $  267,797          240,181           526,600          475,799
             Earnings before income taxes                          22,410           17,303            42,723           34,117
             Net earnings                                          13,715           10,641            26,207           20,982
             Earnings per common share                                .20              .17               .40              .34
             Weighted average number of shares and share
                  equivalents outstanding                          68,191           61,271            66,273           61,035

             Since June 30, 1997, the Company has acquired the assets of a 50-physician multi-specialty clinic based in Ft. Walton Beach, Florida. In addition, the Company acquired certain assets of a 93-physician multi-specialty clinic based in Evansville, Indiana, which entered into an interim management agreement effective
             June 1, 1997. The Company entered into long-term service agreements with each of the affiliated physician groups.

(3)    NET REVENUE
       -----------

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


                                                                     (Continued)

                          PHYCOR, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements




       IPA management revenue is equal to the difference between the amount of capitation and risk pool payments due to the IPAs managed by the Company less amounts retained by the IPAs.

       The following represent amounts included in the determination of net revenue (in thousands):

                                                                   THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                        JUNE 30,                JUNE 30,
                                                                   -----------------       -----------------
                                                                   1997        1996        1997         1996
                                                                   ----        ----        ----         ----
Gross physician group revenue                                    $686,126     450,526    1,329,283      855,636
Less:
    Provisions for doubtful accounts
         and contractual adjustments                              260,369     162,791      503,202      305,139
                                                                 --------     -------     --------     --------

             Net physician group revenue                          425,757     287,735      826,081      550,497

IPA revenue                                                        98,637      59,966      185,627      112,852
                                                                 --------     -------     --------     --------

             Net physician group and IPA revenue                  524,394     347,701    1,011,708      663,349

Less amounts retained by physician groups and IPAs:
    Physician groups                                              157,809     110,832      305,584      210,754
    Clinic technical employee compensation                         17,437      11,557       34,732       22,193
    IPAs                                                           81,794      48,669      153,386       91,258
                                                                 --------     -------     --------     --------
             Net revenue                                         $267,354     176,643      518,006      339,144
                                                                 ========     =======     ========     ========


(4)    CAPITALIZATION
       --------------

       In the first quarter of 1997, the Company completed a public offering of 7,295,000 shares of its common stock at a price of $30.00 per share. Net proceeds from the offering of approximately $210.0 million were used to repay bank debt and accrued interest.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         PhyCor is a physician practice management company that operates multi-specialty medical clinics and independent practice associations (IPAs). The Company currently operates 50 clinics with approximately 3,420 physicians in 28 states and manages IPAs with over 16,800 physicians in 27 markets. The Company's affiliated physicians provide capitated medical services to approximately 1,070,000 patients, including approximately 160,000
Medicare-eligible patients.

         The Company's strategy is to position its affiliated primary care anchored multi-specialty clinics and IPAs as the physician component of competitive networks that are developing as reforms occur to the health care system. PhyCor believes physician organizations create the value in these networks as the decisions of physicians drive the cost and quality of health care.

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

         During the second quarter, the Company entered into an agreement with Florida Independent Physician Association (FIPA) whereby the Company assumed management responsibilities for FIPA under an agreement with Florida Physician Services, the IPA management company associated with FIPA. FIPA is a network of 12 regionally based, physician-directed IPAs covering the state of Florida, currently contracting with approximately 6,000 physicians who deliver services to approximately 61,000 patients under capitated contracts.

         On July 17, 1997, PhyCor announced that it had signed a letter of intent with New York and Presbyterian Hospitals Care Network, Inc. to create and operate a regional managed care contracting network, which will include hospitals and IPAs in New York City, northern New Jersey and southern Connecticut.

         During the first six months of 1997, PhyCor affiliated with five multi-specialty clinics and numerous smaller medical practices and completed its previously announced merger with Straub Clinic & Hospital, Incorporated located in Honolulu, Hawaii adding an aggregate of $259.6 million in assets. The principal assets acquired were accounts receivable, property and equipment and service agreement costs, an intangible asset. The consideration for the acquisitions consisted of approximately 63% cash, 31% liabilities assumed and 6% stock and convertible notes. The cash portion of the purchase price was funded by a combination of operating cash flow and borrowings under the Company's bank credit facility. Property and equipment acquired consists mostly of clinic and hospital operating equipment, although the Company purchased certain land and buildings. Service agreement costs are amortized over the life of the related service agreement, with recoverability assessed periodically.

         Since June 30, 1997, the Company has acquired the assets of a 50-physician multi-specialty clinic based in Fort Walton Beach, Florida. In addition, the Company has acquired the assets of a 93-physician multi-specialty clinic based in Evansville, Indiana, which entered into an interim management agreement effective June 1, 1997. The Company entered into long-term service agreements with these affiliated physician groups.

RESULTS OF OPERATIONS

         The following table shows the percentage of net revenue represented by various expense and other income items reflected in the Company's Consolidated Statements of Earnings.

                                                   THREE MONTHS ENDED          SIX MONTHS ENDED
                                                        JUNE 30,                   JUNE 30,
                                                  ------------------        ---------------------
                                                  1997          1996        1997             1996
                                                  ----          ----        ----             ----
Net revenue.................................       100%          100%       100%             100%
Operating expenses
   Clinic salaries, wages and benefits......       37.7          38.0       37.8             38.3
   Clinic supplies..........................       15.8          15.4       15.8             15.1
   Purchased medical services...............        2.9           2.8        2.8              2.9
   Other clinic expenses....................       15.4          16.6       15.5             16.7
   General corporate expenses...............        2.5           3.0        2.5              3.0
   Rents and lease expense..................        8.9           8.4        8.9              8.3
   Depreciation and amortization............        5.6           5.1        5.5              5.2
                                                   ----          ----       ----             ----
      Net operating expenses................       88.8          89.3       88.8             89.5
                                                   ----          ----       ----             ----
      Earnings from operations..............       11.2          10.7       11.2             10.5
   Interest income..........................       (0.3)         (0.7)      (0.3)            (0.6)
   Interest Expense.........................        2.0           2.1        2.2              1.9
   Minority interest in earnings of
       consolidated partnerships............        1.1           1.5        1.1              1.5
                                                   ----          ----       ----             ----
      Earnings before income taxes..........        8.4           7.8        8.2              7.7
Income tax expense..........................        3.3           3.0        3.2              3.0
                                                   ----          ----       ----             ----
      Net earnings..........................        5.1%          4.8%       5.0%             4.7%
                                                   ====          ====       ====             ====


1997 Compared to 1996

        Net revenue increased from $176.6 million for the second quarter of 1996 to $267.4 million for the second quarter of 1997, an increase of $90.8 million, or 51.4%, and from $339.1 million to $518.0 million for the first six months of 1996 compared to 1997, an increase of 52.8%. On a base of 31 clinics and 13 IPA markets, net revenue increased by 13.1% for the quarter and six months ended June 30, 1997, compared with the same periods in 1996. Same market growth resulted from the addition of new physicians, the expansion of ancillary services and increases in patient volume and fees.

        During the second quarter and the first six months of 1997, most categories of operating expenses were relatively stable as a percentage of net revenue when compared to the same periods in 1996, despite the large increase in the dollar amounts resulting from acquisitions and clinic growth. The decrease in clinic salaries, wages and benefits and other clinic expenses as a percentage of net revenue resulted from the acquisition of clinics with lower levels of these expenses compared to the existing base of clinics. The increase in clinic supplies and rents and lease expense as a percentage of net revenue resulted from the acquisition of clinics with higher levels of these expenses compared to the existing base of clinics. The addition of pharmacies at certain clinics also resulted in increased clinic supplies expense as a percentage of net revenue. While general corporate expenses decreased as a percentage of net revenue, the dollar amount of general corporate expenses increased as a result of the addition of corporate personnel to accommodate increased acquisition activity and to respond to increasing physician group needs for support in managed care negotiations, information systems implementation and clinic outcomes management programs.

        Income tax expense increased from the prior year as a result of the Company's increased profitability. The Company expects an effective tax rate of approximately 38.8% in 1997.

LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 1997, the Company had $240.6 million in working capital, up from $212.9 million as of December 31, 1996. Also, the Company generated $22.4 million of cash flow from operations for the second quarter of 1997 compared to $12.6 million for the second quarter of 1996 and $39.6 million for the first six months of 1997 compared to $22.5 million for the same period in 1996. At June 30, 1997, net accounts receivable of $349.5 million amounted to 72 days of net clinic revenue compared to $295.4 million and 73 days at the end of 1996. The decrease is primarily attributable to seasonal factors affecting payments from some payors.

        In the first quarter of 1997, the Company completed a public offering of 7,295,000 shares of its common stock at a price of $30.00 per share. Net proceeds from the offering of approximately $210.0 million were used to repay bank debt and accrued interest. As a result of the issuance of common stock during the first quarter of 1997, debt was 37.6% of total capitalization at June 30, 1997, compared to 51.2% at the end of 1996.

        In the first six months of 1997, $11.6 million of convertible subordinated notes issued in connection with physician group asset acquisitions were converted into common stock. These conversions, the issuance of common stock, option exercises and net earnings for the first six months of 1997 resulted in an increase of $272.5 million in shareholders' equity compared to December 31, 1996.

        Capital expenditures during the first six months of 1997 totaled $32.3 million. The Company is responsible for making specified levels of capital expenditures at its affiliated clinics under the terms of its service agreements. The Company expects to make approximately $28 million in capital expenditures during the remainder of 1997.

        Effective January 1, 1995, the Company completed its acquisition of North American Medical Management, Inc. (North American). The Company paid $20.0 million at closing and has made additional payments pursuant to an earn-out formula during 1996 and 1997 totaling $34.0 million. A final payment of up to $36.0 million may be made pursuant to the earnout formula in 1998. Of the future payments to be made, a portion may be payable in shares of the Company's common stock.

        In addition, deferred acquisition payments are payable to physician groups in the event such physician groups attain predetermined financial targets during established periods of time following the acquisitions. If each group satisfied their applicable financial targets for the periods covered, the Company would be required to pay an aggregate of approximately $73.8 million of additional consideration over the next five years, of which a maximum of $3.1 million would be payable during 1997.

        The Company may exercise its option to acquire the outstanding Class B Common Stock of PhyCor Management Corporation before the end of 1997. In accordance with the terms of the options, the aggregate purchase price for these shares at that time would be approximately $18 to $19 million.

        PhyCor has been subject of an audit by the IRS since 1991. The IRS has proposed adjustments relating to the timing of recognition for tax purposes of certain revenue and deductions relating to uncollectible accounts. PhyCor disagrees with the positions asserted by the IRS and is vigorously contesting these proposed adjustments. The Company believes that any adjustments resulting from resolution of this disagreement would not affect reported net earnings of PhyCor but would defer tax benefits and change the levels of current and deferred tax assets and liabilities. For the years under audit, and potentially, for subsequent years, any such adjustments could result in material cash payments by the Company. PhyCor does not believe the resolution of this matter will have a material adverse effect on its financial condition, although there can be no assurance as to the outcome of this matter.

        In July 1997, the Company completed modifications to its bank credit facility which included the revision of certain terms and conditions and the addition of seven participating financial institutions. The Company's bank credit facility provides for a five-year, $250.0 million revolving line of credit for use by the Company prior to July 2002 and a $150.0 million 364-day facility for acquisitions, working capital, capital expenditures and general corporate purposes. The total drawn cost under the facility is either .275% to
 .75% above the applicable eurodollar rate or the agent's base rate plus .10% to .225% per annum.

        The Company's bank credit facility contains covenants which, among other things, require the Company to maintain certain financial ratios and impose certain limitations or prohibitions on the Company with respect to (i) the incurring of certain indebtedness, (ii) the creation of security interests on the assets of the Company, and (iii) the payment of cash dividends on, and the redemption or repurchase of, securities of the Company, (iv) investments and (v) acquisitions. The Company is required to obtain bank consent for an acquisition with an aggregate purchase price of $75.0 million or more. The Company was in compliance with such covenants at June 30, 1997.

        At June 30, 1997, the Company had cash and cash equivalents of approximately $38.7 million, and as of August 13, 1997, $288.7 million available under its bank credit facility. The Company believes that the combination of funds available under the Company's bank credit facility, together with cash reserves and cash flow from operations, should be sufficient to meet the Company's current planned acquisition, expansion, capital expenditures and working capital needs through 1997. In addition, in order to provide the funds necessary for the continued pursuit of the Company's long-term expansion strategy, the Company expects to continue to incur, from time to time, additional short-term and long-term indebtedness and to issue equity and debt securities, the availability and terms of which will depend upon market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company.

        This discussion contains forward looking statements, certain of which are accompanied by important cautionary factors that could cause different results than expected by the Company. In addition to those factors, shareholder, regulatory and third party consents with respect to acquisitions, health care regulatory changes and other factors outside the Company's control could also cause future results to differ from expectations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No disclosure required.

                                    PART II

                                OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          The annual meeting of shareholders of the Company was held on Wednesday, May 21, 1997. At this meeting, the following matters were voted upon by the Company's shareholders:

(A)       AMENDMENT TO THE COMPANY'S AMENDED 1988 INCENTIVE STOCK PLAN

          The Company's shareholders approved the amendment to the Company's Amended 1988 Incentive Stock Plan to increase from 13,500,000 to 17,000,000 the number of shares of Common Stock authorized thereunder.

      VOTES CAST IN FAVOR            VOTES CAST AGAINST          ABSTENTIONS
      -------------------            ------------------          -----------
           26,849,586                    20,419,110                 82,921

(B)         ELECTION OF CLASS III DIRECTORS

            Ronald B. Ashworth, Joseph C. Hutts and Derril W. Reeves were elected to serve as Class III directors of the Company. The vote was as follows:

                                   VOTES CAST                 VOTES CAST
NAME                                IN FAVOR             AGAINST OR WITHHELD
----                               ----------            -------------------
Ronald B. Ashworth                 48,392,828                  1,360,710
Joseph C. Hutts                    48,375,664                  1,377,874
Derril W. Reeves                   48,321,354                  1,432,184

(C)         SELECTION OF AUDITORS

            The shareholders of the Company ratified the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ended December 31, 1997, by the following vote:

      VOTES CAST IN FAVOR            VOTES CAST AGAINST          ABSTENTIONS
      -------------------            ------------------          -----------
           49,658,802                      55,084                   39,652

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(A)         EXHIBITS.

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBITS
------            -----------------------
 3.1       --     Restated Charter of Registrant(1)
 3.2       --     Amendment to Restated Charter of the Registrant (2)
 3.3       --     Amendment to Restated Charter of the Registrant (3)
 3.4       --     Amended Bylaws of the Registrant (1)
 4.1       --     Specimen of Common Stock Certificate (4)
 4.2       --     Shareholder Rights Agreement, dated February 18, 1994, between the Registrant and First Union National Bank of North Carolina (5)
 11        --     Statement re Computation of Per Share Earnings
 27        --     Financial Data Schedule (for SEC use only)

 -------------

(1) Incorporated by reference to Exhibits 3.2 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, Commission No. 0-19786.
(2) Incorporated by reference to Exhibits 4.2 filed with the Registrant's Registration Statement on Form S-3 Registration No. 33-93018.
(3) Incorporated by reference to Exhibits 4.3 filed with the Registrant's Registration Statement on Form S-3 Registration No. 33-98528.
(4) Incorporated by reference to Exhibits 4.2 filed with the Registrant's Registration Statement on Form S-1 Registration No. 33-44123.
(5) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 8-K dated February 18, 1994, Commission No. 0-19786.

(B)       REPORTS ON FORM 8-K.

          The Company did not file any Current Reports on Form 8-K during the quarter ended June 30, 1997.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PHYCOR, INC.

                                           By:   /s/  John K. Crawford
                                                 ------------------------
                                                 John K. Crawford
                                                 Chief Financial Officer

Date:   August 13, 1997