Form 10-Q
period 1997-09-30
PHYCOR INC/TN
filed 1997-11-14
CIK 881400

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ending September 30, 1997.

[] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to
         _______________.

                          COMMISSION FILE NO.: 0-19786

                                  PHYCOR, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           TENNESSEE                                         62-1344801
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

30 BURTON HILLS BLVD., SUITE 400
     NASHVILLE, TENNESSEE                                        37215
-------------------------------                           -------------------
(Address of principal executive                                (Zip Code)
           offices)

Registrant's telephone number, including area code:    (615) 665-9066
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

         As of November 10, 1997, 64,495,674 shares of the Registrant's Common Stock were outstanding.

                          PHYCOR, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

              September 30, 1997 (unaudited) and December 31, 1996
                        (In thousands, except share data)

                              ASSETS                                         SEPTEMBER 30,     DECEMBER 31,
                              -------                                            1997              1996
                                                                              ----------        ----------
                                                                             (Unaudited)

Current assets:
     Cash and cash equivalents                                                $   37,534            30,530
     Accounts receivable, net                                                    373,315           295,437
     Inventories                                                                  17,646            15,185
     Prepaid expenses and other assets                                            50,366            42,275
                                                                              ----------        ----------

                  Total current assets                                           478,861           383,427

Property and equipment, net                                                      217,992           160,228
Intangible assets                                                                772,858           559,705
Other assets                                                                      32,299            15,221
                                                                              ----------        ----------

                  Total assets                                                $1,502,010         1,118,581
                                                                              ==========        ==========

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current installments of long-term debt                                   $    1,156               424
     Current installments of obligations under capital leases                      3,474             1,237
     Accounts payable                                                             34,084            24,103
     Due to physician groups                                                     100,028            75,340
     Salaries and benefits payable                                                38,878            23,120
     Other accrued expenses and liabilities                                       66,080            46,257
                                                                              ----------        ----------
                  Total current liabilities                                      243,700           170,481

Long-term debt, excluding current installments                                   135,086           123,112
Obligations under capital leases, excluding current installments                   6,036             1,467
Due to physician groups                                                           53,222            66,103
Deferred tax credits and other liabilities                                        49,222            21,797
Convertible subordinated notes payable to physician groups                        70,481            83,918
Convertible subordinated debentures                                              200,000           200,000
                                                                              ----------        ----------
                  Total liabilities                                              757,747           666,878
                                                                              ----------        ----------

Shareholders' equity:
     Preferred stock, no par value; 10,000,000 shares authorized:                     --                --
     Common stock, no par value; 250,000,000 shares authorized; issued and outstanding, 64,352,000 at September 30, 1997
         and 54,831,000 shares at December 31, 1996                              641,219           389,712
     Retained earnings                                                           103,044            61,991
                                                                              ----------        ----------
                  Total shareholders' equity                                     744,263           451,703
                                                                              ----------        ----------

                  Total liabilities and shareholders' equity                  $1,502,010         1,118,581
                                                                              ==========        ==========

See accompanying notes to consolidated financial statements and management's discussion and analysis.

                          PHYCOR, INC. AND SUBSIDIARIES

                       Consolidated Statements of Earnings

         Three months and nine months ended September 30, 1997 and 1996
                  (In thousands, except for earnings per share)

                                   (Unaudited)




                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                                SEPTEMBER 30,                SEPTEMBER 30,
                                           ------ -----------------     -----------------------
                                              1997          1996          1997          1996
                                            ---------     ---------     ---------     ---------

Net revenue                                 $ 284,291       196,418       802,297       535,562
Operating expenses (income):
     Clinic salaries, wages and benefits      106,875        74,727       302,461       204,493
     Clinic supplies                           46,547        30,383       128,185        81,459
     Purchased medical services                 7,788         5,371        22,477        15,295
     Other clinic expenses                     43,050        32,191       123,357        88,737
     General corporate expenses                 6,609         5,032        19,768        15,307
     Rents and lease expense                   25,416        16,729        71,376        44,768
     Depreciation and amortization             15,958        10,596        44,618        28,158
                                            ---------     ---------     ---------     ---------
         Net operating expenses               252,243       175,029       712,242       478,217
                                            ---------     ---------     ---------     ---------

         Earnings from operations              32,048        21,389        90,055        57,345

Interest income                                  (744)         (755)       (2,457)       (2,792)
Interest expense                                5,366         4,206        16,791        10,761
Minority interests in earnings of
     consolidated partnerships                  2,850         3,185         8,739         8,429
                                            ---------     ---------     ---------     ---------

         Earnings before income taxes          24,576        14,753        66,982        40,947

Income tax expense                              9,536         5,680        25,929        15,765
                                            ---------     ---------     ---------     ---------
        Net earnings                        $  15,040         9,073        41,053        25,182
                                            =========     =========     =========     =========
Earnings per common share                   $     .22           .15           .61           .42
                                            =========     =========     =========     =========
Weighted average number of common shares
     and share equivalents outstanding         69,072        60,843        66,853        60,555
                                            =========     =========     =========     =========




See accompanying notes to consolidated financial statements and management's discussion and analysis.

                          PHYCOR, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

         Three months and nine months ended September 30, 1997 and 1996
                                 (In thousands)

                                   (Unaudited)

                                                                                   THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,              SEPTEMBER 30,
                                                                                  ---------------------     ---------------------
                                                                                    1997         1996         1997         1996
                                                                                  --------     --------     --------     --------

Cash flows from operating activities:
   Net earnings                                                                   $ 15,040        9,073       41,053       25,182
   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
       Depreciation and amortization                                                15,958       10,596       44,618       28,158
       Minority interests                                                             (112)         192        2,102        1,586
       Increase (decrease) in cash, net of effects of acquisitions, due to changes in:
           Accounts receivable                                                      (6,695)     (14,594)     (20,589)     (30,219)
           Inventories                                                                (377)      (1,362)      (1,135)      (2,307)
           Prepaid expenses and other assets                                            43       (3,059)      (2,740)      (9,164)
           Accounts payable                                                          5,203        1,588        2,536       (2,907)
           Due to physician groups                                                   3,133        4,637        8,410        7,243
           Other accrued expenses and liabilities                                   10,595        7,189        8,099       19,166
                                                                                  --------     --------     --------     --------

               Net adjustments                                                      27,748        5,187       41,301       11,556
                                                                                  --------     --------     --------     --------

               Net cash provided by operating activities                            42,788       14,260       82,354       36,738
                                                                                  --------     --------     --------     --------

Cash flows from investing activities:
   Payments for acquisitions, net                                                  (59,534)     (57,434)    (241,907)    (179,124)
   Purchase of property and equipment                                              (16,000)     (12,606)     (48,271)     (36,069)
   Investments in other assets                                                      (2,434)        (820)      (4,605)      (1,675)
                                                                                  --------     --------     --------     --------

               Net cash used by investing activities                               (77,968)     (70,860)    (294,783)    (216,868)
                                                                                  --------     --------     --------     --------

Cash flows from financing activities:
   Net proceeds from issuance of convertible debentures                                 --           --           --      194,395
   Proceeds from long-term borrowings                                               37,000       50,000      219,000      100,000
   Repayment of long-term borrowings                                                (3,108)        (100)    (221,333)    (104,464)
   Repayment of obligations under capital leases                                      (845)        (450)      (3,020)      (1,270)
   Net proceeds from issuance of stock and warrants                                  1,256          924      225,052        4,010
   Loan costs incurred                                                                (266)         (85)        (266)         (85)
                                                                                  --------     --------     --------     --------

               Net cash provided by financing activities                            34,037       50,289      219,433      192,586
                                                                                  --------     --------     --------     --------

Net increase (decrease) in cash and cash equivalents                                (1,143)      (6,311)       7,004       12,456

Cash and cash equivalents - beginning of period                                     38,677       37,594       30,530       18,827
                                                                                  --------     --------     --------     --------

Cash and cash equivalents  - end of period                                        $ 37,534       31,283       37,534       31,283
                                                                                  ========     ========     ========     ========


See accompanying notes to consolidated financial statements and management's discussion and analysis.

                          PHYCOR, INC. AND SUBSIDIARIES

         Three months and nine months ended September 30, 1997 and 1996
                                 (In thousands)

                                   (Unaudited)




                                                           THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                               SEPTEMBER 30,                      SEPTEMBER 30,
                                                        --------------------------         -------------------------
                                                           1997             1996             1997             1996
                                                         --------         --------         --------         --------

SUPPLEMENTAL SCHEDULE OF INVESTING ACTIVITIES:
Effects of acquisitions:
   Assets acquired, net of cash                          $ 69,414           88,422          349,150          274,366
   Liabilities assumed, net of deferred
     purchase price payments                               (8,604)         (19,543)         (89,117)         (75,143)
   Issuance of convertible subordinated notes payable        (740)          (4,438)          (9,412)         (12,667)
   Issuance of common stock and warrants                     (536)          (7,007)          (8,714)          (7,432)
                                                         --------         --------         --------         --------

         Payments for acquisitions                       $ 59,534           57,434          241,907          179,124
                                                         ========         ========         ========         ========


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
Capital lease obligations incurred to acquire
   equipment                                             $     97              278              407              464
                                                         ========         ========         ========         ========

Conversion of subordinated notes
   payable to common stock                               $  2,496              110           14,054            6,252
                                                         ========         ========         ========         ========







See accompanying notes to consolidated financial statements and management's discussion and analysis.

                          PHYCOR, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

         Three months and nine months ended September 30, 1997 and 1996




(1)    BASIS OF PRESENTATION
       -----------------

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and in accordance with Rule 10-01 of Regulation S-X.

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

(2)    ACQUISITIONS
       ----------

       (A)   MULTI-SPECIALTY MEDICAL CLINICS
             -------------------------

             Through September 30, 1997 and during 1996, the Company, through wholly-owned subsidiaries, acquired certain operating assets of the following clinics:

                          CLINIC                                   EFFECTIVE DATE                    LOCATION
                          ------                                   --------------                    --------
              1997:
                Vancouver Clinic                                  January 1, 1997              Vancouver, Washington
                First Physicians Medical Group                    February 1, 1997             Palm Springs, California
                St. Petersburg-Suncoast Medical Group             February 28, 1997            St. Petersburg, Florida
                Greater Chesapeake Medical Group                  May 1, 1997                  Annapolis, Maryland
                Welborn Clinic  (a)                               June 1, 1997                 Evansville, Indiana
                White-Wilson Medical Center                       July 1, 1997                 Ft. Walton Beach, Florida
                Maui Medical Group                                September 1, 1997            Maui, Hawaii









                                                                     (Continued)

                          PHYCOR, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements


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

       (b) Straub Clinic & Hospital, Incorporated (Straub) was operated under an administrative services agreement effective October 1, 1996. The Company completed its merger and entered into a long-term agreement with Straub effective January 17, 1997.

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

       (B)   NORTH AMERICAN MEDICAL MANAGEMENT, INC. (NORTH AMERICAN)
             -------------------------------------------------

             Effective January 1, 1995, the Company completed its merger with North American, an operator and manager of independent practice associations (IPAs). The Company made additional payments for the North American acquisition pursuant to an earn-out formula during 1996 and 1997 totaling $34.0 million. A final payment of up to $36.0 million may be made pursuant to the earn-out formula in 1998. Of any future payments to be made, a portion may be payable in shares of the Company's common stock.



                                                                     (Continued)
                                        7

                          PHYCOR, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements




       (C)   PRO FORMA INFORMATION
             -------------------

             The unaudited consolidated pro forma results of all current, continuing operations assuming 1997 acquisitions through September 30, and all 1996 acquisitions, had been consummated on January 1, 1996 are as follows (in thousands, except for earnings per share):

                                                       THREE MONTHS ENDED      NINE MONTHS ENDED
                                                          SEPTEMBER 30,          SEPTEMBER 30,
                                                      --------------------    --------------------
                                                        1997        1996        1997        1996
                                                      --------    --------    --------    --------

       Net revenue                                    $284,464     256,262     835,188     755,321
       Earnings before income taxes                     24,642      19,519      63,397      57,890
       Net earnings                                     15,080      12,004      41,919      35,602
       Earnings per common share                           .22         .19         .63         .58
       Weighted average number of shares and share
           equivalents outstanding                      69,072      61,716      66,879      61,588

(3)    NET REVENUE
       ----------

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













                                                                     (Continued)
                                        8

                          PHYCOR, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements



       The following represent amounts included in the determination of net revenue (in thousands):

                                                               THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                  SEPTEMBER 30,             SEPTEMBER 30,
                                                             ----------------------    ----------------------
                                                                1997         1996         1997         1996
                                                             ---------    ---------    ---------    ---------

       Gross physician group revenues                        $ 718,315      488,208    2,047,598    1,343,844
       Less:
           Provisions for doubtful accounts
                and contractual adjustments                    275,648      179,649      778,850      484,788
                                                             ---------    ---------    ---------    ---------

                    Net physician group revenue                442,667      308,559    1,268,748      859,056

       IPA revenue                                             112,288       58,926      297,915      171,778
                                                             ---------    ---------    ---------    ---------

                    Net physician group and
                         IPA revenue                           554,955      367,485    1,566,663    1,030,834

       Less amounts retained by physician groups and IPAs
           Physician groups                                    157,667      112,443      463,251      323,197
           Clinic technical employee compensation               19,113       12,897       53,845       35,090
           IPAs                                                 93,884       45,727      247,270      136,985
                                                             ---------    ---------    ---------    ---------
                    Net revenue                              $ 284,291      196,418      802,297      535,562
                                                             =========    =========    =========    =========

(4)    CAPITALIZATION
       -----------

       In the first quarter of 1997, the Company completed a public offering of 7,295,000 shares of its common stock at a price of $30.00 per share. Net proceeds from the offering of approximately $210.0 million were used to repay bank debt and accrued interest.

(5)    SUBSEQUENT EVENTS
       ---------------

       Since September 30, 1997, the Company has acquired certain assets of a 40-physician multi-specialty clinic based in Murfreesboro, Tennessee and a 150-physician multi-specialty clinic based in Pensacola, Florida and entered into a long-term service agreement with each of the affiliated physician groups.

       On October 29, 1997, the Company announced a definitive agreement to acquire MedPartners, Inc., a physician practive management company with annual net health services revenue of more than $8.4 billion. Under the terms of the agreement, holders of MedPartners Common Stock will be entitled to receive a fixed ratio of 1.18 shares of PhyCor Common Stock for each MedPartner share held. The transaction includes assumption of $1.2 billion of debt and is expected to be accounted for as a pooling-of-interests and to be treated as a tax-free exchange. The transaction is subject to the approval of the shareholders of both companies, various state and federal regulatory agencies, and other customary conditions. Closing of the transaction is expected in the first quarter of 1998.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         PhyCor is a physician practice management company that operates multi-specialty medical clinics and independent practice associations (IPAs). The Company currently operates 53 clinics with approximately 3,780 physicians in 28 states and manages IPAs with over 17,800 physicians in 27 markets. The Company's affiliated physicians provide medical services to approximately 1,100,000 patients under prepaid health plans, including approximately 165,000 Medicare-eligible patients.

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

         To increase clinic revenue, the Company works with the affiliated physician groups to recruit additional physicians, merge other physicians practicing in the area into the affiliated physician groups, negotiate contracts with managed care organizations and provide additional ancillary services. To reduce or control expenses, among other things, PhyCor utilizes national purchasing contracts for key items, reviews staffing levels to make sure they are appropriate and assists physicians in developing more cost-effective clinical practice patterns.

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

         During the first nine months of 1997, PhyCor affiliated with seven multi-specialty clinics and numerous smaller medical practices and completed its previously announced merger with Straub Clinic and Hospital, Incorporated located in Honolulu, Hawaii adding $329.0 million in assets. The principal assets acquired were accounts receivable, property and equipment and service agreement costs, an intangible asset. The consideration for the acquisitions consisted of approximately 48% cash, 45% liabilities assumed and 7% stock and convertible notes. The cash portion of the purchase price was funded by a combination of operating cash flow and borrowings under the Company's bank credit facility. Property and equipment acquired consists mostly of clinic and hospital operating equipment, although the

Company purchased certain land and buildings. Service agreement costs are amortized over the life of the related service agreement, with recoverability assessed periodically.

         Since September 30, 1997, the Company has acquired the assets of a 40-physician multi-specialty clinic based in Murfreesboro, Tennessee, and a 150-physician multi-specialty clinic based in Pensacola, Florida. The Company entered into long-term service agreements with each of these affiliated physician groups.

         On October 29, 1997, the Company announced a definitive agreement to acquire MedPartners, Inc. ("MedPartners"), a physician practice management company with annual net health services revenue of more than $8.4 billion. Under terms of the agreement, holders of MedPartners Common Stock will receive a fixed ratio of 1.18 shares of PhyCor Common Stock for each MedPartners share held. The transaction includes assumption of $1.2 billion of debt and is expected to be accounted for as a pooling-of-interests and to be treated as a tax-free exchange. The transaction is subject to the approval of the shareholders of both companies, various state and federal regulatory agencies, and other customary conditions. Closing of the transaction is expected in the first quarter of 1998. As a result of the merger, the Company's historical results of operations will no longer be comparable to or indicative of future post-merger pooled results for the combined entity.

         RESULTS OF OPERATIONS

         The following table shows the percentage of net revenue represented by various expense and other income items reflected in the Company's Consolidated Statements of Earnings.

                                          THREE MONTHS ENDED       NINE MONTHS ENDED
                                             SEPTEMBER 30           SEPTEMBER  30
                                           ----------------        ----------------
                                           1997        1996        1997        1996
                                           ----        ----        ----        ----
Net revenue ..........................      100%        100%        100%        100%
Operating expenses
   Clinic salaries, wages and benefits     37.6        38.0        37.7        38.2
   Clinic supplies ...................     16.4        15.5        16.0        15.2
   Purchased medical services ........      2.8         2.7         2.8         2.8
   Other clinic expenses .............     15.1        16.4        15.4        16.6
   General corporate expenses ........      2.3         2.6         2.5         2.8
   Rents and lease expense ...........      8.9         8.5         8.9         8.4
   Depreciation and amortization .....      5.6         5.4         5.5         5.3
                                           ----        ----        ----        ----
      Net operating expenses .........     88.7        89.1        88.8        89.3
                                           ----        ----        ----        ----
      Earnings from operations .......     11.3        10.9        11.2        10.7
   Interest income ...................     (0.2)       (0.3)       (0.3)       (0.5)
   Interest expense ..................      1.9         2.1         2.1         2.0
   Minority interest in earnings of
       consolidated partnerships .....      1.0         1.6         1.1         1.6
                                           ----        ----        ----        ----
      Earnings before income taxes ...      8.6         7.5         8.3         7.6
Income tax expense ...................      3.3         2.9         3.2         2.9
                                           ----        ----        ----        ----
      Net earnings ...................      5.3%        4.6%        5.1%        4.7%
                                           ====        ====        ====        ====


1997 Compared to 1996

         Net revenue increased from $196.4 million for the third quarter of 1996 to $284.3 million for the third quarter of 1997, an increase of $87.9 million, or 44.8%, and from $535.6 million to $802.3 million for the first nine months of 1996 compared to 1997, an increase of 49.8%. On a base of 31 clinics and 13 IPA markets, net revenue increased by 12.2% for the quarter and 12.8% for the nine months ended September 30, 1997, compared with the same periods in 1996. Same market growth resulted from the addition of new physicians, the expansion of ancillary services, and increases in patient volume and fees.

         During the third quarter and the first nine months of 1997, most categories of operating expenses were relatively stable as a percentage of net revenue when compared to the same periods in 1996, despite the large increase in the dollar amounts resulting from acquisitions and clinic growth. The decrease in clinic salaries, wages and benefits and other clinic expenses as a percentage of net revenue resulted from the acquisition of clinics with lower levels of these expenses compared to the existing base of clinics. The increase in clinic supplies and rents and lease expense as a percentage of net revenue resulted from the acquisition of clinics with higher levels of these expenses compared to the existing base of clinics. The addition of pharmacies at certain clinics also resulted in increased clinic supplies expense as a percentage of net revenue. While general corporate expenses decreased as a percentage of net revenue, the dollar amount of general corporate expenses increased as a result of the addition of corporate personnel to accommodate increased acquisition activity and to respond to increasing physician group needs for support in managed care negotiations, information systems implementation and clinic outcomes management programs.

         Income tax expense increased from the prior year as a result of the Company's increased profitability. The Company expects an effective tax rate of approximately 38.8% in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1997, the Company had $235.2 million in working capital, up from $212.9 million as of December 31, 1996. Also, the Company generated $42.8 million of cash flow from operations for the third quarter of 1997 compared to $14.3 million for the third quarter of 1996, and $82.4 million for the first nine months of 1997 compared to $36.7 million for the same period in 1996. At September 30, 1997, net accounts receivable of $373.3 million amounted to 72 days of net clinic revenue compared to $295.4 million and 73 days at the end of 1996. The decrease in days of net clinic revenue is primarily attributable to seasonal factors affecting payments from some payors.

         In the first quarter of 1997, the Company completed a public offering of 7,295,000 shares of its Common Stock at a price of $30.00 per share. Net proceeds from the offering of approximately $210.0 million were used to repay bank debt and accrued interest. As a result of the issuance of Common Stock during the first quarter of 1997, debt was 38.4% of total capitalization at September 30, 1997, compared to 51.2% at the end of 1996.

         In the first nine months of 1997, $14.1 million of convertible subordinated notes issued in connection with physician group asset acquisitions were converted into Common Stock. These conversions, the issuance of Common Stock, option exercises and net earnings for the first nine months of 1997 resulted in an increase of $292.6 million in shareholders' equity compared to December 31, 1996.

         Capital expenditures during the first nine months of 1997 totaled $48.3 million. The Company is responsible for capital expenditures at its affiliated clinics under the terms of its service agreements. The Company expects to make approximately $12 million in capital expenditures during the fourth quarter of 1997.

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

         In addition, deferred acquisition payments are payable to physician groups in the event such physician groups attain predetermined financial targets during established periods of time following the acquisitions. If each group satisfied their applicable financial targets for the periods covered, the Company would be required to pay an aggregate of approximately $73.6 million of additional consideration over the next five years, of which a maximum of $2.8 million would be payable during the fourth quarter of 1997.

         The Company may exercise its option to acquire the outstanding Class B Common Stock of PhyCor Management Corporation near the end of 1997. In accordance with the terms of the options, the aggregate purchase price for these shares at that time would be approximately $21.0 million.

         PhyCor has been subject of an audit by the Internal Revenue Service ("IRS") covering the years 1988 through 1993. The IRS has proposed adjustments relating to the timing of recognition for tax purposes of certain revenue and deductions relating to uncollectible accounts and the Company's relationship with affiliated physician groups. PhyCor disagrees with the positions asserted by the IRS, including any recharacterization, and is vigorously contesting these proposed adjustments. The Company believes that any adjustments resulting from resolution of this disagreement would not affect the reported net earnings of PhyCor, but would defer tax benefits and change the levels of current and deferred tax assets and liabilities. For the years under audit, and potentially, for subsequent years, any such adjustments could result in material cash payments by the Company. PhyCor does not believe the resolution of this matter will have a material adverse effect on its financial condition, although there can be no assurance as to the outcome of this matter.

         In July 1997, the Company completed modifications to its bank credit facility which included the revision of certain terms and conditions and the addition of seven participating financial institutions. The Company's bank credit facility provides for a five-year, $250.0 million revolving line of credit for use by the Company prior to July 2002 and a $150.0 million 364-day facility for acquisitions, working capital, capital expenditures and general corporate purposes. The total drawn cost under the facility is either .275% to
 .75% above the applicable eurodollar rate or the agent's base rate plus .10% to .225% per annum. On October 17, 1997, the Company entered into an interest rate swap agreement to fix the interest rate on $100.0 million of debt at 5.85% for a two-year period.

         The Company's bank credit facility contains covenants which, among other things, require the Company to maintain certain financial ratios and impose certain limitations or prohibitions on the Company with respect to (i) the incurring of certain indebtedness, (ii) the creation of security interests on the assets of the Company, (iii) the payment of cash dividends on, and the redemption or repurchase of, securities of the Company, (iv) investments and (v) acquisitions. The Company is required to obtain bank consent for an acquisition with an aggregate purchase price of $75.0 million or more. The Company was in compliance with such covenants at September 30, 1997.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings Per Share. This statement establishes standards for computing and presenting earnings per share (EPS), replacing the presentation of currently required primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this new statement, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted EPS reflects potential dilution from the exercise or conversion of securities into Common Stock or from other contracts to issue Common Stock and is similar to the currently required fully diluted EPS. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The Company does not expect the impact of the adoption of this statement to be material to previously reported EPS amounts.

         At September 30, 1997, the Company had cash and cash equivalents of approximately $37.5 million, and as of November 10, 1997, $239.6 million available under its bank credit facility. The Company believes that the combination of funds available under the Company's bank credit facility, together with cash reserves and cash flow from operations, should be sufficient to meet the Company's current planned acquisition, expansion, capital expenditures and working capital needs through 1997. The merger of PhyCor with MedPartners is expected to close in the first quarter of 1998. PhyCor expects to finance the transaction with a combination of approximately 236,000,000 shares of newly issued Common Stock and the assumption of approximately $1.2 billion in debt. The additional shares of Common Stock to be issued in the merger would increase the shares of Common Stock outstanding by approximately 366%. In addition, prior to consummating the merger, PhyCor will be required to expand its existing credit facility.

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

         This discussion contains forward looking statements, certain of which are accompanied by important cautionary factors that could cause different results than expected by the Company. In addition to those factors, shareholder, regulatory and third party consents with respect to the merger with MedPartners, acquisitions, health care regulatory changes and other factors outside the Company's control could also cause future results to differ from expectations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No disclosure required.

                                     PART II
                                OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

         From time to time, the Company issues subordinated convertible notes and warrants to purchase shares of the Company's Common Stock in connection with the acquisition of the assets of multi-specialty clinics and physician practice groups. In general, the subordinated convertible notes are convertible into shares of the Company's Common Stock following the first anniversary of the issuance of the notes at a conversion price based on the market price of the Common Stock at the time the note was issued. The Company issues subordinated convertible notes, warrants and the shares of Common Stock issued upon conversion of notes and exercise of warrants in transactions intended to be exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Sections 3(a)(11), 3(b) or 4(2) thereunder. During the third quarter of 1997, the Company issued the following subordinated convertible notes, warrants and shares of Common Stock upon conversion of notes:

         On July 1, 1997, the Company issued a subordinated convertible note in the principal amount of $295,282 to Stephen R. Rauls, M.D.

         On July 1, 1997, the Company issued a subordinated convertible note in the principal amount of $445,282 to Charles C. Dunn, M.D.

         On July 2, 1997, the Company issued 90,909 shares of Common Stock to Carriere & Associates, P.A. upon conversion of a subordinated convertible note in the principal amount of $1,400,000.

         On July 10, 1997, the Company issued 3,792 shares of Common Stock to Dennis Wayne Berry, M.D. upon conversion of a subordinated convertible note in the principal amount of $109,680.

         On July 22, 1997, the Company issued 80,559 shares of Common Stock to Tidewater Physicians Multi-Specialty Group, P.C., upon conversion of a subordinated convertible note in the principal amount of $975,576.

         On August 1, 1997, the Company issued warrants to purchase 40,000 shares of Common Stock to the Welborn Clinic. The warrants are exercisable beginning August 1, 2000 at an exercise price of $33.16 and expire on August 1, 2002.

         On September 11, 1997, the Company issued 345 shares of Common Stock to Luz Sorgo Lisboa, M.D. upon conversion of a subordinated convertible note in the principal amount of $10,000.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

 (A)  EXHIBITS.

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBITS
------            -----------------------

 2        --      Plan and Agreement of Merger by and between the Registrant and Endoparasites, Inc.
 3.1      --      Restated Charter of Registrant(1)
 3.2      --      Amendment to Restated Charter of the Registrant (2)
 3.3      --      Amendment to Restated Charter of the Registrant (3)
 3.4      --      Amended Bylaws of the Registrant (1)
 4.1      --      Specimen of Common Stock Certificate (4)
 4.2      --      Shareholder Rights Agreement, dated February 18, 1994,
                  between the Registrant and First Union National Bank of
                  North Carolina (5)
 11       --      Statement re Computation of Per Share Earnings
 27       --      Financial Data Schedule (for SEC use only)

-------------

(1) Incorporated by reference to Exhibits 3.1 and 3.2 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, Commission No. 0-19786.

(2) Incorporated by reference to Exhibit 4.2 filed with the Registrant's Registration Statement on Form S-3 Registration No. 33-93018.

(3) Incorporated by reference to Exhibit 4.3 filed with the Registrant's Registration Statement on Form S-3 Registration No. 33-98528.

(4) Incorporated by reference to Exhibit 4.2 filed with the Registrant's Registration Statement on Form S-1 Registration No. 33-44123.

(5) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form AK dated February 18, 1994, Commission No. 0-19786.

 (B)      REPORTS ON FORM 8-K.

          The Company has not filed a Current Report on Form AK during the quarter for which this report is filed.

                                   SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PHYCOR, INC.

                                    By:  /s/  John K. Crawford
                                         -----------------------
                                         John K. Crawford
                                         Chief Financial Officer

Date: November 10, 1997