Form 10-Q/A
period 1997-09-30
PHYCOR INC/TN
filed 1997-11-24
CIK 881400

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

       On October 29, 1997, the Company announced a definitive agreement to acquire MedPartners, Inc., forming a physician practice management company with annual net health services revenue of more than $8.4 billion. Under the terms of the agreement, holders of MedPartners Common Stock will be entitled to receive a fixed ratio of 1.18 shares of PhyCor Common Stock for each MedPartner share held. The transaction includes assumption of $1.2 billion of debt and is expected to be accounted for as a pooling-of-interests and to be treated as a tax-free exchange. The transaction is subject to the approval of the shareholders of both companies, various state and federal regulatory agencies, and other customary conditions. Closing of the transaction is expected in the first quarter of 1998.

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

         On October 29, 1997, the Company announced a definitive agreement to acquire MedPartners, Inc. ("MedPartners"), forming a physician practice management company with annual net health services revenue of more than $8.4 billion. Under the terms of the agreement, holders of MedPartners Common Stock will receive a fixed ratio of 1.18 shares of PhyCor Common Stock for each MedPartners share held. The transaction includes assumption of $1.2 billion of debt and is expected to be accounted for as a pooling-of-interests and to be treated as a tax-free exchange. The transaction is subject to the approval of the shareholders of both companies, various state and federal regulatory agencies, and other customary conditions. Closing of the transaction is expected in the first quarter of 1998. As a result of the merger, the Company's historical results of operations will no longer be comparable to or indicative of future post-merger pooled results for the combined entity.

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

         On September 11, 1997, the Company issued 345 shares of Common Stock to Luiz Sergio Lisboa, M.D. upon conversion of a subordinated convertible note in the principal amount of $10,000.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

 (A)  EXHIBITS.

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBITS
------            -----------------------

 2        --      Plan and Agreement of Merger by and between the Registrant and MedPartners, Inc.(1)
 3.1      --      Restated Charter of Registrant(2)
 3.2      --      Amendment to Restated Charter of the Registrant (3)
 3.3      --      Amendment to Restated Charter of the Registrant (4)
 3.4      --      Amended Bylaws of the Registrant (2)
 4.1      --      Specimen of Common Stock Certificate (5)
 4.2      --      Shareholder Rights Agreement, dated February 18, 1994,
                  between the Registrant and First Union National Bank of
                  North Carolina (6)
 11       --      Statement re Computation of Per Share Earnings (1)
 27       --      Financial Data Schedule (for SEC use only) (1)

-------------

(1)      Previously filed.

(2) Incorporated by reference to Exhibits 3.1 and 3.2 filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, Commission No. 0-19786.

(3) Incorporated by reference to Exhibit 4.2 filed with the Registrant's Registration Statement on Form S-3 Registration No. 33-93018.

(4) Incorporated by reference to Exhibit 4.3 filed with the Registrant's Registration Statement on Form S-3 Registration No. 33-98528.

(5) Incorporated by reference to Exhibit 4.2 filed with the Registrant's Registration Statement on Form S-1 Registration No. 33-44123.

(6) Incorporated by reference to exhibits filed with the Registrant's Current Report on Form 8-K dated February 18, 1994, Commission No. 0-19786.

 (B)      REPORTS ON FORM 8-K.

          The Company has not filed a Current Report on Form 8-K during the quarter for which this report is filed.

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

Date: November 21, 1997