Form 10-K
period 1997-12-31
PHYCOR INC/TN
filed 1998-03-31
CIK 881400

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K
                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

   [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM _______________ TO _______________

                         COMMISSION FILE NUMBER: 0-19786

                                  PHYCOR, INC.
             (Exact Name of Registrant as Specified in Its Charter)

              TENNESSEE                                    62-1344801
   (State or Other Jurisdiction of                      (I.R.S. Employer
    Incorporation or Organization)                      Identification No.)


     30 BURTON HILLS BLVD., SUITE 400
           NASHVILLE, TENNESSEE                               37215
   (Address of Principal Executive                         (Zip Code)
               Offices)

       Registrant's telephone number, including area code: (615) 665-9066

           Securities Registered pursuant to Section 12(b) of the Act:

            NONE                                        NONE
    (Title of Each Class)            (Name of Each Exchange on Which Registered)

           Securities registered pursuant to Section 12(g) of the Act:
                      COMMON STOCK, NO PAR VALUE PER SHARE
   ---------------------------------------------------------------------------
                                (Title of Class)
                4.5% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2003
   ---------------------------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]    No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the shares of Common Stock (based upon the closing sales price of these shares as reported on the Nasdaq Stock Market's National Market on March 26, 1998) of the registrant held by non-affiliates on March 26, 1998, was approximately $1.686 billion.

         As of March 26, 1998, 64,354,339 shares of the registrant's Common Stock were outstanding.
===============================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

         Documents incorporated by reference and the part of Form 10-K into which the document is incorporated:

         Portions of the Registrant's 1997 Annual Report to
         Shareholders....................................................Part II

         Portions of the Registrant's Definitive Proxy
         Statement Relating to the Annual Meeting of
         Shareholders to be held on May 21, 1998........................Part III


                           FORWARD-LOOKING STATEMENTS

         This report and other information that is provided by PhyCor, Inc. ("PhyCor" or the "Company") contain forward-looking statements including those regarding the acquisition of additional clinics, the development of additional IPAs, the adequacy of PhyCor's capital resources and other statements regarding trends relating to various revenue and expense items. Many factors, including PhyCor's ability to consolidate clinics and operate them profitably, competition, regulatory developments and changes, the profitability of capitated fee arrangements and other methods of payment for medical services, the fact that the physician groups with which PhyCor affiliates are exposed to the risk of professional liability claims, its dependence on the revenue generated by its affiliated clinics and other uncertainties, could cause actual results to differ materially from those projected in such forward-looking statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors."


                                     PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

         PhyCor is a physician practice management company ("PPM") that acquires and operates multi-specialty medical clinics and develops and manages independent practice associations ("IPAs"). PhyCor's objective is to organize physicians into professionally managed networks that assist physicians in assuming increased responsibility for delivering cost-effective medical care, while attaining quality clinical outcomes and patient satisfaction. As of December 31, 1997, the Company operated 55 clinics with 3,863 physicians in 28 states. The Company also manages IPAs, which are networks of independent physicians, that, as of December 31, 1997, included over 19,000 physicians in 28 markets. As of December 31, 1997, the Company's affiliated physicians provided capitated medical services to approximately 1,132,000 members, including approximately 174,000 Medicare members.

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

         PhyCor believes that primary care-oriented multi-specialty physician organizations are a critical element of organized health care systems, because physician decisions determine the cost and quality of care. PhyCor believes that physician-driven organizations, including multi-specialty medical clinics, IPAs and the combination of such organizations, present more attractive alternatives for physician consolidation than hospital or insurer/health maintenance organization ("HMO")-controlled organizations. The combination of PhyCor's multi-specialty medical clinic, IPA management capabilities and new group-formation efforts enables the Company to offer physician practice management services to substantially all types of physician organizations.

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

         PhyCor targets for acquisition primary care-oriented multi-specialty clinics typically comprised of between 25 and 200 physicians that have significant market shares and established reputations for providing quality medical care. Most of the clinics with which PhyCor seeks to affiliate are the largest multi-specialty clinics in their local markets. See "Clinic Operations" below.

         The Company generates increased demand for the services and capabilities of its affiliated physician organizations and achieves growth through the addition of physicians, the expansion of managed care relationships and the addition and expansion of ancillary services. During 1997, the Company assisted its affiliated clinics in recruiting approximately 400 new physicians. The Company also merged the practices of 103 additional physicians into its existing clinics. The Company is also assisting formerly unaffiliated physicians in particular markets to develop new physician groups which enter into long-term service agreements with the Company. In addition, the Company is developing physician networks around its physician groups to enhance managed care contracting and to provide the physician component of organized health care systems. Physicians in affiliated physician groups may participate in IPAs developed and managed by North American Medical Management, Inc. ("North American"), an entity acquired by the Company in 1995, or PhyCor Management Corporation ("PMC"), an entity in which PhyCor purchased a minority interest in 1995 and completed the acquisition of such interests on March 31, 1998. See "Physician Networks." PhyCor is also positioning the clinics for participation in organized health care systems by establishing strategic alliances with HMOs, insurers, hospitals and other health care providers and by enhancing medical management systems.

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

         During 1997, the Company acquired the assets of 11 multi-specialty clinics located in California, Florida, Hawaii, Indiana, Maryland, Tennessee, Virginia and Washington. The Company's California, Hawaii, Maryland and Washington affiliated clinics are the Company's first clinics in those states. The Company also entered into an interim management services agreement with Lakeview Medical Center, Inc. in Suffolk, Virginia in December 1997 and entered into a long-term service agreement with the 31-physician multi-specialty clinic effective January 1, 1998. The Company has also reached an agreement in principle to acquire certain assets of a 70-physician multi-specialty group. The Company expects to complete the acquisition on or about April 1, 1998. The Company is pursuing other possible clinic acquisitions in both existing and new markets. There can be no assurance that additional clinic acquisitions will be successfully completed.

         In the third quarter of 1997, PhyCor announced that it had signed a letter of intent with New York and Presbyterian Hospitals Care Network, Inc. to create and operate a regional managed care contracting network, which will include hospitals and IPAs in New York City, northern New Jersey and southern Connecticut.

         In addition, on December 19, 1997, the Company executed a definitive Agreement and Plan of Merger with Atlanta-based First Physician Care, Inc. ("FPC"), a physician management company which currently manages three multi-specialty physician groups pursuant to long-term service agreements, one multi-specialty group pursuant to an interim service agreement and directly delivers medical services through three wholly-owned subsidiaries and owns a 395 physician IPA in New York. FPC is currently affiliated with approximately 200 physicians in the states of Florida, Georgia, Missouri, New York and Texas. On December 22, 1997, the Company executed an Agreement and Plan of Merger with Seattle-based CareWise, Inc. ("CareWise"), a demand management services company which provides consumer decision support services to patients to better enable patients to control their medical care. The Company anticipates that both the FPC and CareWise transactions will be consummated during the second quarter of 1998. There can be no assurance that any of the foregoing transactions will be successfully completed.

         In January 1998, the Company announced its plans to restructure five of its multi-specialty clinic operations with approximately 300 physicians and provide for the divestiture of two additional clinics with approximately 70 physicians. In connection with these plans, the Company recorded a pre-tax charge for asset revaluation of approximately $83 million in the fourth quarter of 1997 and will incur approximately $22 million in the first quarter of 1998 in pre-tax restructuring charges relating to anticipated costs which are to provide for consolidating facilities and clinic operations and reduced overhead costs.

         As of December 31, 1997, the Company operated the following medical clinics in conjunction with the affiliated physician groups described below:


                                                                              Percentage
                                                                              of Primary   Number of     PhyCor
                                                        Year     Number of       Care       Medical    Operations   Service
Clinic                              Location           Founded   Physicians   Physicians  Specialties   Commenced    Sites
------                              --------           -------   ----------   ----------  -----------   ---------    -----
Green Clinic.................       Ruston, LA           1948        34           44%         16       Oct. 1988       3
Doctors' Clinic..............       Vero Beach, FL       1969        39           46          19       Jan. 1989       3
Nalle Clinic.................       Charlotte, NC        1921        127          56          23       Feb. 1990       10
Greeley Medical Clinic.......       Greeley, CO          1933        42           55          16       Oct. 1990       6
Pueblo Physicians............       Pueblo, CO           1970        42           57          13       Sept. 1991      6
First Coast Medical Group....       Jacksonville, FL     1921        107          71          19       Nov. 1991       54
Sadler Clinic................       Conroe, TX           1955        44           52          16       Jan. 1992       4
Diagnostic Clinic............       San Antonio, TX      1972        48           56          17       Jan. 1992       4
Virginia Physicians..........       Richmond, VA         1923        109          73          17       Feb. 1992       15
Valley Diagnostic Medical
   and Surgical Clinic.......       Harlingen, TX        1954        22           41          11       Aug. 1992       1
Laconia Clinic...............       Laconia, NH          1938        24           54          13       Sept. 1992      4
Olean Medical Group..........       Olean, NY            1937        36           50          15       Nov. 1992       2
Holston Medical Group........       Kingsport, TN        1975        53           76          12       Jan. 1993       13
The Medical & Surgical
   Clinic of Irving..........       Irving, TX           1961        34           71          11       Mar. 1993       6
Simon-Williamson Clinic......       Birmingham, AL       1935        54           63          16       July 1993       12
Medical Arts Center..........       Dixon, IL            1986        31           55          16       Oct. 1993       7
Medical Arts Clinic..........       Corsicana, TX        1952        45           47          18       Jan. 1994       5
Lexington Clinic.............       Lexington, KY        1920        168          46          25       Feb. 1994       22
Southern Plains Medical
   Center....................       Chickasha, OK        1946        32           53          15       Aug. 1994       3
Holt-Krock Clinic............       Fort Smith, AR       1921        149          43          24       Sept. 1994      21
Burns Clinic Medical Center..       Petoskey, MI         1931        125          47          26       Oct. 1994       11
Boulder Medical Center.......       Boulder, CO          1949        49           41          22       Oct. 1994       4
Tidewater Physicians Multi-
   Specialty Group...........       Newport News, VA     1993        68           84          11       Jan. 1995       30
Northeast Arkansas Clinic....       Jonesboro, AR        1977        73           62          13       Mar. 1995       18
PAPP Clinic..................       Newnan, GA           1939        45           56          13       May 1995        6
Ogden Clinic.................       Ogden, UT            1968        38           47          17       June 1995       5
Arnett Clinic................       Lafayette, IN        1922        123          39          24       Aug. 1995       15
Casa Blanca Clinic...........       Mesa, AZ             1969        88           64          20       Sept. 1995      7
South Texas Medical Clinics..       Wharton, TX          1985        66           59          19       Nov. 1995       11
South Bend Clinic............       South Bend, IN       1916        62           60          20       Nov. 1995(1)    7
Guthrie Clinic...............       Sayre, PA            1910        232          42          29       Nov. 1995(2)    31
Arizona Physicians Center....       Phoenix, AZ          1987        35           77          10       Jan. 1996       2
Clinics of North Texas.......       Wichita Falls, TX    1995        79           51          21       Mar. 1996       6
Carolina Primary Care........       Columbia, SC         1995        55           98          5        May 1996        17
Harbin Clinic................       Rome, GA             1948        81           30          17       May 1996        9
Focus Health Services........       Denver, CO           1989        46           87          7        July 1996       16
Clark-Holder Clinic..........       LaGrange, GA         1936        43           35          18       July 1996       7
Medical Arts Clinic..........       Minot, ND            1958        49           57          18       Aug. 1996       2
Wilmington Health Associates.       Wilmington, NC       1971        54           50          13       Aug. 1996       4
Gulf Coast Medical Group.....       Galveston, TX        1996        21           91          6        Aug. 1996       8
Hattiesburg Clinic...........       Hattiesburg, MS      1963        112          45          19       Oct. 1996       25
Toledo Clinic................       Toledo, OH           1926        83           22          18       Nov. 1996       13
Lewis-Gale Clinic............       Roanoke, VA          1909        128          48          24       Nov. 1996       14
Straub Clinic & Hospital.....       Honolulu, HI         1921        191          56          26       Jan. 1997(3)    17
The Vancouver Clinic.........       Vancouver, WA        1936        76           55          13       Jan. 1997       12
First Physicians Medical
   Group.....................       Palm Springs, CA     1997        23           57           8       Feb. 1997       16
St. Petersburg-Suncoast
   Medical Group.............       St. Petersburg, FL   1997        94           37          23       Feb. 1997(4)    9
Greater Chesapeake Medical
   Group.....................       Anne Arundel, MD     1997        31           90           4       May 1997        8
White Wilson Medical Center..       Ft. Walton, FL       1946        54           52          17       July 1997       7
Welborn Clinic...............       Evansville, IN       1947        93           52          23       Aug. 1997       8
The Maui Medical Group.......       Maui, HI             1961        33           61          14       Sept. 1997      2
Murfreesboro Medical Clinic..       Murfreesboro, TN     1949        41           59           9       Oct. 1997       1
West Florida Medical Center
   Clinic....................       Pensacola, FL        1938        153          32          25       Oct. 1997       18
Northern California Medical
   Associates, Inc...........       Santa Rosa, CA       1975        35           57           5       Dec. 1997       16
Lakeview Medical Center......       Suffolk, VA          1905        31           52          12       Jan. 1998(5)    5

---------------
(1) Entered into an interim management agreement effective November 1, 1995 and consummated the acquisition of certain assets and entered into a long-term service agreement effective January 1, 1996.
(2) Entered into a series of agreements whereby PhyCor agreed to provide management services for up to five years and agreed to acquire certain assets of the clinic upon the occurrence of certain conditions.
(3) Entered into an administrative services agreement effective October 1, 1996 and consummated the merger with Straub and entered into a long-term service agreement effective January 17, 1997.
(4) Acquired all of the capital stock of two clinics, combined their operations and entered into a long-term service agreement with the newly formed group effective February 28, 1997.
(5) Entered into an interim management agreement effective December 1, 1997 and consummated the acquisition of certain assets and entered into a long-term service agreement effective January 1, 1998.

         In addition to the 3,863 physicians affiliated with the Company at December 31, 1997, the PhyCor-affiliated physician groups employ approximately 550 physician extenders, which include physician assistants, nurse practitioners and other mid-level providers. The Company believes physician extenders comprise an important component of its integrated network strategy by efficiently expanding the level of services offered in its clinics.

         The physician groups offer a wide range of primary and specialty physician care and ancillary services. Approximately 53.0% of PhyCor's affiliated physicians are primary care providers, and approximately 47.0% practice various medical and surgical specialties. The primary care physicians are those in family practice, general internal medicine, obstetrics, pediatrics and emergency and urgent care. The Company is assisting all of its clinics in recruiting additional primary care physicians. Medical specialties include allergy, cardiology, dermatology, endocrinology, gastroenterology, infectious diseases, nephrology, neurology, occupational medicine, oncology, pulmonology and rheumatology. Surgical specialties include general surgery, ophthalmology, orthopedics, otolaryngology, thoracic surgery and urology. The clinics vary in the number and types of specialties offered. Substantially all of the physicians practicing in the clinics are certified or eligible to be certified by the applicable medical specialty boards.

         The clinics also offer a wide array of ancillary services. Most clinics provide a range of imaging services, which may include CAT scanning, mammography, nuclear medicine, ultrasound and x-ray. In addition, many of the clinics have clinical laboratories and pharmacies. Ambulatory surgery units and rehabilitation services are in place or being planned in many clinics, in some cases through joint ventures. Several of the clinics have diabetes centers, pharmaceutical clinical trial programs and weight management programs. Some offer renal dialysis and participate, usually by joint venture, in home infusion therapy. Ancillary revenue accounted for approximately 26.7% of gross clinic revenue for the year ended December 31, 1997 compared to 25.2% for the year ended December 31, 1996.

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

         The Company provides support for the selection and implementation of information systems at its clinics. The Company has selected certain practice management and other systems considered to be most effective for capitated risk management, provider profiling and outcomes analysis for implementation at its clinics. These systems are designed to allow physician organizations to successfully capture information that will enable them to more effectively manage the risk associated with capitated arrangements.

         The Company also negotiates national arrangements that provide cost savings to its clinics through economies of scale in malpractice insurance, supplies and equipment. In addition, PhyCor has a service improvement program that aligns staffing with the volume and service needs of its physician organizations and focuses on measuring and improving patient satisfaction. Upon assuming the operations of a clinic, the Company implements certain business operating policies and reviews procedure coding practices in each clinic.

         Service Agreements

         The long-term service agreements currently entered into by the Company are for terms of 40 years. Long-term agreements entered into prior to 1994 are generally for terms of 30 years. These agreements cannot be terminated by the Company or the physician groups without cause, which includes material default or bankruptcy. Upon the expiration of the term of a service agreement or in the event of termination, the physician group must purchase all of the related tangible and intangible assets owned by the subsidiary of the Company providing services to that physician group, generally at then current book value. The physician group agrees not to compete with PhyCor during the term of the service agreement and substantially all of the physicians agree not to compete with the physician group for a period of time or agree to pay liquidated damages if they compete. The Company agrees not to affiliate with other multi-specialty groups in the clinic's service area during the term of the service agreement.

         Under substantially all of its service agreements, the Company receives a service fee equal to the clinic expenses it incurred plus a percentage of operating income of the clinic (net clinic revenue less certain contractually agreed upon clinic expenses before physician distributions) and, under all other service agreements except one described below, a percentage of net clinic revenue. In 1997, approximately 94% of revenue from clinics was derived from contracts based on a percentage of clinic operating income, approximately 1% of revenue from clinics was derived from contracts based on a percentage of net clinic revenue and approximately 4% of revenue from clinics was derived from contracts based on a combination of a percentage of clinic operating income and net clinic revenue. As clinic operating income improves, whether as a result of increased revenue or lower expenses, PhyCor's service fees increase. Under one service agreement, PhyCor's revenue is based on a flat fee, and it represented approximately 1% of revenue from clinics in 1997.

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

PHYSICIAN NETWORKS

         The Company believes that the health care industry will continue to be driven by local market factors and that organized providers of health care, like IPAs, will play a significant role in delivering cost-effective, quality medical care. IPAs offer physicians an opportunity to participate in expanding organized health care systems and assistance in contracting with insurance companies and HMOs, and other large purchasers of health care services. IPAs consolidate independent physicians by providing general organizational structure and management to the physician network. IPAs provide or contract for medical management services to assist physician networks in obtaining and servicing managed care contracts and enable previously unaffiliated physicians to assume and more effectively manage capitated risk.

         As of December 31, 1997, PhyCor managed IPAs with over 19,000 physicians in 28 markets. The Company establishes management companies through which all health plan contracts are negotiated. These management companies, in which physicians may have an equity interest, provide information and operating systems, actuarial and financial analysis, medical management and provider contract services to the IPA. PhyCor assists physicians in forming networks to develop a managed care delivery system in which the IPA accepts fiscal responsibility for providing a wide range of medical services. PhyCor intends to continue to develop primary care-oriented health care delivery systems in certain markets that do not have established managed care networks.

         In June 1995, PhyCor purchased a minority interest in PMC and manages PMC pursuant to a ten-year administrative services agreement. PMC develops and manages IPAs and provides other services to physician organizations. In February 1998, PhyCor sent notices to the PMC shareholders of its intention to exercise its option to purchase the remaining equity interest of PMC. The acquisition was completed on March 31, 1998.

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

         PhyCor's managed IPAs and affiliated physician groups enter into contracts and joint ventures with licensed insurance companies, such as HMOs, whereby the IPAs and affiliated physician groups may be paid on a capitated fee basis. Under capitation arrangements, health care providers bear the risk, subject to certain loss limits, that the aggregate costs of providing medical services to members will exceed the premiums received. To the extent that the IPAs and affiliated physician groups subcontract with physicians or other providers for those physicians or other providers to provide services on a fee-for-service basis, the managed IPAs and affiliated physician groups may be deemed to be in the business of insurance, and thus, subject to a variety of regulatory and licensing requirements applicable to insurance companies or HMOs resulting in increased costs to the managed IPAs and affiliated physician groups, and corresponding lower revenue to PhyCor. There can be no assurance, however, that the Company or its managed IPAs and affiliated physician groups will not be adversely affected by such regulations. In connection with two recent multi-specialty medical clinic acquisitions, the Company acquired HMOs previously affiliated with the clinics and in another multi-specialty medical clinic acquisition, the Company agreed to provide management services to the physician group and the HMO owned by the physician group. The HMO industry is highly regulated at the state level and is highly competitive. Additionally, the HMO industry has been subject to numerous legislative initiatives within the past several years that would increase potential HMO liability to patients, resulting in increased costs to HMOs and correspondingly reduced revenue to PhyCor. Certain aspects of health care reform legislation being considered at the federal level have direct and indirect consequences for the HMO industry. There can be no assurance that developments in any of these areas will not have an adverse effect on the Company's wholly-owned HMOs or on HMOs in which the Company has a partial ownership interest or other financial involvement.

         Many of the payor contracts entered into on behalf of PhyCor-managed IPAs are based on capitated fee arrangements. Under capitation arrangements, health care providers bear the risk, generally subject to certain loss limits, that the aggregate costs of providing medical services to the members will exceed the premiums received. The IPA management fees are based, in part, upon a share of the remaining portion, if any, of capitated amounts of revenue after payment of expenses. Some agreements with payors also contain shared risk provisions under which the Company and IPA can earn additional compensation based on utilization of hospital services by members and may be required to bear a portion of any loss in connection with such shared risk provisions. Any such loss could have a material adverse effect on the Company. The profitability of the managed IPAs is dependent upon the ability of the providers to effectively manage the per patient costs of providing medical services and the level of utilization of medical services. The management fees are also based upon a percentage of revenue collected by the IPAs. Any loss of revenue by the IPAs as a result of losing affiliated physicians, the termination of third party payor contracts or otherwise could have a material adverse effect on management fees derived by the Company from its management of IPAs. Through its service fees, the Company also shares indirectly in capitation risk assumed by its affiliated physician groups. Managed care providers and management companies such as the Company are increasingly subject to liability claims arising from utilization management, provider compensation arrangements and other activities designed to control costs by reducing services. A successful claim on this basis against PhyCor or an affiliated clinic or IPA could have a material adverse effect on the Company.

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

         State Legislation

         At the state level, all state laws restrict the unlicensed practice of medicine and many states also prohibit the splitting or sharing of fees with non-physician entities and the enforcement of noncompetition agreements against physicians. Many states also prohibit the corporate practice of medicine by an unlicensed corporation or other non-physician entity and prohibit referrals to facilities in which physicians have a financial interest. Additionally, the Florida Board of Medicine has interpreted the Florida fee-splitting law very broadly so as to arguably include the payment of any percentage-based management fee, even to a management company that does not refer patients to a managed group. PhyCor is affiliated with five physician groups in Florida, the service agreements with these groups provide for percentage-based management fees. The Florida Board of Medicine decision has been stayed pending judicial interpretation of the decision. There can be no assurance that future interpretations of, or changes in, these laws will not require structural and organizational modifications of the Company's existing relationships with its clinics or modifications in the existing relationships with its affiliated IPAs, and there can be no assurance that the Company would be able to appropriately modify its relationships. In addition, statutes in some states could restrict expansion of the operations of the Company to those jurisdictions.

         Medicare Payment System

         The Company's affiliated physician groups and IPAs derived approximately 22% of their net revenue in 1997 from payments for services provided to patients enrolled in the federal Medicare program, including patients covered by risk contracts. Clinics and IPAs managed by the Company provide medical services under risk contracts to approximately 174,000 Medicare members. The prior system of Medicare payments, other than for risk contracts, was based on customary, prevailing and reasonable physician charges and was phased out from 1992 through 1996 and replaced with an annually-adjusted resource-based relative value scale ("RBRVS"). The Company believes that the RBRVS fee scale may provide modest increases from historical levels in the per patient fee-for-service Medicare revenue received by the physician groups and IPAs with which the Company is affiliated, but does not believe that such restraints on fee increases will result in a material adverse change in the results of operations of the Company.

         Medicare Fraud and Abuse and Anti-Referral Provisions

         The provisions of the Social Security Act addressing illegal remuneration (the "anti-kickback statute") prohibit providers and others from soliciting, receiving, offering or paying, directly or indirectly, any form of remuneration in return for the referral of, or the arranging for the referral of, Medicare and other federal or state health program patients or patient care opportunities, or in return for the purchase, lease arrangements or order of any item or service that is covered by Medicare, certain other federal health programs, or a state health program. The applicability of these provisions to many business transactions in the health care industry, including the Company's service agreements with physician groups, management agreements with IPAs and joint ventures with other health care providers, has not been subject to any significant judicial and regulatory interpretation.

         Management believes that although it is receiving remuneration under its service agreements for management services and management fees under management agreements for services to IPAs, the Company is not in a position to make or influence referrals of patients or services reimbursed under Medicare or state health programs to the physician groups or networks. Consequently, the Company does not believe that the service fees and management fees payable to it could be viewed as remuneration for referring or influencing referrals of patients or services covered by such programs as prohibited by the anti-kickback statute. Currently, the Company is not a separate provider of Medicare or state health program reimbursed services, however, upon the consummation of the Company's pending transaction with FPC, the Company, through its subsidiaries, will be a provider in the states of Florida and Georgia. To the extent that the Company is deemed to be a separate provider of medical services under its service agreements or management agreements and to receive referrals from physicians, the financial arrangements could be subject to scrutiny under the anti-kickback statute. The Company does not believe that its operation of one pharmacy under a provider number that is separate from the clinic's creates a material risk under the anti-kickback statute.

         In connection with the transaction with Straub Clinic & Hospital, Incorporated ("Straub"), the Company provides certain management services to both a physician group practice and a hospital owned by the group. Because the hospital is subject to extensive regulation and because hospital management companies have, in some instances, been viewed as referral sources by federal regulatory agencies, the relationship between PhyCor and the physician group could come under increased scrutiny under the Medicare fraud and abuse law. In addition, the federal government could in certain circumstances suspend or prevent Straub from participating in government programs, which would have a negative impact on PhyCor's revenues under its service agreement with Straub.

         In July 1991, the federal government published regulations that provide exceptions, or "safe harbors," for business transactions that will be deemed not to violate the anti-kickback statute. In September 1993, additional safe harbors were proposed for eight activities including referrals within group practices consisting of active investors. Although the arrangements between the Company, the clinics and third parties, including the arrangements between North American and providers and provider groups, do not in all instances fall within the protection offered by these safe harbors or the proposed safe harbors, the Company believes its operations are in material compliance with applicable Medicare fraud and abuse laws. If the arrangements were found to be illegal, the Company, the physician groups and/or the individual physicians would be subject to civil and criminal penalties, including exclusion from participation in government reimbursement programs, which could materially adversely affect the Company.

         Under legislation known as the "Stark Bill," referrals of Medicare and Medicaid patients for certain services to entities by physicians with an ownership interest in, or financial relationship with, that entity have been prohibited. The covered services include physical therapy services, occupational therapy services, radiology services, including MRI, CT and ultrasound, radiation therapy services, durable medical equipment, parenteral and enteral nutrients, equipment and supplies, prosthetics, orthotics and prosthetic devices, home health services, outpatient prescription drugs and inpatient and outpatient hospital services. The Company believes that its clinics are operating in compliance with the language of statutory exceptions to the Stark Bill, including, but not limited to, the exceptions for referrals to in-office ancillary services within a group practice. As a result, the Company does not believe that physicians who are members of the group practices practicing at its clinics are prohibited from making referrals of designated health services to the clinics.

         Impact of Health Care Regulatory Changes

         The United States Congress and many state legislatures routinely consider proposals to reform or modify the health care system, including measures that would control health care spending, convert all or a portion of government reimbursement programs to managed care arrangements and balance the federal budget by reducing spending for Medicare and state health programs. These measures can affect a health care company's cost of doing business and contractual relationships. For example, recent developments that affect the Company's activities include: (i) federal legislation requiring a health plan to continue coverage for individuals who are no longer eligible for group health benefits and prohibiting the use of "pre-existing condition" exclusions that limit the scope of coverage; (ii) a Health Care Financing Administration policy prohibiting restrictions in Medicare risk HMO plans on a physician's recommendation of other health plans and treatment options to patients; and
(iii) regulations imposing restrictions on physician incentive provisions in physician provider agreements. There can be no assurance that such legislation, programs and other regulatory changes will not have a material adverse effect on PhyCor.

COMPETITION

         The business of providing health care related services is highly competitive. Many companies, including professionally managed physician practice management companies, have been organized to pursue the acquisition of medical clinics, manage such clinics, employ clinic physicians or provide services to IPAs. Large hospitals, other multi-specialty clinics and health care companies, HMOs and insurance companies are also involved in activities similar to those of the Company. Some of these competitors have longer operating histories and significantly greater resources than the Company. There can be no assurance that the Company will be able to compete effectively, that additional competitors will not enter the market, or that such competition will not make it more difficult to acquire the assets of medical clinics or develop or manage IPAs on terms beneficial to the Company. To the extent that health care industry reforms make prepaid medical care more attractive and provide incentives to form organized health care systems, the Company anticipates facing greater competition. PhyCor's revenues are dependent upon the continued success of the medical groups with which it has long-term service agreements and IPAs that it manages. These organizations face competition from several sources, including sole practitioners, single and multi-specialty groups and staff model HMOs.

INSURANCE

         The Company maintains medical professional liability insurance on a claims made basis for all of its operations. Insurance coverage under such policies is contingent upon a policy being in effect when a claim is made, regardless of when the events which caused the claim occurred. The Company also maintains general liability and umbrella coverage on an occurrence basis. The cost and availability of such coverage has varied widely in recent years. While the Company believes its insurance policies are adequate in amount and coverage for its current operations, there can be no assurance that the coverage maintained by the Company is sufficient to cover all future claims or will continue to be available in adequate amounts or at a reasonable cost. PhyCor and its subsidiary operating the affiliated physician group are named as additional insureds on the various policies maintained by each affiliated physician group, including the professional liability insurance policies carried by the physician group.

EMPLOYEES

         As of December 31, 1997, the Company employed approximately 19,000 people, including 135 in the corporate office. None of the Company's employees is a member of a labor union, and the Company considers its relations with its employees to be excellent.

ITEM 2. PROPERTIES

         The Company leases approximately 49,000 square feet of rentable space at 30 Burton Hills Boulevard in Nashville, Tennessee, where the Company's headquarters are located. The Company pays approximately $83,000 per month in rent, which rental amount increases over the term of the lease to approximately $87,000 per month in the final year. The lease expires in 2003. The Company believes these arrangements and other available space are adequate for its current uses. The Company plans to build new corporate headquarters adjacent to its existing headquarters. The Company anticipates the new building, which is scheduled to be completed in the third quarter of 1999, will be adequate for its long-term uses. The Company currently is negotiating a synthetic lease arrangement with Citibank, N.A. to finance the construction of the new building. The Company intends to sublet its existing facility until the expiration of its lease in 2003.

         The Company leases, subleases or occupies pursuant to its service agreements the clinic facilities. In many cases, facilities are leased from the physician groups with the lease cost generally included in the service fees paid to PhyCor. In connection with the acquisition of the Company's affiliated clinic in Lexington, Kentucky, the Company acquired the real estate used by the physician group, including the clinic's main clinic facility in Lexington and other satellite facilities in Lexington and the surrounding communities. Certain of such properties are subject to mortgages assumed by the Company as a result of the transaction with an aggregate outstanding principal balance as of February 28, 1998 of $3.7 million and bear interest at rates ranging from 8.25% to 10.5%.

         In connection with the Company's acquisitions of its affiliated clinics in Lafayette, Indiana, and St. Petersburg, Florida, the Company acquired the real estate used by each of the physician groups. At the time of such acquisitions, certain of the properties were subject to a mortgage, which indebtedness was assumed by PhyCor as a result of the transactions and repaid in full. The Company makes these facilities available to the physician groups pursuant to the long-term service agreements with Lexington Clinic, Arnett Clinic and St. Petersburg-Suncoast Medical Clinic, respectively.

         The Company may from time to time acquire real estate in connection with the acquisition of clinic assets. The Company anticipates that as the clinics continue to grow and add new services, expanded facilities will be required. Such transactions may require PhyCor's assistance in obtaining financing of the property on behalf of the physician groups.

ITEM 3. LEGAL PROCEEDINGS

         Certain litigation is pending against the physician groups affiliated with the Company and IPAs managed by the Company. The Company has not assumed any liability in connection with such litigation. Claims against the physician groups and IPAs could result in substantial damage awards to the claimants which may exceed applicable insurance coverage limits. While there can be no assurance that the physician groups and IPAs will be successful in any such litigation, the Company does not believe any such litigation will have a material adverse effect on the Company. Certain other litigation is pending against the Company and certain subsidiaries of the Company none of which management believes would have a material adverse effect on the Company's financial position or results of operations on a consolidated basis. Certain litigation is pending against subsidiaries of North American which was outstanding prior to the acquisition of North American by the Company. The Company is indemnified by certain former shareholders of North American for any damages as a result of the litigation and the amount of any additional payments to be made to the former shareholders of North American would be offset by any damages resulting from such litigation. While there can be no assurance that the North American subsidiaries will be successful in any such litigation, the Company does not believe that the gross contingency related to North American is material and the Company does not believe that any such litigation will have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Information relating to the Common Stock is set forth in the Company's 1997 Annual Report to Shareholders under the caption "Corporate and Investor Information - Common Stock" and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA




Year ended December 31,                                      1997          1996         1995        1994        1993
------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)

Statement of Income Data:
Net revenue                                              $1,119,594     $  766,325    $441,596    $242,485    $167,381
    Operating expenses:
     Clinic salaries, wages and benefits                    421,716        291,361     166,031      88,443      63,202
     Clinic supplies                                        181,565        119,081      67,596      37,136      25,031
     Purchased medical services                              31,171         21,330      17,572      11,778       8,920
     Other clinic expenses                                  171,480        125,947      71,877      40,939      28,174
     General corporate expenses                              26,360         21,115      14,191       9,417       5,418
     Rents and lease expense                                100,170         65,577      36,740      23,413      16,441
     Depreciation and amortization                           62,522         40,182      21,445      12,229       8,394
     Nonrecurring charge(1)                                  83,445              -           -           -           -
------------------------------------------------------------------------------------------------------------------------
         Operating expenses                               1,078,429        684,593     395,452     223,355     155,580
------------------------------------------------------------------------------------------------------------------------
         Earnings from operations                            41,165         81,732      46,144      19,130      11,801
     Interest income                                         (3,323)        (3,867)     (1,816)     (1,334)       (309)
     Interest expense                                        23,507         15,981       5,230       3,963       3,878
------------------------------------------------------------------------------------------------------------------------
         Earnings before income taxes and minority           20,981         69,618      42,730      16,501       8,232
         interest
     Income tax expense                                       6,098         22,775      13,923       4,826       1,092
     Minority interest                                       11,674         10,463       6,933           -           -
------------------------------------------------------------------------------------------------------------------------
         Net earnings                                    $    3,209(2)  $   36,380    $ 21,874    $ 11,675(3) $  7,140(3)
========================================================================================================================
Earnings per share(4)
     Basic                                               $      .05     $      .67    $    .45    $    .35    $    .31
     Diluted                                                    .05            .60         .41         .32(3)      .27(3)
     Diluted-before nonrecurring charge                         .85            .60         .41         .32(3)      .27(3)
------------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding(4)
     Basic                                                   62,899         54,608      48,817      33,240      23,348
     Diluted                                                 66,934         61,096      53,662      42,988      26,571
========================================================================================================================

December 31,                                                1997            1996         1995        1994        1993
------------------------------------------------------------------------------------------------------------------------

Balance Sheet Data:
Working capital                                          $  203,301     $  182,553    $111,420    $ 80,533    $ 46,927
Total assets                                              1,562,776      1,118,581     643,586     351,385     171,174
Long-term debt                                              501,107        444,207     140,633      94,653      69,014
Total shareholders' equity                                  710,488        451,703     388,822     184,125      70,005


---------------
(1) Nonrecurring charge to earnings relates to revaluation of assets of seven of the Company's affiliated clinics.
(2) Excluding the effect of the nonrecurring charge described in Note 1, the Company's net earnings would have been approximately $57.0 million.
(3) Excluding the effect of the utilization of a net operating loss carry forward to reduce income taxes in 1993 and 1994, net earnings and earnings per share-diluted would have been $5.1 million, or $.19 per share, and $10.2 million, or $.28 per share, in such years.
(4) Per share amounts and weighted average shares outstanding have been adjusted for the three-for-two stock splits effected in June 1996, September 1995, and December 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         The Company acquires and operates primary care-oriented multi-specialty medical clinics and develops and manages IPAs. A substantial majority of the Company's revenue in 1997 and 1996 was earned under service agreements with multi-specialty clinics. Revenue earned under substantially all of the service agreements is equal to the net revenue of the clinics, less amounts retained by physician groups. The service agreements contain financial incentives for the Company to assist the physician groups in increasing clinic revenues and controlling expenses.

         Upon the acquisition by PhyCor of a clinic's operating assets, the affiliated physician group simultaneously enters into a long-term service agreement with the Company. Under the terms of the service agreement, the Company provides the physician group with the equipment and facilities used in its medical practice, manages clinic operations, employs most of the clinic's non-physician personnel, other than certain diagnostic technicians, and receives a service fee.

         The affiliated physicians maintain full professional control over their medical practices, determine which physicians to hire or terminate and set their own standards of practice in order to promote high quality health care. Pursuant to its service agreements with physician groups, PhyCor manages all aspects of the clinic other than the provision of medical services, which is controlled by the physician groups. At each clinic, a joint policy board equally comprised of physicians and PhyCor personnel focuses on strategic and operational planning, marketing, managed care arrangements and other major issues facing the clinic.

         Under substantially all of its service agreements, the Company receives a service fee equal to the clinic expenses it has incurred plus a percentage of operating income of the clinic (net clinic revenue less certain contractually agreed upon clinic expenses before physician distributions) and, under all other service agreements except one described below, a percentage of net clinic revenue. In 1997, approximately 94% of revenue from clinics was derived from contracts based on a percentage of clinic operating income, approximately 1% of revenue from clinics was derived from contracts based on a percentage of net clinic revenue and approximately 4% of revenue from clinics was derived from contracts based on a combination of a percentage of clinic operating income and net clinic revenue. As clinic operating income improves, whether as a result of increased revenue or lower expenses, PhyCor's service fees increase. Under one service agreement, PhyCor's revenue is based on a flat fee, and it represented approximately 1% of revenue from clinics in 1997.

         The Company currently amortizes the goodwill and other intangible assets related to its service agreements over the periods during which the agreements are effective, ranging from 25 to 40 years. The Company recently has engaged in discussions with the staff of the Securities and Exchange Commission (the "Commission") regarding the appropriate amortization period for goodwill and other intangible assets related to the Company's service agreements. The Company has had discussions with the staff regarding the use of a 25 year amortization period for such assets for all transactions to be entered into in the future. There can be no assurance as to the outcome of the current discussions with the Commission staff or the adoption by the Company of this policy. Had this policy been in place for 1997, the effect would have been an approximate 3% reduction in net income before the nonrecurring charge discussed below in "Liquidity." Management expects a similar effect on 1998 net income would result based on its current preliminary internal estimates of intangible asset additions.

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

         In November 1997, the Emerging Issues Task Force reached a consensus on EITF 97-2, "Application of APB Opinion No. 16 and FASB Statement No. 94 to Physician Practice Entities", which was passed in November 1997, and relates primarily to the consolidation of physician practices controlled by a company. The Company has not consolidated the physician practices it manages as it does not have operating control as defined in EITF 97-2.

         The Company has increased its focus on the development of IPAs to enable the Company to provide services to a broader range of physician organizations, to enhance the operating performance of existing clinics and to further develop physician relationships. The Company develops IPAs that include affiliated clinic physicians to enhance the clinics' attractiveness as providers to managed care organizations. Fees earned from managing the IPAs are based upon a percentage of revenue collected by the IPAs and also upon a share of surplus, if any, of capitated revenue of the IPAs. In 1997, approximately 6% of the Company's revenue was earned under IPA management agreements.

         The table below indicates the number of clinics and physicians affiliated with the Company and provides certain information with respect to the Company's IPA operations at the end of the years indicated:



                                         1997      1996      1995      1994   1993
----------------------------------------------------------------------------------
Clinic operations:
    Number of affiliated clinics           55        44        31        22     18
    Number of affiliated physicians     3,863     3,050     1,955     1,143    674
IPA operations:
    Number of markets                      28        17        13        7(1)   --
    Number of physicians               19,000     8,700     5,300    3,600(1)
    Number of commercial members      420,000   306,000   180,000  105,000(1)   --
    Number of Medicare members         99,000    69,000    38,000   24,000(1)   --
----------------------------------------------------------------------------------

(1)Information as of January 1, 1995

         The table below indicates the payor mix of the aggregate net clinic revenue earned by the physician groups and IPAs currently affiliated with the Company.



Year ended December 31,                 1997    1996     1995     1994     1993
--------------------------------------------------------------------------------
Medicare                                22%     20%      20%       29%      32%
Medicaid                                 4       3        3         3        4
Managed care(1)                         41      42       37        25       24
Private payor and insurance             33      35       40        43       40
--------------------------------------------------------------------------------
                                       100%    100%     100%      100%     100%


(1)Includes HMO, PPO, Medicare risk contracts and direct employer contracts, of which approximately two-thirds of 1997 revenue was attributable to capitated contracts.

         The payor mix varies from clinic to clinic and changes as acquisitions are made. Since 1993, managed care revenue as a percentage of all revenue has increased with significant increases since 1994 relating to the management of IPAs. PhyCor believes that this trend will continue as a greater portion of the population in the Company's markets joins managed care plans. The Company also believes that the revenue received from managed care plans will increasingly be in the form of capitation rather than fee-for-service contracts. Other changes in payor mix have resulted from the acquisition of clinics with payor mixes different from historical payor mixes experienced by the Company's affiliated groups.

         Many of the payor contracts entered into on behalf of PhyCor-managed IPAs are based on capitated fee arrangements. Under capitation arrangements, health care providers bear the risk, subject to certain loss limits, that the aggregate costs of providing medical services to members will exceed the payments received. The IPA management fees are based, in part, upon a share of the remaining portion, if any, of capitated amounts of revenues after payment of expenses. Agreements with payors also contain shared risk provisions under which the Company and the IPA can earn additional compensation based on utilization of hospital services by members and may be required to bear a portion of any loss in connection with such shared risk provisions. The profitability of the managed IPAs is dependent upon the ability of the providers to effectively manage the per patient costs of providing medical services and the level of utilization of medical services. The management fees are also based upon a percentage of revenue collected by the IPAs. Through its service fees, the Company also shares indirectly in capitation risk assumed by its affiliated physician groups.

         During 1997, PhyCor affiliated with 11 multi-specialty clinics and numerous smaller medical practices, and completed its previously announced merger with Straub, located in Honolulu, Hawaii, adding $430.8 million in assets. The principal assets acquired were accounts receivable, property and equipment and service agreement costs, an intangible asset. The consideration for the 1997 clinic acquisitions consisted of approximately 65% cash, 30% liabilities assumed and 5% stock and convertible notes. The cash portion of the consideration was funded by a combination of operating cash flow and borrowings under the Company's bank credit facility. Property and equipment acquired consisted mostly of clinic operating equipment, although the Company has purchased certain land and buildings. Service agreement costs are amortized over the life of the related service agreement, with recoverability assessed periodically.

         In the third quarter of 1997, PhyCor announced that it had signed a letter of intent with New York and Presbyterian Hospitals Care Network, Inc. to create and operate a regional managed care contracting network, which will include hospitals and IPAs in New York City, northern New Jersey and southern Connecticut.

         In December 1997, the Company announced that it had signed two separate agreements to purchase Atlanta-based First Physician Care, Inc., a provider of practice management services, and Seattle-based CareWise, Inc., a nationally recognized leader in the consumer decision support industry. Both transactions, which are expected to be accounted for as pooling-of-interests, are expected to close in the second quarter of 1998. The Company expects to issue approximately
5.6 million shares of Common Stock in conjunction with these transactions.

RESULTS OF OPERATIONS

         The following table shows the percentage of net revenue represented by various expense categories reflected in the Company's Consolidated Statements of Income.


Year ended December 31,                          1997           1996         1995
-----------------------------------------------------------------------------------
Net revenue                                     100.0%         100.0%       100.0%
Operating expenses:
    Clinic salaries, wages and benefits          37.7           38.0         37.6
    Clinic supplies                              16.2           15.5         15.3
    Purchased medical services                    2.8            2.8          4.0
    Other clinic expenses                        15.3           16.4         16.3
    General corporate expenses                    2.4            2.8          3.2
    Rents and lease expense                       8.9            8.6          8.3
    Depreciation and amortization                 5.6            5.2          4.8
    Nonrecurring charge                           7.4             --           --
-----------------------------------------------------------------------------------
Operating expenses                               96.3(1)        89.3         89.5
    Earnings from operations                      3.7(1)        10.7         10.5
Interest income                                  (0.3)          (0.5)        (0.4)
Interest expense                                  2.1            2.1          1.2
-----------------------------------------------------------------------------------
    Earnings before income taxes and
    minority interest                             1.9(1)         9.1          9.7

Income tax expense                                0.5(1)         3.0          3.1
Minority interest                                 1.1            1.4          1.6
-----------------------------------------------------------------------------------
    Net earnings                                  0.3%(1)        4.7%         5.0%
===================================================================================

(1)Excluding the effect of the nonrecurring charge in 1997, net operating expenses, earnings from operations, earnings before income taxes and minority interest, income tax expense and net earnings, as a percent of net revenue, would have been 88.9%, 11.1%, 9.3%, 3.2% and 5.1%, respectively.


1997 COMPARED TO 1996

         Net revenue increased from $766.3 million for 1996 to $1.12 billion for 1997, an increase of 46.2%. Net revenue from the 31 service agreements and 13 IPA markets in effect for both years increased $75.3 million, or 12.8%, in 1997 compared with 1996. Same market growth resulted from the addition of new physicians, the expansion of ancillary services, and increases in patient volume and fees. The remaining increase results from the addition of new clinic service agreements in 1997 and the timing of entering into new service agreements in 1996.

         During 1997, most categories of operating expenses were relatively stable as a percentage of net revenue when compared to 1996, despite the large increase in the dollar amounts resulting from acquisitions and clinic growth. The decrease in clinic salaries, wages and benefits and other clinic expenses as a percentage of net revenue resulted from the acquisition of clinics with lower levels of these expenses compared to the existing base of clinics. The increase in clinic supplies and rents and lease expense as a percentage of net revenue resulted from the acquisition of clinics with higher levels of these expenses compared to the existing base of clinics. The addition of pharmacies at certain existing clinics and new clinics which operate pharmacies also resulted in increased clinic supplies expense as a percentage of net revenue. While general corporate expenses decreased as a percentage of net revenue, the dollar amount of general corporate expenses increased as a result of the addition of corporate personnel to accommodate increased acquisition activity and to respond to increasing physician group needs for support in managed care negotiations, information systems implementation and clinical outcomes management programs. The nonrecurring charge in 1997 relates to the asset revaluation of seven of the Company's multi-specialty clinics. For a more detailed discussion of the nonrecurring charge, see "See Liquidity and Capital Resources".

         The Company's effective tax rate was approximately 38.5% in 1997 and 1996.

1996 COMPARED TO 1995

         Net revenue increased from $441.6 million for 1995 to $766.3 million for 1996, an increase of $324.7 million, or 73.5%. Net revenue from the 23 service agreements in effect as of January 1, 1995 increased $62.1 million, or 16.1%, in 1996. Same clinic growth resulted from the addition of new physicians, the expansion of ancillary services, increases in both patient volume and fees. The remaining increase results from the addition of new clinic service agreements in 1996 and the timing of entering into new service agreements in 1995.

         During 1996, most categories of operating expenses were relatively stable as a percentage of net revenue when compared to 1995, despite the large increase in the dollar amounts resulting from acquisitions and clinic growth. The increase in clinic salaries, wages and benefits resulted from the acquisition of clinics with higher levels of these expenses compared to the existing base of clinics and the addition of primary care physicians at existing clinics. The ratio of staffing costs to net revenues is higher for primary care practices than for specialty care. The reduction in purchased medical services as a percentage of net revenue resulted from the Company's continuing efforts to reduce clinic operating costs by improving the productivity of non-physician personnel and limiting payments for outside medical services. While general corporate expenses decreased as a percentage of net revenue, the dollar amount of general corporate expenses increased as a result of the addition of corporate personnel to accommodate increased acquisition activity and to respond to increasing physician group needs for support in managed care negotiations, information systems implementation and clinical outcomes management programs.

         Income tax expense increased from the prior year as a result of the Company's increased profitability. The Company's effective tax rate was approximately 38.5% in 1996.

SUMMARY OF OPERATIONS BY QUARTER

         The following table presents unaudited quarterly operating results for 1997 and 1996. The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the Consolidated Financial Statements. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.



                                           1997 Quarter Ended                          1996 Quarter Ended
                                Mar 31     June 30    Sept 30     Dec 31    Mar 31     June 30    Sept 30    Dec 31
                              --------------------------------------------------------------------------------------
In thousands, except per
share
Net revenue                    $250,652   $267,354   $284,291   $317,297    $162,501   $176,643   $196,418   $230,763
Earnings (loss) before taxes     20,011     22,395     24,576    (57,675)(1)  12,504     13,690     14,753     18,208
Net (loss) earnings              12,307     13,706     15,040    (37,844)(1)   7,690      8,419      9,073     11,198
Earnings (loss) per
share-diluted                      $.19       $.20       $.22      $(.56)(1)    $.13       $.14       $.15       $.18

----------

(1) Excluding the effect of nonrecurring charges, the Company's earnings before taxes, net earnings and net earnings per share-diluted for the fourth quarter of 1997 would have been approximately $25.8 million, $16.0 million and $.24, respectively.
(2) Adjusted to reflect the three-for-two stock split effected June 1996.


LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1997, the Company had $203.3 million in working capital, up from $182.6 million as of December 31, 1996. Also, the Company generated $116.0 million of cash flow from operations in 1997 compared to $75.1 million in 1996. At December 31, 1997, net accounts receivable of $391.7 million amounted to 72 days of net clinic revenue compared to $295.4 million and 73 days at the end of the prior year.

         In the first quarter of 1997, the Company completed a public offering of 7,295,000 shares of its Common Stock at a price of $30.00 per share. Net proceeds from the offering of approximately $210.0 million were used to repay bank debt and accrued interest. As a result of the issuance of Common Stock during 1997, debt was 41.4% of total capitalization at December 31, 1997, compared to 49.6% at the end of 1996.

         In 1997, $14.8 million of convertible subordinated notes issued in connection with physician group asset acquisitions were converted into Common Stock. These conversions, the issuance of Common Stock, option exercises and net earnings for 1997 resulted in an increase of $258.8 million in shareholders' equity compared to December 31, 1996.

         Capital expenditures during 1997 totaled $66.5 million. The Company is responsible for capital expenditures at its affiliated clinics under the terms of its service agreements. The Company expects to make approximately $75 million in capital expenditures during 1998.

         Effective January 1, 1995, the Company completed its acquisition of North American. The Company paid $20.0 million at closing and has made additional payments pursuant to an earn-out formula during 1996 and 1997, totaling $35.0 million. A final payment of $35.0 million will be made pursuant to the earnout formula in 1998. A portion of the final payment will be paid in shares of the Company's Common Stock.

         In addition, deferred acquisition payments are payable to physician groups in the event such physician groups attain predetermined financial targets during established periods of time following the acquisitions. If each group satisfied its applicable financial targets for the periods covered, the Company would be required to pay an aggregate of approximately $83.0 million of additional consideration over the next five years, of which a maximum of $19.2 million would be payable during 1998.

         In the fourth quarter of 1997, PhyCor recorded a nonrecurring pre-tax charge to earnings of $83.4 million related to the revaluation of assets of seven of the Company's multi-specialty clinics. In addition, the Company also announced that it expects to take an additional charge of approximately $22.0 million in the first quarter of 1998 relating to these clinics that will be restructured or sold. The restructured groups primarily represent first generation attempts at new group formations, and these charges address problems that developed in these markets. The Company has modified its approach to this type of market and the more recent new group formations have been more successful.

         The Company also announced that it expects to record a pre-tax charge to earnings of approximately $15.0 million in the first quarter of 1998 relating to its terminated merger with MedPartners, Inc. This charge represents PhyCor's share of investment-banking, legal, travel, accounting and other expenses incurred during the merger process.

         In June 1995, the Company purchased a minority interest of approximately 9% in PMC and manages PMC pursuant to a 10-year administrative services agreement. PMC develops and manages IPAs and provides other services to physician organizations. PhyCor acquired the remaining interests of PMC on March 31, 1998 for an aggregate purchase price of approximately $23.0 million paid in shares of the Company's Common Stock.

         PhyCor has been the subject of an audit by the Internal Revenue Service
(IRS) covering the years 1988 through 1993. The IRS has proposed adjustments relating to the timing of recognition for tax purposes of certain revenue and deductions relating to uncollectible accounts and the Company's relationship with affiliated physician groups. PhyCor disagrees with the positions asserted by the IRS, including any recharacterization, and is vigorously contesting these proposed adjustments. The Company believes that any adjustments resulting from resolution of this disagreement would not affect reported net earnings of PhyCor, but would defer tax benefits and change the levels of current and deferred tax assets and liabilities. For the years under audit, and potentially, for subsequent years, any such adjustments could result in material cash payments by the Company. PhyCor does not believe the resolution of this matter will have a material adverse effect on its financial condition or results of operations, although there can be no assurance as to the outcome of this matter.

         In July 1997, the Company completed modifications to its bank credit facility, which included the revision of certain terms and condition and the addition of seven participating financial institutions. The Company's bank credit facility provides for a five-year, $250.0 million revolving line of credit for use by the Company prior to July 2002 and a $150.0 million 364-day facility for acquisitions, working capital, capital expenditures and general corporate purposes. The total drawn cost under the facility is either .375% to
 .75% above the applicable eurodollar rate or the agents base rate plus .10% to .225% per annum. On

October 17, 1997, the Company entered into an interest rate swap agreement to fix the interest rate on $100.0 million of debt at 5.85% for a two-year period. In March 1998, the Company obtained commitments from its bank group to expand the existing bank credit facility to a total of $500.0 million. The expanded facility, with terms similar to the existing facility, is expected to close in the second quarter of 1998.

         The Company's current bank credit facility contains covenants which, among other things, require the Company to maintain certain financial ratios and impose certain limitations or prohibitions on the Company with respect to: (i) the incurrence of certain indebtedness, (ii) the creation of security interests on the assets of the Company, (iii) the payment of cash dividends on, and the redemption or repurchase of, securities of the Company, (iv) investments and (v) acquisitions. The Company is required to obtain bank consent for an acquisition with an aggregate purchase price of $75.0 million or more. The Company was in compliance with such covenants at December 31, 1997.

         PhyCor has assessed its practice management systems, managed care information systems, business information systems and other clinic systems for compliance with the Year 2000 issue. The Company is in its normal process of standardizing the various systems utilized by its clinics and IPAs. This standardization includes implementation of Year 2000 compliant systems. The Company has performed an assessment of its various clinics and IPAs to identify which systems specifically require replacement or upgrade due to the Year 2000 issue in order to ensure timely upgrade or installation. The Company believes it has a replacement strategy in place such that the Year 2000 issue will not have a significant effect on its operations. Total capital costs to implement new systems and to address the Year 2000 issue are expected to be less than $20.0 million.

         At March 19, 1998, the Company had cash and cash equivalents of approximately $38.0 million and $134.6 million available under its current bank credit facility. The Company believes that the combination of funds available under the Company's anticipated expanded bank credit facility, together with cash reserves and cash flow from operations, should be sufficient to meet the Company's current planned acquisition, expansion, capital expenditure and working capital needs through 1998. In addition, in order to provide the funds necessary for the continued pursuit of the Company's long-term expansion strategy, the Company expects to continue to incur, from time to time, additional short-term and long-term indebtedness and to issue equity and debt securities, the availability and terms of which will depend upon market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company or that the expanded bank credit facility will be entered into.

RISK FACTORS

         This discussion also identifies important cautionary factors that could cause PhyCor's actual results to differ materially from those projected in forward-looking statements of PhyCor and included herein or incorporated by reference. In particular, forward-looking statements including, but not limited to, those regarding future business prospects, the acquisition of additional clinics, the development of additional IPAs, the adequacy of PhyCor's capital resources, the future profitability of capitated fee arrangements and other statements regarding trends relating to various revenue and expense items, could be affected by a number of risks and uncertainties including those described below.

         No Assurance of Continued Rapid Growth

         PhyCor's continued growth will be primarily dependent upon its ability to achieve significant consolidation of multi-specialty medical clinics, to sustain and enhance the profitability of those clinics and to develop and manage IPAs. The process of identifying suitable acquisition candidates and proposing, negotiating and implementing an economically feasible affiliation with a physician group or formation or management of a physician network is lengthy and complex. Clinic and physician network operations require intensive management in a dynamic marketplace increasingly subject to cost containment pressures. There can be no assurance that PhyCor will be able to sustain its historically rapid rate of growth. The success of PhyCor's strategy to develop and manage IPAs is largely dependent upon its ability to form networks of physicians, to obtain favorable payor contracts, to manage and control costs and to realize economies of scale. Many of the agreements entered into by physicians participating in PhyCor-managed IPAs are not exclusive arrangements. The physicians, therefore, could join competing networks or terminate their relationships with the IPAs. There can be no assurance that PhyCor will be successful in acquiring additional physician practice assets or PPMs, establishing new IPA networks or maintaining relationships with affiliated physicians.

         Additional Financings

         PhyCor's multi-specialty medical clinic acquisition and expansion program and its IPA development and management plans require substantial capital resources. The operations of existing clinics require ongoing capital expenditures for renovation and expansion and the addition of costly medical equipment and technology utilized in providing ancillary services. PhyCor, in certain circumstances, has acquired real estate in connection with clinic acquisitions. PhyCor will require additional financing for the development of additional IPAs and expansion and management of existing IPAs. PhyCor expects that its capital needs over the next several years will exceed capital generated from operations. PhyCor plans to incur indebtedness and to issue, from time to time, additional debt or equity securities, including the issuance of PhyCor Common Stock or convertible notes in connection with acquisitions. PhyCor's bank credit facility requires the lenders' consent for borrowings in connection with the acquisition of certain clinic assets. There can be no assurance that sufficient financing will be available on terms satisfactory to PhyCor or at all.

         Competition

         The business of providing health care related services is highly competitive. Many companies, including professionally managed PPM companies like PhyCor have been organized to pursue the acquisition of medical clinics, manage such clinics, employ clinic physicians or provide services to IPAs. Large hospitals, other multi-specialty clinics and health care companies HMOs and insurance companies are also involved in activities similar to those of PhyCor. Some of these competitors have longer operating histories and significantly greater resources than PhyCor. There can be no assurance that PhyCor will be able to compete effectively, that additional competitors will not enter the market, or that such competition will not make it more difficult to acquire the assets of multi-specialty clinics on terms beneficial to PhyCor.

         Dependence on Affiliated Physicians

         Substantially all of PhyCor's revenue is derived from service or management agreements with PhyCor's affiliated clinics, the loss of certain of which could have a material adverse effect on PhyCor as a result of the loss of revenue from such agreements and the loss of any funds advanced by PhyCor to cover expenses of such clinics. In addition, any material decline in revenue by PhyCor's affiliated physician groups, whether as a result of physicians leaving the affiliated physician groups or otherwise, could have a material adverse effect on PhyCor.

         Risks Associated with Managed Care and Capitation; Reliance on Physician Networks

         Many of the payor contracts entered into on behalf of PhyCor-managed IPAs are based on capitated fee arrangements. Under capitation arrangements, health care providers bear the risk, subject to certain loss limits, that the aggregate costs of providing medical services to the members will exceed the premiums received. The IPA management fees are based, in part, upon a share of the remaining portion, if any, of capitated amounts of revenue. Some agreements with payors also contain "shared risk" provisions under which the Company and IPA can earn additional compensation and may be required to bear a portion of any loss in connection with such shared risk provisions based on utilization of hospital services by members. Any such losses could have a material adverse effect on PhyCor. The profitability of a capitated fee arrangement is dependent upon the ability of the providers to effectively manage the per patient costs of providing medical services and the level of utilization of medical services. The management fees are also based upon a percentage of revenue collected by the IPA. Any loss of revenue by the IPAs as a result of losing affiliated physicians, the termination of third party payor contracts or otherwise could have a material adverse effect on management fees derived by PhyCor. Managed care providers and management entities such as PhyCor are increasingly subject to liability claims arising from utilization management, provider compensation arrangements and other activities designed to control costs by reducing services. A successful claim on this basis against PhyCor or an affiliated clinic or IPA could have a material adverse effect on PhyCor.

         Risks of Changes in Payment for Medical Services

         The United States Congress and many state legislatures routinely consider proposals to reform or modify the health care system, including measures that would control health care spending, convert all or a portion of government reimbursement programs to managed care arrangements and reduce spending for Medicare and state health programs. These measures can affect a health care company's cost of doing business and contractual relationships. For example, recent developments that affect PhyCor's activities include: (i) federal legislation requiring a health plan to continue coverage for individuals who are no longer eligible for group health benefits and prohibiting the use of "pre-existing condition" exclusions that limit the scope of coverage; (ii) a Health Care Financing Administration policy prohibiting restrictions in Medicare risk HMO plans on a physician's recommendation of other health plans and treatment options to patients; and (iii) regulations imposing restrictions on physician incentive provisions in physician provider agreements. There can be no assurance that such legislation, programs and other regulatory changes will not have a material adverse effect on PhyCor.

         The profitability of PhyCor may be adversely affected by Medicare and Medicaid regulations, cost containment decisions of third party payors and other payment factors over which PhyCor has no control. The federal Medicare program has undergone significant legislative and regulatory changes in the reimbursement and fraud and abuse areas, including the adoption of the resource-based relative value scale ("RBRVS") schedule for physician compensation under Medicare, which may continue to have a negative impact on PhyCor's revenue. Efforts to control the cost of health care services are increasing. Many of PhyCor's physician groups are becoming affiliated with provider networks, managed care organizations and other organized health care systems, which often provide fixed fee schedules or capitation payment arrangements that are lower than standard charges. Future profitability in the changing health care environment, with differing methods of payment for medical services, is likely to be affected significantly by management of health care costs, pricing of services and agreements with payors. Because PhyCor derives its revenues from the revenues generated by its affiliated physician groups and from managed IPAs, further reductions in payments to physicians generally or other changes in payment for health care services could have a material adverse effect on PhyCor.

         Additional Regulatory Risks

         The health care industry and physicians' medical practices are highly regulated at the state and federal levels. At the state level, all state laws restrict the unlicensed practice of medicine, and many states also prohibit the splitting or sharing of fees with nonphysician entities and the enforcement of noncompetition agreements against physicians. Furthermore, most state fee-splitting laws provide that it is a violation only if a physician shares fees with a referral source. PhyCor is not a referral source for its managed groups, and therefore the fee-splitting laws in most states should not restrict the payment of a management fee by the physician groups to PhyCor. Many states also prohibit the "corporate practice of medicine" by an unlicensed corporation or other nonphysician entity that employs physicians. Currently, PhyCor merely manages physician groups, and the physicians continued to be employed at the group level by professional associations or corporations, which are specifically authorized under most state laws to employ physicians. Upon consummation of the FPC transaction, however, subsidiaries of PhyCor will directly employ physicians in the states of Florida and Georgia.

         Additionally, the Florida Board of Medicine has interpreted the Florida fee-splitting law very broadly so as to arguably include the payment of any percentage-based management fee, even to a management company that does not refer patients to a managed group. PhyCor is affiliated with five physician groups in Florida, the service agreements with which provide for percentage-based management fees. The Florida Board of Medicine decision has been stayed pending judicial interpretation of the decision. Because of the structure of the relationships of PhyCor with its affiliated physician groups and managed IPAs, and because of the recent broad fee-splitting interpretation in the State of Florida, there can be no assurance that review of PhyCor's business by courts or health care, or other regulatory authorities will not result in determinations that could adversely affect the financial condition or results of operations of PhyCor. If for any reason PhyCor were found to have violated the corporate practice of medicine or fee-splitting statutes, possible consequences could include revocation or suspension of the physicians' license, resulting in lowered revenue to PhyCor. Courts could also refuse to uphold the contracts between PhyCor and its managed physicians on the grounds that PhyCor was engaging in the unlicensed practice of medicine and that therefore its contracts were invalid.

         On the federal level, federal law prohibits the offer, payment, solicitation, or receipt of any form of remuneration in return for the referral of, or the arranging for the referral of, Medicare or other federal or state health program patients or patient care opportunities, or in return for the purchase, lease or order of items or services that are covered by Medicare or other federal or state health programs. In addition, federal law prohibits physicians with certain financial relationships with health care providers from referring certain types of Medicare or Medicaid reimbursed "designated health services" to those providers unless the referral fits within an exception to the law. One of the exceptions that is used most often requires that physician groups be included within a definition of "group practice" in order to be permitted to make referrals within the group. Federal antitrust laws also prohibit conduct that may result in price fixing or other anticompetitive conduct.

         The PhyCor arrangements have been carefully structured so that the physician groups being managed fit within the definition of "group practice", and all referrals from those physicians to ancillary centers are structured to fit within an applicable exception to federal law. In addition, PhyCor does not make or influence referrals to its managed or employed physicians, and the compensation received by PhyCor is not directly related to any referral levels between the parties. Nevertheless, because of the structure of the relationships of PhyCor with its affiliated physician groups and managed IPAs, there can be no assurance that review of PhyCor's business by courts or healthcare, tax, regulatory authorities will not result in determinations that could adversely affect the financial condition or results of operations of PhyCor, or that the health care regulatory environment will not change in the manner that would restrict PhyCor's existing operations or limit the expansion of PhyCor's business or otherwise adversely affect PhyCor. In addition to civil and, in some cases, criminal penalties for violation of Medicare and Medicaid statutes, violators of these statutes may be excluded from further participation in Medicare or state health care programs.

         Increased Government Scrutiny of Health Care Arrangements

         There is increasing scrutiny by law enforcement authorities, the Office of Inspector General ("OIG") of the Department of Health and Human Services ("DHHS"), the courts, and the United States Congress of arrangements between health care providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to exchange remuneration for patient care referrals and opportunities. Investigators have also demonstrated a willingness to look behind the documents evidencing a business transaction to determine the underlying purpose of payments between health care providers and potential referral sources. Enforcement actions have increased as evidenced by recent highly publicized enforcement investigations of certain hospital activities. Although, to its knowledge PhyCor is not currently the subject of any investigation which is likely to have a material adverse effect on their respective businesses, there can be no assurance that they will not be the subject of investigations or inquiries in the future.

         Risks Associated with Straub Transaction

         In January 1997, PhyCor consummated its merger with Straub, an integrated health care system with a 152-physician multi-specialty clinic and 159-bed acute care hospital located in Honolulu, Hawaii. In connection with the transaction with Straub, PhyCor agreed to provide certain management services to both a physician group practice and a hospital owned by the group. Because the hospital is subject to extensive regulation and because hospital management companies have, in some instances, been viewed as referral sources by federal regulatory agencies, the relationship between PhyCor and the physician group could come under increased scrutiny under the Medicare fraud and abuse law.

         Tax Audit

         PhyCor has been subject to an audit by the IRS covering the years 1988 through 1993. The IRS has proposed adjustments relating to the timing of recognition for tax purposes of certain revenue and deductions relating to uncollectible accounts and PhyCor's relationship with affiliated physician groups. PhyCor disagrees with the positions asserted by the IRS including any recharacterization and is vigorously contesting these proposed adjustments. PhyCor believes that any adjustments resulting from resolution of this disagreement would not affect reported net earnings of PhyCor but would defer tax benefits and change the levels of current and deferred tax assets and liabilities. For the years under audit and, potentially, for subsequent years, any such adjustments could result in material cash payments by PhyCor. PhyCor does not believe the resolution of this matter will have a material adverse effect on its financial condition, although there can be no assurance as to the outcome of this matter.

         Applicability of Insurance Regulations

         PhyCor's managed IPAs enter into contracts and joint ventures with licensed insurance companies, such as HMOs, whereby the IPAs may be paid on a capitated fee basis. Under capitation arrangements, health care providers bear the risk, subject to certain loss limits, that the aggregate costs of providing medical services to members will exceed the premiums received. To the extent that the IPAs subcontract with physicians or other providers for those physicians or other providers to provide services on a fee-for-service basis, the managed IPAs may be deemed to be in the business of insurance, and thus, subject to a variety of regulatory and licensing requirements applicable to insurance companies or HMOs resulting in increased costs to the managed IPAs, and corresponding lower revenue to PhyCor. In connection with multi-specialty medical clinic acquisitions, PhyCor has and may continue to acquire HMOs previously affiliated with such clinics. The HMO industry is highly regulated at the state level and is highly competitive. Additionally, the HMO industry has been subject to numerous legislative initiatives within the past several years, including initiatives that would pose additional liabilities on HMOs for patient malpractice, thereby increasing costs to HMOs, which would result in correspondingly lower revenue to PhyCor. There can be no assurance that developments in any of these areas will not have an adverse effect on PhyCor's wholly-owned HMOs or on HMOs in which PhyCor has a partial ownership interest or other financial involvement.

         Risks Inherent in Provision of Medical Services

         The physician groups with which PhyCor affiliates and the physicians participating in networks developed and managed by PhyCor are involved in the delivery of medical services to the public and, therefore, are exposed to the risk of professional liability claims. Claims of this nature, if successful, could result in substantial damage awards to the claimants which may exceed the limits of any applicable insurance coverage. Insurance against losses related to claims of this type can be expensive and varies widely from state to state. PhyCor does not control the practice of medicine by affiliated physicians or the compliance with certain regulatory and other requirements directly applicable to physicians, physician networks and physician groups. PhyCor is indemnified under its service agreements for claims against the physician groups, maintains liability insurance for itself and negotiates liability insurance for the physicians affiliated with its clinics and under its management agreements for claims against the IPAs and physician members. Successful malpractice claims asserted against the physician groups, the managed IPAs or PhyCor, however, could have a material adverse effect on PhyCor. Moreover, PhyCor may in the future acquire entities, such as other PPMs that directly employ physicians. The acquisition of such companies would subject PhyCor to increased risk of malpractice liability, as well as increased scrutiny under healthcare regulations and laws.

         Anti-takeover Considerations

         PhyCor is authorized to issue up to 10,000,000 shares of preferred stock, the rights of which may be fixed by the Board of Directors. In February 1994, the Board of Directors approved the adoption of a Shareholder Rights Plan (the "PhyCor Rights Plan"). The PhyCor Rights Plan is intended to encourage potential acquirers to negotiate with PhyCor's Board of Directors and to discourage coercive, discriminatory and unfair proposals. PhyCor's stock incentive plans provide for the acceleration of the vesting of options in the event of a change in control. The PhyCor Charter provides for the classification of its Board of Directors into three classes, with each class of directors serving staggered terms of three years. Provisions in the executive officers' employment agreements provide for post-termination compensation, including payment of certain of the executive officers' salaries for 24 months, following a change in control. Most physician groups may terminate their service agreements with PhyCor in certain events, including a change in control of PhyCor which is not approved by a majority of PhyCor's Board of Directors. A change in control of PhyCor also constitutes an event of default under PhyCor's bank credit facility. The foregoing matters may, together or separately, have the effect of discouraging or making more difficult an acquisition or change of control of PhyCor.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's financial statements and the related notes, together with the report of KPMG Peat Marwick LLP thereon, are set forth in the Company's 1997 Annual Report to Shareholders and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to the executive officers of the Company is set forth in the Company's Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 21, 1998 under the caption "Executive Compensation - Executive Officers of the Company" and is incorporated herein by reference. Information with respect to the directors of the Company is set forth in the Company's Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 21, 1998 under the caption "Election of Directors" and is incorporated herein by reference. Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the Company's Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 21, 1998 under the caption "Compliance With Reporting Requirements of the Exchange Act" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Information with respect to executive compensation is set forth in the Company's Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 21, 1998 under the caption "Executive Compensation" and is incorporated herein by reference, except that the Comparative Performance Graph and the Compensation Committee Report on Executive Compensation included in the Definitive Proxy Statement are expressly not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to the security ownership of certain beneficial owners and management is set forth in the Company's Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 21, 1998 under the caption "Voting Securities and Principal Holders Thereof" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to certain relationships and related transactions is set forth in the Company's Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 21, 1998 under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits

         (1)  FINANCIAL STATEMENTS:  See Item 8 herein.

         (2)      FINANCIAL STATEMENT SCHEDULES:

                  Independent Auditors' Report...............................S-1

                  Schedule II - Valuation and Qualifying Accounts............S-2

         All other schedules are omitted, because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

         (3) EXHIBITS:


   EXHIBIT
   NUMBER                    DESCRIPTION OF EXHIBITS
   -------                   -----------------------
    3.1     --    Amended Bylaws of the Registrant (1)
    3.2     --    Restated Charter of the Registrant (1)
    3.3     --    Amendment to Restated Charter of the Registrant (2)
    3.4     --    Amendment to Restated Charter of the Registrant (3)
    4.1     --    Form of 4.5% Convertible Subordinated Debenture due 2003 (4)
    4.2     --    Form of Indenture by and between the Registrant and First
                  American National Bank, N.A. (4)
    10.1    --    Form of Amended and Restated Employment Agreements dated
                  August 1, 1997 entered into by each of Messrs. Hutts, Reeves,
                  Dent and Wright (5)
    10.2    --    Registrant's Amended 1988 Incentive Stock Plan (6)
    10.3    --    Registrant's Amended 1992 Non-Qualified Stock Option Plan for
                  Non-Employee Directors (6)
    10.4    --    Registrant's 1991 Amended Employee Stock Purchase Plan (7)
    10.5    --    Registrant's Savings and Profit Sharing Plan (7)
    10.6    --    $150,000,000 Amended and Restated Credit Agreement, dated as of July 1, 1997, among the Registrant, the Banks named
                  therein and Citibank, N.A. (5)
    10.7    --    $250,000,000 Amended and Restated Revolving Credit Agreement
                  dated as of July 1, 1997, among the Registrant, the Banks
                  named therein and Citibank, N.A. (5)
    10.8    --    Amended and Restated Agreement of Merger, dated October 1,
                  1996, by and between the Registrant and Straub Clinic &
                  Hospital, Incorporated (8)
    10.9    --    Service Agreement, dated as of January 17, 1997, by and between
                  PhyCor of Hawaii, Inc. and Straub Clinic & Hospital, Inc. (8)
    10.10   --    Supplemental Executive Retirement Plan (5)
    13      --    Portions of the Registrant's Annual Report to Shareholders for
                  the year ended December 31, 1997 (5)
    21      --    List of subsidiaries of the Registrant (5)
    23      --    Consent of KPMG Peat Marwick LLP (5)
    27.1    --    Financial Data Schedule for fiscal year ended December 31,
                  1997(for SEC use only) (5)
    27.2    --    Financial Data Schedule for fiscal year ended December 31,
                  1996(for SEC use only) (5)

---------------
(1) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, Commission No. 0-19786.
(2) Incorporated by referenced to exhibits filed with the Registrant's Registration Statement on Form S-3, Commission No. 33-93018.
(3) Incorporated by referenced to exhibits filed with the Registrant's Registration Statement on Form S-3, Commission No. 33-98528.
(4) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-3, Registration No. 333-328.
(5)      Filed herewith.
(6) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, Commission No. 0-19786.
(7) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, Commission No. 0-19786.
(8) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-4, Commission No. 333-15459.

                  EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

         The following is a list of all executive compensation plans and arrangements filed as exhibits to this Annual Report on Form 10-K:

         (1) Form of Amended Employment Agreement, dated as of August 1, 1997, between the Registrant and each of Messrs. Hutts, Reeves, Dent and Wright (filed as Exhibit 10.1)
         (2) Registrant's Amended 1988 Incentive Stock Plan (filed as Exhibit 10.2)
         (3) Registrant's Amended 1992 Non-Qualified Stock Option Plan for Non-Employee Directors (filed as Exhibit 10.3)
         (4)  Supplemental Executive Retirement Plan (filed as Exhibit 10.10)

(b)      Reports on Form 8-K

         The Company filed a Current Report on Form 8-K dated October 31, 1997 announcing the execution of a definitive merger agreement with MedPartners, Inc.

(c)      Exhibits

         The response to this portion of Item 14 is submitted as a separate section of this report. See Item 14(a)(3)

(d)      Financial Statement Schedules

         The response to this portion of Item 14 is submitted as a separate section of this report. See Item 14(a)(2).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Nashville, State of Tennessee, on March 30, 1998.

                                         PHYCOR, INC.

                                         By: /s/ Joseph C. Hutts
                                             ----------------------------------
                                                     Joseph C. Hutts
                                                  Chairman of the Board,
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



 /s/ Joseph C. Hutts                     Chairman of the Board, President     March 30, 1998
-----------------------------------        and Chief Executive Officer
Joseph C. Hutts                           (Principal Executive Officer)
                                                 and Director

 /s/ Derril W. Reeves                    Executive Vice President,            March 30, 1998
-----------------------------------      Development and Director
Derril W. Reeves

 /s/ John K. Crawford                    Vice President and Chief Financial   March 30, 1998
-----------------------------------      Officer (Principal Financial and
John K. Crawford                              Accounting Officer)

 /s/ Thompson S. Dent                    Executive Vice President,            March 30 1998
-----------------------------------       Operations and Director
Thompson S. Dent

 /s/ Richard D. Wright                   Executive Vice President,            March 30, 1998
-----------------------------------    Corporate Services and Director
Richard D. Wright

 /s/ Ronald B. Ashworth                         Director                      March 30, 1998
-----------------------------------
Ronald B. Ashworth

 /s/ Sam A. Brooks, Jr.                         Director                      March 30, 1998
-----------------------------------
Sam A. Brooks, Jr.

 /s/ Winfield Dunn                              Director                      March 30, 1998
-----------------------------------
Winfield Dunn

 /s/ C. Sage Givens                             Director                      March 30, 1998
-----------------------------------
C. Sage Givens

 /s/ Joseph A. Hill, M.D.                       Director                      March 30, 1998
-----------------------------------
Joseph A. Hill, M.D.

 /s/ James A. Moncrief, M.D.                    Director                      March 30, 1998
-----------------------------------
James A. Moncrief, M.D.

                                                Director
-----------------------------------
Kay Coles James

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Shareholders
PhyCor, Inc.:


Under date of February 18, 1998, we reported on the consolidated balance sheets of PhyCor, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the 1997 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                    /s/ KPMG PEAT MARWICK LLP

Nashville, Tennessee
February 18, 1998

                          PHYCOR, INC. AND SUBSIDIARIES

                                   Schedule II
                        Valuation and Qualifying Accounts



                                BALANCE   ADDITIONS                          BALANCE
                               BEGINNING   EXPENSE   DEDUCTIONS   OTHER (1)  ENDING
                               ---------  ---------  ----------   ---------  -------
ALLOWANCE FOR DOUBTFUL
  ACCOUNTS AND CONTRACTUAL
  ADJUSTMENTS (IN THOUSANDS)
     December 31, 1995         $ 68,860     359,652     (360,684)   14,377    82,205
                               ========   =========   ==========    ======   =======
     December 31, 1996         $ 82,205     699,186     (688,276)   41,441   134,556
                               ========   =========   ==========    ======   =======
     December 31, 1997         $134,556   1,090,329   (1,050,164)   33,813   208,534
                               ========   =========   ==========    ======   =======

---------------
(1)  Represents allowances of acquired clinics.

                                  EXHIBIT INDEX





   EXHIBIT
   NUMBER                    DESCRIPTION OF EXHIBITS
   -------                   -----------------------
    3.1     --    Amended Bylaws of the Registrant (1)
    3.2     --    Restated Charter of the Registrant (1)
    3.3     --    Amendment to Restated Charter of the Registrant (2)
    3.4     --    Amendment to Restated Charter of the Registrant (3)
    4.1     --    Form of 4.5% Convertible Subordinated Debenture due 2003 (4)
    4.2     --    Form of Indenture by and between the Registrant and First
                  American National Bank, N.A. (4)
    10.1    --    Form of Amended and Restated Employment Agreements dated
                  August 1, 1997 entered into by each of Messrs. Hutts, Reeves,
                  Dent and Wright (5)
    10.2    --    Registrant's Amended 1988 Incentive Stock Plan (6)
    10.3    --    Registrant's Amended 1992 Non-Qualified Stock Option Plan for
                  Non-Employee Directors (6)
    10.4    --    Registrant's 1991 Amended Employee Stock Purchase Plan (7)
    10.5    --    Registrant's Savings and Profit Sharing Plan (7)
    10.6    --    $150,000,000 Amended and Restated Credit Agreement, dated as of July 1, 1997, among the Registrant, the Banks named
                  therein and Citibank, N.A. (5)
    10.7    --    $250,000,000 Amended and Restated Revolving Credit Agreement
                  dated as of July 1, 1997, among the Registrant, the Banks
                  named therein and Citibank, N.A. (5)
    10.8    --    Amended and Restated Agreement of Merger, dated October 1,
                  1996, by and between the Registrant and Straub Clinic &
                  Hospital, Incorporated (8)
    10.9    --    Service Agreement, dated as of January 17, 1997, by and between
                  PhyCor of Hawaii, Inc. and Straub Clinic & Hospital, Inc. (8)
    10.10   --    Supplemental Executive Retirement Plan (5)
    13      --    Portions of the Registrant's Annual Report to Shareholders for
                  the year ended December 31, 1997 (5)
    21      --    List of subsidiaries of the Registrant (5)
    23      --    Consent of KPMG Peat Marwick LLP (5)
    27.1    --    Financial Data Schedule for fiscal year ended December 31,
                  1997(for SEC use only) (5)
    27.2    --    Financial Data Schedule for fiscal year ended December 31,
                  1996(for SEC use only) (5)

---------------
(1) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, Commission No. 0-19786.
(2) Incorporated by referenced to exhibits filed with the Registrant's Registration Statement on Form S-3, Commission No. 33-93018.
(3) Incorporated by referenced to exhibits filed with the Registrant's Registration Statement on Form S-3, Commission No. 33-98528.
(4) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-3, Registration No. 333-328.
(5)      Filed herewith.
(6) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, Commission No. 0-19786.
(7) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, Commission No. 0-19786.
(8) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-4, Commission No. 333-15459.