Form 10-K/A
period 1997-12-31
PHYCOR INC/TN
filed 1998-05-14
CIK 881400

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------


                                    FORM 10-K/A


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

                       DOCUMENTS INCORPORATED BY REFERENCE

         Documents incorporated by reference and the part of Form 10-K into which the document is incorporated:


         Portions of the Registrant's 1997 Annual Report to
         Shareholders....................................................Part II

         Portions of the Registrant's Definitive Proxy
         Statement Relating to the Annual Meeting of
         Shareholders to be held on June 2, 1998........................Part III


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


         During 1997, the Company acquired the assets of 11 multi-specialty clinics located in California, Florida, Hawaii, Indiana, Maryland, Tennessee, Virginia and Washington. The Company's California, Hawaii, Maryland and Washington affiliated clinics are the Company's first clinics in those states. The Company also entered into an interim management services agreement with Lakeview Medical Center, Inc. in Suffolk, Virginia in December 1997 and entered into a long-term service agreement with the 31-physician multi-specialty clinic effective January 1, 1998. In March 1998,the Company completed the acquisition of certain assets of a 70-physician multi-specialty group in New Britain, Connecticut. The Company has also entered into an interim management agreement and letter of intent to acquire certain assets and enter into a long-term service agreement with Watson Clinic, a 167-physician multi-specialty group based in Lakeland, Florida. The Company expects to complete the acquisition in the third quarter of 1998. The Company is pursuing other possible clinic acquisitions in both existing and new markets. There can be no assurance that additional clinic acquisitions will be successfully completed.


         In the third quarter of 1997, PhyCor announced that it had signed a letter of intent with New York and Presbyterian Hospitals Care Network, Inc. to create and operate a regional managed care contracting network, which will include hospitals and IPAs in New York City, northern New Jersey and southern Connecticut.

         In addition, on December 19, 1997, the Company executed a definitive Agreement and Plan of Merger with Atlanta-based First Physician Care, Inc. ("FPC"), a physician management company which currently manages three multi-specialty physician groups pursuant to long-term service agreements, one multi-specialty group pursuant to an interim service agreement and directly delivers medical services through three wholly-owned subsidiaries and owns a 395 physician IPA in New York. FPC is currently affiliated with approximately 200 physicians in the states of Florida, Georgia, Missouri, New York and Texas. On December 22, 1997, the Company executed an Agreement and Plan of Merger with Seattle-based CareWise, Inc. ("CareWise"), a demand management services company which provides consumer decision support services to patients to better enable patients to control their medical care. The Company anticipates that both the FPC and CareWise transactions will be consummated during July of 1998. There can be no assurance that any of the foregoing transactions will be successfully completed.



         In January 1998, the Company announced its plans to restructure or provide for the divestiture of seven of its multi-specialty clinic operations with approximately 370 physicians. In connection with these plans, the Company recorded a pre-tax charge for asset revaluation of approximately $83 million in the fourth quarter of 1997 and incurred approximately $22 million in the first quarter of 1998 in pre-tax restructuring charges relating to anticipated costs which are to provide for consolidating facilities and clinic operations and reduced overhead costs.

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


         Under substantially all of its service agreements, the Company receives a service fee equal to the clinic expenses it incurred plus a percentage of operating income of the clinic (net clinic revenue less certain contractually agreed upon clinic expenses before physician distributions) and, under all other service agreements except one described below, the Company receives a percentage of net clinic revenue. In 1997, the Company's revenue was derived from contracts with the following service fee structures: (i) 94% of revenue was derived from contracts in which the service fee was based on a percentage, ranging from 15% to 18%, of clinic operating income plus reimbursement of clinic expenses; (ii) 1% of revenue was derived from a contract in which the service fee was based on 51.7% of net clinic revenue; (iii) 4% of revenue was derived from contracts in which the service fee was based upon a combination of (a) 10% of clinic operating income, (b) a percentage, ranging from 2.75% to 3.5%, of net clinic revenue and (c) reimbursement of clinic expenses; and (iv) 1% of revenue was derived from one contract which is based on a flat fee.



         Each of the service agreements with the Company's affiliated physician groups provides the affiliated physician group the right to terminate the service agreement in the event of the bankruptcy or similar event of the Company's subsidiary that is a party to the service agreement or in the event of a material breach of the service agreement by the Company or its subsidiary, provided (i) such breach is not cured generally within 90 days following written notice and (ii) such termination is approved by the affirmative vote of generally no less than 75% of the physician shareholders. Many of the service agreements provide that if any person or persons acquire the right to vote 50% or more of PhyCor's Common Stock, the physician group may terminate the service agreement, unless the transaction was approved by PhyCor's Board of Directors or subsequently approved by two-thirds of PhyCor's directors who are not members of management or affiliates of the acquiring person. The physician group in Lexington, Kentucky may also terminate its service agreement if an entity named therein acquires 15% or more of the Company's outstanding Common Stock. Other groups may terminate their service agreement in the event of a merger where PhyCor does not survive or a takeover or sale of substantially all the assets of PhyCor or in the event of a sale of all or substantially all of the assets or capital stock of the PhyCor subsidiary with whom the service agreement was entered into. Some physician groups have rights of first refusal to purchase the clinic assets owned by PhyCor if PhyCor determines to sell such assets. The above provisions could have an adverse effect on any efforts to take control of PhyCor without the consent of the Board of Directors and the physician groups having these rights. In addition, the Company may terminate the service agreement (i) in the event of the bankruptcy or similar event of the affiliated physician group, or (ii) a material breach of the service agreement by the affiliated physician group which is not cured within 90 days following written notice. In any event of termination, the affiliated physician group is required to repurchase all of the tangible and intangible assets of the Company related to the physician group generally at the then current net book value.

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


         In June 1995, PhyCor purchased a minority interest in PMC and has managed PMC pursuant to a ten-year administrative services agreement. PMC develops and manages IPAs and provides other services to physician organizations. Effective March 31, 1998, PhyCor completed the exercise of its option to purchase the remaining equity interest of PMC.


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


         Additionally, in April 1998, approximately 38 physicians at the Holt-Krock Clinic in Fort Smith, Arkansas ("Holt-Krock") filed a declaratory judgment seeking a ruling regarding the enforceability of their several agreements with the Company, its Fort Smith subsidiary and Holt-Krock. A similar suit has been file against the Company and its Jacksonville subsidiary by ten physicians in the Company's affiliated Jacksonville clinic. The Company intends to vigorously defend the enforceability of its agreements. Management of the Company does not believe that the outcome of either of these actions will be material to the Company, although there can be no assurance that PhyCor, its subsidiaries or the affiliated clinics will be successful in such litigation or that the outcome of such litigation will not have a material adverse effect on the Company.


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


---------------


(1) Non-recurring charge to earnings relates to revaluation of assets of seven of the Company's affiliated clinics. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed discussion of the non-recurring charge.
(2) Excluding the effect of the non-recurring charge described in Note 1, the Company's net earnings would have been approximately $57.0 million.
(3) Excluding the effect of the utilization of a net operating loss carry forward to reduce income taxes in 1993 and 1994, net earnings and earnings per share-diluted would have been $5.1 million, or $.19 per share, and $10.2 million, or $.28 per share, in such years.
(4) Per share amounts and weighted average shares outstanding have been adjusted for the three-for-two stock splits effected in June 1996, September 1995, and December 1994.

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



         Under substantially all of its service agreements, the Company receives a service fee equal to the clinic expenses it has incurred plus a percentage of operating income of the clinic (net clinic revenue less certain contractually agreed upon clinic expenses before physician distributions) and, under all other service agreements except one described below, the Company receives a percentage of net clinic revenue. In 1997, the Company's revenue was derived from contracts with the following service fee structures: (i) 94% of revenue was derived from contracts in which the service fee was based on a percentage, ranging from 15% to 18%, of clinic operating income plus reimbursement of clinic expenses; (ii) 1% of revenue was derived from a contract in which the service fee was based on 51.7% of net clinic revenue; (iii) 4% of revenue was derived from contracts in which the service fee was based upon a combination of (a) 10% of clinic operating income, (b) a percentage, ranging from 2.75% to 3.5%, of net clinic revenue and (c) reimbursement of clinic expenses; and (iv) 1% of revenue was derived from one contract which is based on a flat fee.






         The Company has historically amortized the goodwill and other intangible assets related to its service agreements over the periods during which the agreements are effective, ranging from 25 to 40 years. Effective April 1, 1998, the Company adopted a maximum of 25 years as the useful life for amortization of its intangible assets, including those acquired in prior years. Had this policy been in place for 1997, the effect would have been an approximate reduction of $0.10 in diluted earnings per share before the non-recurring charge discussed below in "Liquidity and Capital Resources." Assuming a tax rate of 37% and projected diluted shares outstanding, this change is expected to result in a reduction of diluted earnings per share of approximately $0.08 in the last three quarters of 1998.



         Each of the service agreements with the Company's affiliated physician groups provides the affiliated physician group the right to terminate the service agreement in the event of the bankruptcy or similar event of the Company's subsidiary that is a party to the service agreement or in the event of a material breach of the service agreement by the Company or its subsidiary (i) which is not cured within 90 days, generally, following written notice and (ii) which termination is approved by the affirmative vote of no less than 75%, generally, of the physician shareholders. Many of the service agreements provide that if any person or persons acquire the right to vote 50% or more of PhyCor's Common Stock, the physician group may terminate the service agreement, unless the transaction was approved by PhyCor's Board of Directors or subsequently approved by two-thirds of PhyCor's directors who are not members of management or affiliates of the acquiring person. The physician group in Lexington, Kentucky may also terminate its service agreement if an entity named therein acquires 15% or more of the Company's outstanding Common Stock. Other groups may terminate their service agreement in the event of a merger where PhyCor does not survive or a takeover or sale of substantially all the assets of PhyCor or in the event of a sale of all or substantially all of the assets or capital stock of the PhyCor subsidiary with whom the service agreement was entered into. Some physician groups have rights of first refusal to purchase the clinic assets owned by PhyCor if PhyCor determines to sell such assets. The above provisions could have an adverse effect on any efforts to take control of PhyCor without the consent of the Board of Directors and the physician groups having these rights. In addition, the Company may terminate the service agreement (i) in the event of the bankruptcy or similar event of the affiliated physician group, or (ii) a material breach of the service agreement by the affiliated physician group which is not cured within 90 days, generally, following written notice. In any event of termination, the affiliated physician group is required to repurchase all of the tangible and intangible assets of the Company related to the physician group generally at the then current net book value.



         Pursuant to the Company's service agreements with its affiliated clinics, the physician groups affiliated with the clinics agree to repurchase at book value all of the assets associated with the clinic, including intangible assets, upon termination of the service agreement. The Company's ability to recover the net book value associated with a terminated clinic is largely dependent upon the circumstances of the termination and the financial position of the physicians affiliated with the clinic. The Company owns all of the tangible assets related to the operations of its affiliated clinics, which assets provide collateral for a portion of the purchase requirement in the event of termination. Tangible assets represent an average of approximately 48% of a clinic's total assets. The intangible assets of all of the Company's affiliated clinics totaled $732.8 million as of December 31, 1997. In connection with the disposal of certain clinic operations, the Company determined that a sale of assets below book value provided a more cost effective means to terminate its relationship with a clinic rather than seeking to collect the full net book value of the assets through the enforcement of its contractual remedies under the service agreement with the clinic. See "--Liquidity and Capital Resources." The Company does not anticipate similar outcomes upon the termination of service agreements with clinics in the future, but there can be no assurance that the circumstances of any such termination will not result in a similar outcome. The Company evaluates on an individual basis, the appropriate course of action upon termination of a service agreement and will pursue the most appropriate remedy, given the facts and circumstances of the termination, to recover the amounts owed as a result of any such termination.

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


         The Company has increased its focus on the development of IPAs to enable the Company to provide services to a broader range of physician organizations, to enhance the operating performance of existing clinics and to further develop physician relationships. The Company develops IPAs that include affiliated clinic physicians to enhance the clinics' attractiveness as providers to managed care organizations. Fees earned from managing the IPAs are based upon a percentage of revenue collected by the IPAs and also upon a share of surplus, if any, of capitated revenue of the IPAs. In 1997, approximately 6% of the Company's revenue was earned under IPA management agreements. The Company is not a party to the capitated contracts entered into by the IPAs but is exposed to losses to the extent of its share of deficits, if any, of the capitated revenue of the IPAs.


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


         In December 1997, the Company announced that it had signed two separate agreements to purchase Atlanta-based First Physician Care, Inc., a provider of practice management services, and Seattle-based CareWise, Inc., a nationally recognized leader in the consumer decision support industry. Both transactions, which are expected to be accounted for as pooling-of-interests, are expected to close in July of 1998. The Company expects to issue approximately 5.9 million shares of Common Stock in conjunction with these transactions.

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



1997 COMPARED TO 1996

         Net revenue increased $353.3 million from $766.3 million for 1996 to $1.12 billion for 1997, an increase of 46.2%. The increase in clinic net revenues in 1997 as compared to 1996 of $333.1 million included $278.5 million in service fees resulting from newly acquired clinics in 1997 or the timing of entering into new service agreements in 1996 and was comprised of (i) a $294.2 million increase in service fees for reimbursement of clinic expenses incurred by the Company and (ii) a $38.9 million increase in the Company's share of clinic operating income and net physician group revenue. Net revenue from the 31 service agreements and 13 IPA markets in effect for both years increased $75.3 million, or 12.8%, in 1997 compared with 1996. Same market growth resulted from the addition of new physicians, the expansion of ancillary services, and increases in patient volume and fees. The remaining increase results from the addition of new clinic service agreements in 1997 and the timing of entering into new service agreements in 1996.


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

         The non-recurring charge of $83.4 million in 1997 relates to the asset revaluation of seven of the Company's multi-specialty clinics. This charge addresses issues which developed in four of the Company's multi-specialty clinics which represent the Company's earliest developments of such clinics through the formation of new groups. The clinics were considered to have an impairment of certain current assets, property and equipment, other assets and, primarily, intangible assets because of certain groups of physicians within a larger clinic terminating their relationship with the medical group affiliated with the Company and therefore affecting future cash flows. Net revenue and pre-tax income (loss) for the four clinics that were part of new group formations included in the charge were $88.4 million and ($2.9 million) and $78.7 million and $188,000 for 1997 and 1996, respectively. The Company has modified its approach to this type of group formation, and its recent group formations have proven more successful. Net revenue and total assets of other new group formations not included in the non-recurring charge totaled $38.7 million, and $61.4 million, respectively, in 1997, and $13.0 million and $37.2 million, respectively, in 1996. The current operating characteristics of these clinics are considerably more favorable than those included in the non-recurring charge. Three other clinics included in the charge represent clinics being disposed of because of a variety of negative operating and market issues, including those related to market position and clinic demographics, physician relations, operating results and ongoing viability of the existing medical group. Net revenue and pre-tax income (loss) for the three clinics to be disposed of were $25.5 million and ($1.0 million) and $26.5 million and $772,000 for 1997 and 1996, respectively.


         The Company's effective tax rate was approximately 38.5% in 1997 and 1996.

1996 COMPARED TO 1995


         Net revenue increased $324.7 million from $441.6 million for 1995 to $766.3 million for 1996, an increase of 73.5%. The increase in clinic net revenues in 1996 as compared to 1995 of $304.5 million included $242.6 million in service fees resulting from newly acquired clinics in 1996 or the timing of entering into new service agreements in 1995 and was comprised of (i) a $267.7 million increase in fees for reimbursement of clinic expenses incurred by the Company and (ii) a $36.8 million increase in the Company's share of clinic operating income and net physician group revenue. Net revenue from the 23 service agreements in effect as of January 1, 1995 increased $62.1 million, or 16.1%, in 1996. Same clinic growth resulted from the addition of new physicians, the expansion of ancillary services, increases in both patient volume and fees. The remaining increase results from the addition of new clinic service agreements in 1996 and the timing of entering into new service agreements in 1995.


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


         In the fourth quarter of 1997, PhyCor recorded a non-recurring pre-tax charge to earnings of $83.4 million related to the revaluation of assets of seven of the Company's multi-specialty clinics. In the first quarter of 1998, the Company also recorded an additional charge of approximately $22.0 million relating to these clinics that are being restructured or sold. The non-recurring pre-tax charge was partially in response to issues which arose in four of the Company's multi-specialty clinics which represent the Company's earliest developments of such clinics through the formation of new groups. The clinics were considered to have an impairment of certain current assets, property and equipment, other assets and, primarily, intangible assets because of certain groups of physicians within a larger clinic terminating their relationship with the medical group affiliated with the Company and therefore affecting future cash flows. The Company has modified its approach to this type of group formation, and recent group formations have been more successful. Three other clinics included in the charge represent clinics being disposed of because of a variety of negative operations and market issues including those related to market position and clinic demographics, physician relations, operating results and ongoing viability of the existing medical group. Although these factors have been present individually from time to time in various affiliated clinics and could occur in future clinic operations, the combined effect of the existence of these factors at the clinics disposed of resulted in clinic operations that made it difficult for the Company to effectively manage the clinics. One of these practices was sold in the first quarter of 1998 and the second sale was completed April 1, 1998. The remaining practice is expected to be disposed of at the end of 1998. Losses on the two clinics divested equaled approximately $19.5 million which approximated the amounts accrued. These clinics were sold below book value because of the reasons noted above, and given such facts, a sale at a discount to carrying value was considered more cost effective than a closure which would subject the Company to additional costs. The Company is not aware of circumstances that suggest that the clinics included in the non-recurring charge are indicative of a trend in the Company's operations or the industry in which the Company operates. There can be no assurance, however, that in the future a similar combination of negative characteristics will not develop at a clinic affiliated with the Company and result in the termination of the applicable service agreement or that in the future additional clinics will not terminate their relationships with the Company in a manner that may materially adversely affect the Company. For additional discussion of the non-recurring charge, see "Results of Operations--1997 Compared to 1996."



         The Company also recorded a pre-tax charge to earnings of approximately $14.0 million in the first quarter of 1998 relating to its terminated merger with MedPartners, Inc. This charge represents PhyCor's share of investment-banking, legal, travel, accounting and other expenses incurred during the merger process.



         In June 1995, the Company purchased a minority interest of approximately 9% in PMC and has managed PMC pursuant to a 10-year administrative services agreement. PMC develops and manages IPAs and provides other services to physician organizations. PhyCor acquired the remaining interests of PMC on March 31, 1998 for approximately 956,300 shares of the Company's Common Stock.



         PhyCor has been the subject of an audit by the Internal Revenue Service ("IRS") covering the years 1988 through 1993. The IRS has proposed adjustments relating to the timing of recognition for tax purposes of certain revenue and deductions relating to uncollectible accounts and the Company's relationship with affiliated physician groups. PhyCor disagrees with the positions asserted by the IRS, including any recharacterization, and is vigorously contesting these proposed adjustments. The Company believes that any adjustments resulting from resolution of this disagreement would not affect reported net earnings of PhyCor, but would defer tax benefits and change the levels of current and deferred tax assets and liabilities. For the years under audit, and potentially, for subsequent years, any such adjustments could result in material cash payments by the Company. PhyCor does not believe the resolution of this matter will have a material adverse effect on its financial condition or results of operations, although there can be no assurance as to the outcome of this matter.


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


         The Company has two stock option plans and two stock purchase plans. Compensation expense calculated in determining pro forma earnings per share in accordance with FAS 123, Earnings per Share, decreased diluted earnings per share $0.27, $0.11 and $0.02 in 1997, 1996 and 1995, respectively. Pro forma diluted earnings per share will likely continue to be significantly below diluted earnings per share because the Company plans to continue to grant stock options in future periods.



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


         Dependence on Operating Results of Affiliated Clinics

         Substantially all of the Company's revenue is derived from the service fees it receives pursuant to the Company's service agreements with its affiliated clinics. The service fees are typically based on a percentage of the affiliated clinics' operating income plus reimbursement of clinic expenses. Accordingly, if the operating results of the Company's affiliated clinics are adversely affected, the Company's results will also be adversely affected. Additionally, if the Company fails to assist its affiliated clinics in achieving enhanced operating efficiencies as a result of its services, the affiliated clinics may seek to terminate their service agreements with the Company. Such terminations could have a material adverse effect on the Company's operating results.


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


         On the federal level, federal law prohibits the offer, payment, solicitation, or receipt of any form of remuneration in return for the referral of, or the arranging for the referral of, Medicare or other federal or state health program patients or patient care opportunities, or in return for the purchase, lease or order of items or services that are covered by Medicare or other federal or state health programs. This law applies to non-health care providers as well as providers. The Office of Inspector General ("OIG") of the Department of Health and Human Services ("DHHS") has released an advisory opinion (OIG Advisory Opinion No. 98-4) stating that a percentage based management arrangement between a physician practice management company and physician group could violate the federal anti-kickback law if one purpose of the arrangement is intended to compensate the applicable management company for its efforts to "arrange for" referrals for the managed group. In addition, federal law prohibits physicians with certain financial relationships with health care providers from referring certain types of Medicare or Medicaid reimbursed "designated health services" to those providers unless the referral fits within an exception to the law. One of the exceptions that is used most often requires that physician groups be included within a definition of "group practice" in order to be permitted to make referrals within the group. Federal antitrust laws also prohibit conduct that may result in price fixing or other anticompetitive conduct.



         The PhyCor arrangements have been carefully structured so that the physician groups being managed fit within the definition of "group practice", and all referrals from those physicians to ancillary centers are structured to fit within an applicable exception to federal law. In addition, PhyCor does not make or influence or arrange for referrals to its managed or employed physicians, and the compensation received by PhyCor is not directly related to any referral levels between the parties, nor is it intended in any way to compensate PhyCor for arranging for referrals to its affiliated physician groups. Nevertheless, because of the structure of the relationships of PhyCor with its affiliated physician groups and managed IPAs, there can be no assurance that review of PhyCor's business by courts or healthcare, tax, regulatory authorities will not result in determinations that could adversely affect the financial condition or results of operations of PhyCor, or that the health care regulatory environment will not change in the manner that would restrict PhyCor's existing operations or limit the expansion of PhyCor's business or otherwise adversely affect PhyCor. In addition to civil and, in some cases, criminal penalties for violation of Medicare and Medicaid statutes, violators of these statutes may be excluded from further participation in Medicare or state health care programs.


         Increased Government Scrutiny of Health Care Arrangements


         There is increasing scrutiny by law enforcement authorities, the OIG, the courts, and the United States Congress of arrangements between health care providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to exchange remuneration for patient care referrals and opportunities. Investigators have also demonstrated a willingness to look behind the documents evidencing a business transaction to determine the underlying purpose of payments between health care providers and potential referral sources. Enforcement actions have increased. Although, to its knowledge PhyCor is not currently the subject of any investigation which is likely to have a material adverse effect on its respective businesses, there can be no assurance that they will not be the subject of investigations or inquiries in the future.

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

                          PHYCOR, INC. AND SUBSIDIARIES

                        Consolidated Financial Statements

                        December 31, 1997, 1996, and 1995

                   (With Independent Auditors' Report Thereon)

                          PHYCOR, INC. AND SUBSIDIARIES

                          Index to Financial Statements




                                                                                               PAGE
                                                                                               ----
Independent Auditors' Report................................................................    34

Consolidated Balance Sheets.................................................................    35

Consolidated Statements of Income...........................................................    36

Consolidated Statements of Shareholders' Equity.............................................    37

Consolidated Statements of Cash Flows.......................................................  38 - 39

Notes to Consolidated Financial Statements..................................................  40 - 59

                         INDEPENDENT AUDITORS' REPORT





The Board of Directors and Shareholders
PhyCor, Inc.:


     We have audited the consolidated balance sheets of PhyCor, Inc. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PhyCor, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                       /s/ KPMG Peat Marwick LLP



Nashville, Tennessee
February 18, 1998

                          PHYCOR, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1997 and 1996
                    (All amounts are expressed in thousands)



                              ASSETS                                                        1997            1996
                              ------                                                     ----------      ---------
Current assets:
     Cash and cash equivalents                                                           $   38,160         30,530
     Accounts receivable, less allowances of $208,534 in 1997 and
         $134,556 in 1996                                                                   391,668        295,437
     Inventories                                                                             18,578         15,185
     Prepaid expenses and other current assets (notes 15 and 16)                             48,158         42,275
                                                                                         ----------      ---------
                  Total current assets                                                      496,564        383,427

Property and equipment, net (notes 4, 10, and 11)                                           235,685        160,228
Intangible assets (notes 3 and 6)                                                           807,726        559,705
Other assets (note 5 and 15)                                                                 22,801         15,221
                                                                                         ----------      ---------
                  Total assets                                                           $1,562,776      1,118,581
                                                                                         ==========      =========

               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------

Current liabilities:
     Current installments of long-term debt (notes 7 and 10)                             $    1,144            424
     Current installments of obligations under capital leases (note 11)                       3,564          1,237
     Accounts payable                                                                        34,622         24,103
     Due to physician groups (notes 2 and 3)                                                 50,676         42,636
     Purchase price payable (note 3)                                                        114,971         63,097
     Salaries and benefits payable                                                           37,141         23,120
     Other accrued expenses and liabilities                                                  51,145         46,257
                                                                                         ----------      ---------
                  Total current liabilities                                                 293,263        200,874

Long-term debt, excluding current installments (notes 7 and 10)                             210,893        123,112
Obligations under capital leases, excluding current installments (note 11)                    5,093          1,467
Purchase price payable (note 3)                                                              23,545         35,710
Deferred tax credits and other liabilities (note 13)                                         57,918         21,797
Convertible subordinated notes payable to physician groups (notes 7 and 8)                   61,576         83,918
Convertible subordinated debentures (notes 7 and 9)                                         200,000        200,000
                                                                                         ----------      ---------
                  Total liabilities                                                         852,288        666,878
                                                                                         ----------      ---------
Shareholders' equity (notes 8, 9, 12, and 13):
     Preferred stock, no par value, 10,000  shares authorized                                    --             --
     Common stock, no par value; 250,000 shares authorized; issued and outstanding,
         64,530 shares in 1997 and 54,831 shares in 1996                                    645,288        389,712
     Retained earnings                                                                       65,200         61,991
                                                                                         ----------      ---------
                  Total shareholders' equity                                                710,488        451,703
                                                                                         ----------      ---------
Commitments, contingencies and subsequent event (notes 3, 11, 12, 14 and 17)

                  Total liabilities and shareholders' equity                             $1,562,776      1,118,581
                                                                                         ==========      =========


See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                      Years ended December 31, 1997, 1996,
                and 1995 (All amounts are expressed in thousands,
                         except for earnings per share)


                                                                                        1997            1996           1995
                                                                                        -----           -----          -----
Net revenue (note 2)                                                                $ 1,119,594         766,325        441,596

Operating expenses:
     Clinic salaries, wages and benefits                                                421,716         291,361        166,031
     Clinic supplies                                                                    181,565         119,081         67,596
     Purchased medical services                                                          31,171          21,330         17,572
     Other clinic expenses                                                              171,480         125,947         71,877
     General corporate expenses                                                          26,360          21,115         14,191
     Rents and lease expense                                                            100,170          65,577         36,740
     Depreciation and amortization                                                       62,522          40,182         21,445
     Nonrecurring charge (note 13)                                                       83,445             _              -
                                                                                    -----------         -------        -------
         Net operating expenses                                                       1,078,429         684,593        395,452
                                                                                    -----------         -------        -------
Earnings from operations                                                                 41,165          81,732         46,144

Other (income) expense:
     Interest income                                                                     (3,323)         (3,867)        (1,816)
     Interest expense                                                                    23,507          15,981          5,230
                                                                                    -----------         -------        -------
         Earnings before income taxes and minority interest                              20,981          69,618         42,730

Income tax expense (note 13)                                                              6,098          22,775         13,923
Minority interest in earnings of consolidated partnerships                               11,674          10,463          6,933
                                                                                    -----------         -------        -------
         Net earnings                                                               $     3,209          36,380         21,874
                                                                                    ===========         =======        =======
Earnings per share:
     Basic                                                                          $       .05             .67           .45
     Diluted                                                                                .05             .60           .41
                                                                                    ===========         =======        =======

Weighted average number of shares and diluted shares equivalents outstanding
     (note 12):
         Basic                                                                           62,899          54,608         48,817
         Diluted                                                                         66,934          61,096         53,662
                                                                                    ===========         =======        =======


See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity

                  Years ended December 31, 1997, 1996, and 1995
                    (All amounts are expressed in thousands)


                                                              COMMON STOCK
                                                           --------------------     RETAINED
                                                           SHARES       AMOUNT      EARNINGS      TOTAL
                                                           ------      --------     --------     -------
Balances at December 31, 1994                              37,899      $180,388       3,737      184,125

     Issuance of common stock and warrants, net of
         placement commissions and
         offering expenses totaling $5,760                  7,835       127,773          --      127,773

     Conversion of subordinated debentures
         to common stock                                    4,882        27,566          --       27,566

     Conversion of notes payable to
         common stock                                       2,670        26,405          --       26,405

     Stock options exercised and related tax benefits         113         1,079          --        1,079

     Net earnings for the year ended
         December 31, 1995                                     --            --      21,874       21,874
                                                           ------      --------      ------      -------

Balances at December 31, 1995                              53,399       363,211      25,611      388,822

     Issuance of common stock and warrants, net of
         placement commissions
         and offering expenses totaling $192                  261        10,312          --       10,312

     Conversion of notes payable
         to common stock                                      859        11,450          --       11,450

     Stock options exercised and related tax benefits         312         4,739          --        4,739

     Net earnings for the year ended
         December 31, 1996                                     --            --      36,380       36,380
                                                           ------      --------      ------      -------

Balances at December 31, 1996                              54,831      $389,712      61,991      451,703

     Issuance of common stock and warrants, net of
         placement commissions
         and offering expenses totaling $8,957              8,109       232,422          --      232,422

     Conversion of notes payable
         to common stock                                    1,046        14,816          --       14,816

     Stock options exercised and related tax benefits         544         8,338          --        8,338

     Net earnings for the year ended
         December 31, 1997                                     --            --       3,209        3,209
                                                           ------      --------      ------      -------

Balances at December 31, 1997                              64,530      $645,288      65,200      710,488
                                                           ======      ========      ======      =======


See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1997, 1996, and 1995
                    (All amounts are expressed in thousands)



                                                                                  1997            1996           1995
                                                                                ---------       --------       --------
Cash flows from operating activities:
   Net earnings                                                                 $   3,209         36,380         21,874
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
       Depreciation and amortization                                               62,522         40,182         21,445
       Deferred income taxes                                                       (9,677)         9,616          2,948
       Minority interests                                                          11,674         10,463          6,933
       Nonrecurring charge                                                         83,445             --             --
       Increase (decrease) in cash, net of effects of acquisitions, due to changes in:
           Accounts receivable, net                                               (28,920)       (36,376)       (12,179)
           Inventories                                                             (1,929)        (1,880)        (1,280)
           Prepaid expenses and other current assets                                  137        (16,481)        (1,749)
           Accounts payable                                                         2,211         (3,291)         5,474
           Due to physician groups                                                 10,396         13,489          8,595
           Other accrued expenses and liabilities                                 (17,020)        23,006          2,204
                                                                                ---------       --------       --------

               Net cash provided by operating activities                          116,048         75,108         54,265
                                                                                ---------       --------       --------

Cash flows from investing activities:
   Payments for acquisitions, net                                                (299,191)      (252,270)      (145,075)
   Purchase of property and equipment                                             (66,486)       (50,053)       (29,292)
   Payments to acquire other assets                                               (12,711)        (4,719)        (2,943)
                                                                                ---------       --------       --------

           Net cash used by investing activities                                 (378,388)      (307,042)      (177,310)
                                                                                ---------       --------       --------
Cash flows from financing activities:
   Net proceeds from issuance of stock and warrants                               226,458          4,975        113,594
   Net proceeds from issuance of convertible debentures                                --        194,395             --
   Proceeds from long-term borrowings                                             295,000        161,000        130,400
   Repayment of long-term borrowings                                             (235,972)      (104,546)      (100,144)
   Repayment of obligations under capital leases                                   (4,088)        (1,811)        (1,965)
   Distributions of minority interests                                            (11,107)       (10,291)        (6,204)
   Loan costs incurred                                                               (321)           (85)          (269)
                                                                                ---------       --------       --------
           Net cash provided by financing activities                              269,970        243,637        135,412
                                                                                ---------       --------       --------
Net increase in cash and cash equivalents                                           7,630         11,703         12,367

Cash and cash equivalents - beginning of year                                      30,530         18,827          6,460
                                                                                ---------       --------       --------

Cash and cash equivalents  - end of year                                        $  38,160         30,530         18,827
                                                                                =========       ========       ========

                          PHYCOR, INC. AND SUBSIDIARIES



                                                                                1997          1996           1995
                                                                             ---------       -------       -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:
   Interest                                                                  $  23,005        13,745         4,674
   Income taxes, net of refunds                                                 18,314        13,991        10,760
                                                                             =========       =======       =======

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Effects of acquisitions (note 3):
   Assets acquired, net of cash                                              $ 450,872       384,807       270,925
   Liabilities assumed                                                        (131,681)      (89,326)      (50,015)
   Issuance of convertible subordinated notes payable                          (11,286)      (36,084)      (62,942)
   Issuance of common stock and warrants                                        (8,714)       (7,127)      (12,893)
                                                                             ---------       -------       -------
         Payment for assets acquired                                         $ 299,191       252,270       145,075
                                                                             =========       =======       =======

Capital lease obligations incurred to acquire equipment                      $     555           471           173
Conversion of subordinated debentures and notes payable to common stock         14,816        11,450        53,971
                                                                             =========       =======       =======





See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1996, and 1995


(1)    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

       (A)    DESCRIPTION OF BUSINESS


              PhyCor, Inc. (Company) is a physician practice management company that acquires and operates multi-specialty medical clinics and develops and manages independent practice associations ("IPAs"). PhyCor's objective is to organize physicians into professionally managed networks that assist physicians in assuming increased responsibility for delivering cost-effective medical care while attaining high-quality clinical outcomes and patient satisfaction. The Company, through wholly-owned subsidiaries, acquires certain assets of and operates clinics under long-term service agreements with affiliated physician groups that practice exclusively through such clinics. The Company provides administrative and technical support for professional services rendered by the physician groups under service agreements. Under substantially all of its service agreements, the Company receives a service fee equal to the clinic expenses it incurred plus a percentage of operating income of the clinic (net clinic revenue less certain contractually agreed upon clinic expenses before physician distributions) and, under all other services agreements except one described below, the Company receives a percentage of net clinic revenue. In 1997, the Company's revenue was derived from contracts with the following service fee structures: (i) 94% of revenue was derived from contracts in which the service fee was based on a percentage, ranging from 15% to 18%, of clinic operating income plus reimbursement of clinic expenses; (ii) 1% of revenue was derived from a contract in which the service fee was based on 51.7% of net clinic revenue; (iii) 4% of revenue was derived from contracts in which the service fee was based upon a combination of (a) 10% of clinic operating income, (b) a percentage, ranging from 2.75% to 3.5%, of net clinic revenue and (c) reimbursement of clinic expenses; and (iv) 1% of revenue was derived from one contract which is based on a flat fee. As of December 31, 1997, the Company operated 55 clinics in 28 states.



              The Company also manages IPAs which are networks of independent physicians. Fees earned from managing the IPAs are based upon a percentage of revenue collected by the IPAs and also upon a share of surplus, if any, of capitated revenue of the IPAs. The Company is not a party to the capitated contracts entered into by the IPAs but is exposed to losses to the extent of its share of deficits, if any, of the capitated revenue of the IPAs. At December 31, 1997, these IPAs include over 19,000 physicians in 28 markets which provide capitated medical services to approximately 1,132,000 members, including approximately 174,000 Medicare members.


       (B)    PRINCIPLES OF CONSOLIDATION

              The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries, partnerships and other entities in which the company has more than 50% ownership interest or exercises control. All significant intercompany balances and transactions are eliminated in consolidation. The Company does not consolidate the physician practices it manages as it does not have operating control as defined in EITF 97-2, "Application of APB Opinion No. 16 and FASB Statement No. 94 to Physician Practice Entities."

       (C)    CASH AND CASH EQUIVALENTS

              The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents as of December 31, 1997 include approximately $2,943,000 of consolidated partnership cash. These balances may only be used for the operations of the respective partnerships.

       (D)    ACCOUNTS RECEIVABLE

              Accounts receivable principally represent receivables from patients and third-party payors for medical services provided by physician groups. Terms of the service agreements require the Company to purchase receivables generated by the physician groups on a monthly basis. Such amounts are recorded net of contractual allowances and estimated bad debts. Accounts receivable are a function of net clinic revenue rather than net revenue of the Company (See note 2).

                                                                     (Continued)

                          PHYCOR, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




(E)    INVENTORIES

       Inventories are comprised primarily of medical supplies, medications and other materials used in the delivery of health care services by the physician groups at the Company's clinics. The Company values inventories at the lower of cost or market with cost determined using the first-in, first-out (FIFO) method.

(F)    PROPERTY AND EQUIPMENT

       Property and equipment are stated at cost. Equipment held under capital leases is stated at the present value of minimum lease payments at the inception of the related leases. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Equipment held under capital leases and leasehold improvements are amortized on a straight line basis over the shorter of the lease term or estimated useful life of the assets.

(G)    INTANGIBLE ASSETS

       CLINIC SERVICE AGREEMENTS

       Costs of obtaining clinic service agreements are amortized using the straight-line method over the periods during which the agreements are effective, currently twenty-five to forty years. Clinic service agreements represent the exclusive right to operate the Company's clinics in affiliation with the related physician groups during the term of the agreements. In the event of termination of a service agreement, the related physician group is required to purchase all clinic assets, including the unamortized portion of intangible assets, generally at then current net book value.

       EXCESS OF COST OF ACQUIRED ASSETS OVER FAIR VALUE

       Excess of cost of acquired assets over fair value (goodwill) is amortized using the straight line method over thirty years.

       OTHER INTANGIBLE ASSETS

       Other intangible assets include costs associated with obtaining long-term financing which are being amortized systematically over the terms of the related debt agreements.

                          PHYCOR, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




       AMORTIZATION AND RECOVERABILITY

       The Company periodically reviews its intangible assets to assess whether recoverability and impairments would be recognized in the statement of operations if a permanent impairment were determined to have occurred. Recoverability of intangibles is determined based on undiscounted future operating cash flows from the related business unit or activity. The amount of impairment, if any, is measured based on discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds or based on the fair value of the related business unit or activity. The assessment of the recoverability of intangible assets will be impacted if estimated future operating cash flows are not achieved. Amortization of intangibles amounted to $23,865,000, $15,150,000, and $7,441,000, and for 1997, 1996 and 1995,
       respectively.

(H)    IMPAIRMENT OF LONG-LIVED ASSETS

       The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeded the fair value of the assets.

(I)    INCOME TAXES

       Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in income in the period that includes the enactment date.

(J)    FINANCIAL INSTRUMENTS

       In 1997, the Company entered into an interest rate swap agreement to reduce the exposure to fluctuating interest rates with respect to $100,000,000 of its bank credit facility. The interest rate swap agreement matures in October 2002, with a lender's option to terminate beginning October 1999, and is accounted for on the accrual method. Gains and losses resulting from this instrument are recognized in the same period as the related interest expense. Gains and losses are included in interest expense. The Company does not use interest rate swap agreements or other derivative financial instruments for speculative or trading purposes.


                                                                     (Continued)

                          PHYCOR, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



       (K)    STOCK OPTION PLANS

              The Company accounts for its compensation and stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. In accordance with SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), the Company provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied.

       (L)    EARNINGS PER SHARE

              The Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share, in 1997. This statement requires that a dual presentation of both Basic and Diluted earnings per share. Basic earnings per share is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted earnings per share reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. All periods presented have been restated to conform with the provisions of the new statement.

       (M)    USE OF ESTIMATES

              Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

       (N)    RECLASSIFICATIONS

              Certain prior year amounts have been reclassified to conform to the 1997 presentation.

(2)    NET REVENUE


       Clinic service agreement revenue is equal to the net revenue of the clinics, less amounts retained by physician groups. Net clinic revenue is recorded by the physician groups at established rates reduced by provisions for doubtful accounts and contractual adjustments. Contractual adjustments arise due to the terms of certain reimbursement and managed care contracts. Such adjustments represent the difference between charges at established rates and estimated recoverable amounts and are recognized in the period the services are rendered. Any differences between estimated contractual adjustments and actual final settlements under reimbursement contracts are recognized as contractual adjustments in the year final settlements are determined. The physician groups, rather than the Company, enter into managed care contracts. Through calculation of its service fees, the Company shares indirectly in any capitation risk assumed by its affiliated physician groups.

       IPA management revenue is equal to the difference between the amount of capitation and risk pool payments due to the IPAs managed by the Company, less amounts retained by the IPA. The Company is not a party to the capitated contracts entered into by the IPAs but it is exposed to losses to the extent of its share of deficits, if any, of the capitated revenue of the IPAs.




                                                                     (Continued)

                          PHYCOR, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




       The following represent amounts included in the determination of net revenue (in thousands):

                                                            1997            1996           1995
                                                         ----------      ---------      ---------
Gross physician group revenue                            $2,849,646      1,928,045      1,069,033
Less:
    Provisions for doubtful accounts
        and contractual adjustments                       1,090,329        699,186        359,653
                                                         ----------      ---------      ---------
        Net physician group revenue                       1,759,317      1,228,859        709,380

IPA revenue                                                 411,912        255,181        146,975
                                                         ----------      ---------      ---------
    Net physician group and IPA revenue                   2,171,229      1,484,040        856,355
Less amounts retained by physician groups and IPAs:
    Physician groups                                        634,983        459,179        266,725
    Clinic technical employee compensation                   74,715         50,395         29,435
    IPAs                                                    341,937        208,141        118,599
                                                         ----------      ---------      ---------
        Net revenue                                      $1,119,594        766,325        441,596
                                                         ==========      =========      =========

The Company derives most of its net revenue from 55 physician groups located in 28 states with which it has service agreements at December 31, 1997. The Company's affiliated physician groups derived approximately 20% of their net revenues from services provided under the Medicare program for the years ended December 31, 1997, 1996 and 1995. Other than the Medicare program, the physician groups have no customers which represent more than 10% of aggregate net clinic revenue or 5% of accounts receivables at December 31, 1997 and 1996.


                                                                     (Continued)

                          PHYCOR, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




(3)    ACQUISITIONS

       (A)   MULTI-SPECIALTY MEDICAL CLINICS

             During 1997, 1996, and 1995, the Company, through wholly-owned subsidiaries, acquired certain operating assets of the following clinics:

              CLINIC                          EFFECTIVE DATE                           LOCATION
              ------                            -----------                            ---------
1997:
   Vancouver Clinic                           January 1, 1997                     Vancouver, Washington
   First Physicians Medical Group             February 1, 1997                    Palm Springs, California
   St. Petersburg-Suncoast
       Medical Group                          February 28, 1997                   St. Petersburg, Florida
   Greater Chesapeake Medical Group           May 1, 1997                         Annapolis, Maryland
   Welborn Clinic                             June 1, 1997                        Evansville, Indiana
   White-Wilson Medical Center                July 1, 1997                        Ft. Walton Beach, Florida
   Maui Medical Group                         September 1, 1997                   Maui, Hawaii
   Murfreesboro Medical Clinic                October 1, 1997                     Murfreesboro, Tennessee
   West Florida Medical Center Clinic         October 1, 1997                     Pensacola, Florida
   Northern California Medical
       Association                            December 1, 1997                    Santa Rosa, California
   Lakeview Medical Center(A)                 December 1, 1997                    Suffolk, Virginia

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





                                                                     (Continued)

                          PHYCOR, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

 1995:
    Tidewater Physicians Multi-specialty
        Group                               January 1, 1995                        Newport News, Virginia
    Northeast Arkansas Clinic               March 1, 1995                          Jonesboro, Arkansas
    PAPP Clinic                             May 1, 1995                            Newnan, Georgia
    Ogden Clinic                            June 1, 1995                           Ogden, Utah
    Arnett Clinic                           August 1, 1995                         Lafayette, Indiana
    Casa Blanca Clinic                      September 1, 1995                      Mesa, Arizona
    South Texas Medical Clinics             November 1, 1995                       Wharton, Texas
    South Bend Clinic (C)                   November 1, 1995                       South Bend, Indiana
    Guthrie Clinic (D)                      November 17, 1995                      Sayre, Pennsylvania

(A) Lakeview Medical Center was operated under a management agreement during December 1997. Effective January 1, 1998, the Company completed the purchase of certain clinic operating assets and entered into a long-term service agreement with the affiliated physician group.

(B) Straub Clinic & Hospital (Straub) was operated under an administrative service agreement effective October 1, 1996. The Company completed its merger and entered into a long-term service agreement with Straub effective January 17, 1997.

(C) The South Bend Clinic was operated by the Company under a management agreement between November 1, 1995 and December 31, 1995. Effective January 1, 1996 the Company completed the purchase of certain clinic operating assets and entered into a long-term service agreement with the affiliated physician group.

(D) The Company has entered into a series of agreements with Guthrie Clinic whereby the Company agreed to provide management services for up to five years and agreed, pending satisfaction of certain conditions, to acquire certain assets of the clinic prior to the termination or expiration of the interim management agreement.

         In addition, the Company acquired certain operating assets of various individual physician practices and single specialty groups which were merged into clinics already operated by the Company.

The Company acquires operating assets and liabilities in exchange for cash, convertible debentures, common stock or a combination thereof. Such consideration for the above clinic acquisitions and single specialty mergers was $430,757,000 for 1997, $357,458,000 for 1996, and $239,620,000 for 1995. The
acquisitions were accounted for as purchases, and the accompanying consolidated financial statements include the results of their operations from the dates of acquisition. Simultaneous with each acquisition, the Company entered into a long-term service agreement with each physician group. In conjunction with certain acquisitions, the Company is obligated at December 31, 1997 to make deferred payments to physician groups of which $100,988,000 are due on demand or within one year and $18,366,000, $4,300,000, and $879,000 are due in 1999, 2000,
and 2001, respectively. Such payments are included in purchase price payable in the accompanying consolidated balance sheets.


                                                                     (Continued)

                          PHYCOR, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




       (B)   NORTH AMERICAN MEDICAL MANAGEMENT, INC. (NORTH AMERICAN)

             Effective January 1, 1995, the Company completed its acquisition of North American, an operator and manager of IPAs. The Company made additional payments for the North American acquisition pursuant to an earn-out formula during 1996 and 1997 totaling $35,000,000. A final payment of $35,000,000, of which $14,000,000 is included in current purchase price payable, will be made pursuant to the earn-out formula during the first quarter of 1998. Of the final payment to be made, a portion may be paid in shares of the Company's common stock.

(4)    PROPERTY AND EQUIPMENT

           Property and equipment at December 31, are summarized as follows (in thousands):

                                                      1997          1996
                                                    --------      -------
Land and improvements                               $  6,018        3,326
Buildings and leasehold improvements                  70,558       50,154
Equipment                                            211,959      142,745
Equipment under capital leases                        20,080        9,571
Construction in progress                              13,318       10,470
                                                    --------      -------

                                                     321,933      216,266
Less accumulated depreciation and amortization        86,248       56,038
                                                    --------      -------

    Property and equipment, net                     $235,685      160,228
                                                    ========      =======

(5)    INVESTMENT IN PHYCOR MANAGEMENT CORPORATION (PMC)

       In June 1995, the Company purchased a minority interest of approximately 9% in PMC and manages PMC pursuant to a 10-year administrative services agreement. PMC develops and manages IPA's and provides other services to physician organizations. PhyCor will exercise its option to purchase the remaining equity interest of PMC on March 31, 1998. In accordance with the terms of the option, the aggregate purchase price for these shares will be approximately $23,000,000 and paid in shares of the Company's common stock. In connection with the PMC transaction, the Company established a revolving line of credit of $2,000,000 for PMC for a period of five years of which $1,550,000 was outstanding as of December 31, 1997 and none was outstanding at December 31, 1996.

                          PHYCOR, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(6)    INTANGIBLE ASSETS

       Intangible assets at December 31, consist of the following (in thousands):



                                                         1997         1996
                                                       --------      -------
Clinic service agreements                              $777,972      533,014
Excess of cost of acquired assets over fair value        71,524       44,511
Franchise rights                                          2,717        2,710
Loan issuance costs                                       7,552        7,230
                                                       --------      -------

                                                        859,765      587,465
Less accumulated amortization                            52,039       27,760
                                                       --------      -------

     Intangible assets, net                            $807,726      559,705
                                                       ========      =======


Recognition of impairment of clinic service agreement assets in 1997 totaled $49,041,000. See additional discussion in footnote 13, "Non-recurring Charge."

(7)    FAIR VALUE OF FINANCIAL INSTRUMENTS

       As of December 31, 1997 and 1996, the fair value of the Company's cash and cash equivalents, accounts receivable, accounts payable, due to physician groups, and accrued expenses approximated their carrying value because of the short maturities of those financial instruments. The fair value of the Company's long-term debt also approximates its carrying value since the related notes bear interest at current market rates.

       The estimated fair value of the convertible subordinated notes payable to physician groups was approximately $65,218,000 and $102,723,000 as of December 31, 1997 and 1996, respectively. The carrying value of these notes was approximately $61,576,000 and $83,918,000 at December 31, 1997 and 1996, respectively. The estimated fair value of these convertible securities is based on the greater of their face value and the closing market value of the common shares into which they could have been converted at the respective balance sheet date. The estimated fair value of the Company's convertible subordinated debentures was $195,000,000 and $198,000,000 as of December 31, 1997 and 1996, respectively, compared to a carrying value of $200,000,000. The estimated fair value of these convertible debentures is based on current market indicators or quotes from brokers.

(8)    CONVERTIBLE SUBORDINATED NOTES PAYABLE TO PHYSICIAN GROUPS

       At December 31, 1997 and 1996, the Company had outstanding subordinated convertible notes payable to affiliated physician groups in the aggregate principal amount of approximately $61,576,000 and $83,918,000, respectively. These notes bear interest at rates of 5.84% to 7.0% and are convertible into shares of the Company's common stock at conversion prices ranging from $9.59 to $57.78 per share. A convertible subordinated note of $33,295,000 issued in connection with the Guthrie Clinic transaction will be convertible into approximately 903,000 shares of common stock upon the Company's acquisition of the clinic's assets prior to November 17, 2005. If the then current price of the common stock is less than the conversion price, PhyCor will pay the clinic the principal amount of the note. The remaining convertible notes may be converted into approximately 1,263,000 shares of common stock, with 648,000 shares convertible at December 31, 1997 and 615,000 shares convertible commencing on varying dates in 1998 through 2002 at the option of the holders.

                                                                     (Continued)

                          PHYCOR, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




(9)    CONVERTIBLE SUBORDINATED DEBENTURES

       At December 31, 1994, the Company had $28,655,000 of convertible subordinated debentures outstanding. The debentures had a coupon rate of 6.5% and were convertible into the Company's common stock at $5.87 per share. The Company called for redemption effective January 20, 1995, all outstanding debentures at a redemption price of 105.2% of par value plus accrued interest. In January 1995, prior to the redemption date, the debentures were converted into common stock of the Company.

       During February 1996, the Company completed a public offering of convertible subordinated debentures, which mature in 2003. Gross and net proceeds from the offering were $200,000,000 and approximately $194,395,000, respectively. The debentures were priced at par with a coupon rate of 4.5% and are convertible into the Company's common stock at $38.67 per share. The debentures may not be redeemed at the Company's option prior to February 15, 1998. From February 15, 1998 to February 15, 1999, the bonds may be redeemed only if the price of the Company's common stock exceeds $54.13. From February 15, 1999 to maturity, the bonds may be redeemed at prices decreasing from 102.572% of face value to face value.

(10)   LONG-TERM DEBT

       Long-term debt at December 31, consists of the following (in thousands):

                                                                                1997         1996
                                                                              --------      -------
            Bank credit facility, bearing interest at a weighted average
                rate of 6.75% at December 31, 1997                            $204,000      119,000
            Mortgages payable, bearing interest at rates ranging from
                8.00% to 10.5%, secured by land, building, and
                certain equipment                                                3,704        3,899
            Other notes payable                                                  4,333          637
                                                                              --------      -------
                         Total long-term debt                                  212,037      123,536

            Less current installments                                            1,144          424
                                                                              --------      -------
            Long-term debt, excluding current installments                    $210,893      123,112
                                                                              ========      =======


       In July 1997, the Company completed modifications to its bank credit facility (Bank Credit Facility), which included the revision of certain terms and conditions and the addition of seven participating financial institutions. The revised Bank Credit Facility provides for a five-year, $250,000,000 revolving line of credit and a $150,000,000 364-day facility for use by the Company prior to July 2002, for acquisitions, working capital, capital expenditures and general corporate purposes. The total drawn cost of borrowings under the Bank Credit Facility ranges from .375% to .75% above the applicable eurodollar rate or the agent's base rate plus .10% to .225% per annum. In 1997, the Company entered into an interest rate swap agreement to reduce the exposure to fluctuating interest rates with respect to $100,000,000 of its bank credit facility which has been fixed at the rate of 5.85% relative to the three month floating LIBOR. The interest rate swap agreement matures in October 2002, with a lender's option to terminate beginning October 1999.


                                                                     (Continued)

                          PHYCOR, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



The Bank Credit Facility contains covenants which, among other things, require the Company to maintain certain financial ratios and impose certain limitations or prohibitions on the Company with respect to (i) the incurrence of certain indebtedness, (ii) the creation of security interest on the assets of the Company, and (iii) the payment of cash dividends on, and the redemption or repurchase of, securities of the Company, (iv) investments and (v) acquisitions. The Company is required to obtain bank consent for acquisitions with an aggregate purchase price of $75.0 million or more. The Company was in compliance with such covenants at December 31, 1997.

The aggregate maturities of long-term debt at December 31, 1997, are as follows (in thousands):

                     1998                     $  1,144
                     1999                          969
                     2000                          880
                     2001                          752
                     2002                      204,774
                     Thereafter                  3,518
                                              --------
                                              $212,037
                                              ========


(11)   LEASES

       The Company has entered into operating leases of commercial property and clinic equipment with affiliated physician groups and third parties. Commercial properties under operating leases include clinic buildings, satellite operations, and administrative facilities. Capital leases relating to clinic equipment expire at various dates during the next five years.

       The future minimum lease payments under noncancelable operating leases and the present value of future minimum capital lease payments at December 31, 1997, are as follows (in thousands):

                                                                                         NET
                                                                          CAPITAL     OPERATING
                                                                          LEASES        LEASES
                                                                          -------      -------
  1998                                                                    $ 4,134       2,932
  1999                                                                      2,902       2,577
  2000                                                                      2,208       1,721
  2001                                                                        723       1,375
  2002                                                                        138       1,325
  Thereafter                                                                   14       1,094
                                                                          -------      ------
Total minimum lease payments                                              $10,119      11,024
                                                                                       ======
Less amount representing interest (at rates ranging from 10% to 13%)        1,462
                                                                          -------
Present value of net minimum capital lease payments                         8,657

Less current installments of obligations under capital leases               3,564
                                                                          -------
Obligations under capital leases, excluding current installments          $ 5,093
                                                                          =======

                                                                    (Continued)

                          PHYCOR, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



At December 31, 1997 and 1996, equipment with a cost of approximately $20,080,000 and $9,571,000, and accumulated depreciation of approximately $8,215,000 and $6,054,000, respectively, was held under capital leases.

Net payments under operating leases include total commitments of $801,769,000 reduced by amounts to be reimbursed under clinic service agreements of $790,745,000. Payments due under operating leases include $434,479,000 payable to physician groups and their affiliates. In the event of a service agreement termination, any related lease obligations are also terminated.

(12)   SHAREHOLDERS' EQUITY

       (A)    COMMON STOCK

              On June 23, 1995, the Company completed a public offering of 6,955,000 shares of its common stock. Net proceeds from the offering were approximately $110.9 million. In the first quarter of 1997, the Company completed an additional public offering of 7,295,000 shares of its common stock. Net proceeds from the offering were approximately $210.0 million.

              On August 18, 1995, the Company declared a three-for-two stock split to shareholders of record on September 1, 1995. Another three-for-two stock split was declared on May 17, 1996 to shareholders of record on May 31, 1996. All common share and per share data included in the accompanying consolidated financial statements and footnotes thereto have been restated to reflect these stock splits.

       (B)    PREFERRED STOCK

              The Company has 10,000,000 shares of authorized but unissued preferred stock. The Company has reserved for issuance 500,000 shares of Series A Junior Participating Preferred Stock issuable in the event of certain change-in-control events.

                          PHYCOR, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



       (C)    WARRANTS

              In June 1995, the Company issued warrants for the purchase of 348,001 shares of common stock in connection with the PMC offering, which consisted of the warrants and shares of PMC's Class B common stock. The exercise price of the warrants is $15.40. The warrants are exercisable at any time prior to May 2005. In connection with certain clinic transactions, the Company has issued warrants for the purchase of a total of 546,010 shares of common stock. The following represents a summary of warrants outstanding at December 31, 1997:



                                                                                EXERCISABLE AT
    GRANT              EXPIRATION             NUMBER          EXERCISE           DECEMBER 31,
    DATE                  DATE               OF SHARES          PRICE                1997
    -----                 -----              --------           -----               ------
February 1992             2002                  7,188        $   4.74                7,188
June 1995                 2005                348,001           15.40              348,001
November 1995             2003                387,967           25.78                   --
April 1996                2002                 50,208           29.87                   --
July 1996                 2002                 67,835           44.23                   --
February 1997             2007                250,000           31.13                   --
May 1997                  2007                250,000           27.75                   --
August 1997               2002                 40,000           33.16                   --
                                             --------                             --------

                                            1,401,199                              355,189
                                             ========                             ========


       (D)    1988 STOCK INCENTIVE PLAN AND DIRECTORS' STOCK PLAN

              The Company has two stock option plans. Under the Amended 1988 Incentive Stock Plan ("Incentive Plan"), the Company has reserved 17,000,000 shares of its common stock for issuance pursuant to option and stock grants to employees and directors. Under the Amended 1992 Directors Stock Plan ("Directors Plan"), 337,500 shares of common stock are reserved. Under both plans, stock options are granted with an exercise price equal to the estimated fair market value of the Company's common stock on the date of grant. All options have a term of ten years and become exercisable in installments over periods ranging up to five years. In addition to options granted under the two plans, the Company has granted options for the purchase of 25,313 shares of its common stock to a director of the Company and a consultant.

              At December 31, 1997, there were approximately 2,758,000 and 134,000 additional shares available for grant under the Incentive Plan and the Directors Plan, respectively.

              The per share weighted-average fair value of stock options granted during 1997, 1996 and 1995 was $15.18, $16.97, and $9.25 on the
              date of grant using the Black Scholes option-pricing model with the following assumptions: an expected dividend yield of 0.0% for all years, expected volatility of 56% in 1997 and 1996, and 43% in 1995, risk-free interest rate ranging from 5.88% to 6.63% in 1997, 5.25% to 6.63% in 1996 and 5.50% to 7.75% in 1995, and an expected life of five years for all years.

                                                                     (Continued)

                          PHYCOR, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




The Company applies APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below (in thousands except for earnings per share):



                                                                                  1997             1996              1995
                                                                                  -----            -----             -----
                  Net income (loss)                       As reported           $  3,209           36,380           21,874
                                                          Pro forma              (13,806)          30,133           20,673
                  Basic earnings (loss) per share         As reported           $    .05              .67              .45
                                                          Pro forma                 (.22)             .55              .42
                  Diluted earnings (loss) per share       As reported           $    .05              .60              .41
                                                          Pro forma                 (.22)             .49              .39

Pro forma net income reflects only options granted beginning in 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

Stock option activity during the periods indicated is as follows (shares in thousands):


                                                   NUMBER OF        WEIGHTED-AVERAGE
                                                    SHARES           EXERCISE PRICE
                                                    ------          ----------------

  Balance at December 31, 1994                        4,870              $ 7.13
           Granted                                    2,924               19.81
           Exercised                                   (113)               4.27
           Forfeited                                   (127)               9.36
                                                     ------

  Balance at December 31, 1995                        7,554               11.93
           Granted                                    3,164               30.55
           Exercised                                   (297)               5.25
           Forfeited                                   (134)              19.49
                                                     ------

  Balance at December 31, 1996                       10,287               17.84
           Granted                                    3,542               27.81
           Exercised                                   (544)               6.14
           Forfeited                                   (302)              22.91
                                                     ------              ------

  Balance at December 31, 1997                       12,983              $20.99
                                                     ======              ======

                                                                     (Continued)

                          PHYCOR, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




At December 31, 1997, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $2.97 - $38.33 and 8.16 years, respectively.

At December 31, 1997, 1996, and 1995, the number of options exercisable was 2,268,000, 1,392,000, and 854,000, respectively, and the weighted-average exercise price of those options was $7.02, $5.23, and $4.15, respectively.

(E) STOCK PURCHASE PLANS

The Company has reserved 843,750 common shares for issuance pursuant to its employee stock purchase plan. During 1997 and 1996, approximately 82,000 and 110,000 shares were issued relative to the plan. Shares issued under the employee stock purchase plan will generally be priced at the lower of 85% of the fair market value of the Company's common stock on the first or the last trading days of the plan year.

The Company also established the 1996 Affiliate Stock Purchase Plan and has reserved 2,250,000 common shares for this plan. Eligible participants generally include physicians and other employees of medical clinics with which the Company has a management or service agreement and employees of limited liability companies and partnerships in which the Company has an equity interest of at least 50%. Shares issued under the plan will be priced using a similar method as that of the employee stock purchase plan. During 1997, approximately 343,000 shares were issued under this plan and no shares were issued in 1996.

Pro forma compensation expense included in the pro forma calculation above is recognized for the fair value of each stock purchase right estimated on the date of grant using the Black Scholes pricing model. The following assumptions were used for stock purchases: an expected dividend yield of 0.0% for all years, expected volatility of 56% in 1997 and 1996, risk-free interest rate of 6.0% in 1997 and 6.25% in 1996 and an expected life of one year for all years.




                                                                     (Continued)

                          PHYCOR, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(F) RECONCILIATION OF EARNINGS PER SHARE CALCULATION

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for net earnings:

                                                   INCOME          SHARES       PER
                                                  (NUMERATOR)   (DENOMINATOR)  SHARE
                                                  -----------   -------------  -----
FOR THE YEAR ENDED DECEMBER 31, 1997
------------------------------------
BASIC EPS
Income available to common shareholders             $ 3,209         62,899      .05
                                                                                ===
EFFECT OF DILUTIVE SECURITIES
Options                                                  --          2,353
Warrants                                                 --            225
Convertible Notes                                        --          1,457
                                                    -------         ------

DILUTED EPS
Income available to common shareholders             $ 3,209         66,934      .05
                                                    =======         ======      ===


FOR THE YEAR ENDED DECEMBER 31, 1996
BASIC EPS
Income available to common shareholders             $36,380         54,608      .67
                                                                                ===

EFFECT OF DILUTIVE SECURITIES
Options                                                  --          4,520
Warrants                                                 --            290
Convertible Notes                                        --          1,678
                                                    -------         ------

DILUTED EPS
Income available to common shareholders             $36,380         61,096      .60
                                                    =======         ======      ===

FOR THE YEAR ENDED DECEMBER 31, 1995
BASIC EPS
Income available to common shareholders             $21,874         48,817      .45
                                                                                ===

EFFECT OF DILUTIVE SECURITIES
Options                                                  --          2,937
Warrants                                                 --             87
Convertible Notes                                        --          1,669
Convertible Debentures                                   49            152
                                                    -------         ------

DILUTED EPS
Income available to common shareholders             $21,923         53,662      .41
                                                    =======         ======      ===

                                                                     (Continued)

                          PHYCOR, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




Options and warrants to purchase 162,000 and 18,000 shares of common stock were outstanding during 1997 and 1996, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares, resulting in the options being antidilutive. Interest paid on the convertible notes is offset by service agreement fees received by the Company of an equal amount.


(13)   NON-RECURRING CHARGE



The following table sets forth the components of the non-recurring charge (in thousands):



Writedown of assets to be disposed of to fair value less costs to sell      $29,220
Recognition of impairment of assets acquired and related
service agreement intangibles                                                54,225
                                                                            -------
                                                                            $83,445




The Company determined to dispose of certain clinics in the fourth quarter of 1997 due to circumstances arising in that quarter that indicated to the Company that those clinics could not be operated at an acceptable profit level. The Company expects to dispose of the assets and service agreements related to such clinics in 1998. Clinic net assets to be disposed composed of current assets, property and equipment, intangibles and other assets totaling $3,237,000 have been included in prepaid expense and other current assets. Net losses from the clinics to be disposed of totaled $666,000 in 1997.


In addition, the Company reviewed certain of its clinics, consistent with SFAS 121, when specific events occurred in the fourth quarter that indicated that the individual clinics involved could be impaired (i.e. physician group declared bankruptcy, notifications of physician termination, etc.). The Company determined that an impairment had occurred and wrote down the associated clinic assets and service agreement intangibles to fair value determined by discounting future operating cash flows of the related physician groups.

(14)   INCOME TAX EXPENSE

       Income tax expense for the years ended December 31, 1997, 1996, and 1995, consists of (in thousands):


                 1997          1996        1995
               --------       ------      ------
Current:
  Federal      $ 12,724       10,935       9,476
  State           3,051        2,224       1,499
Deferred:
  Federal       (10,391)       9,354       2,564
  State             714          262         384
               --------       ------      ------

               $  6,098       22,775      13,923
               ========       ======      ======


                                                                   (Continued)

                          PHYCOR, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



For federal income tax purposes, the Company receives a deduction arising from the exercise of non-qualified stock options equal to the difference between the fair market value at date of exercise and the exercise price. This tax benefit was recorded as a credit to common stock in the amount of $5,464,000, $2,940,000, and $625,000 in 1997, 1996, and 1995, respectively.

Total income tax expense differed from the amount computed by applying the U.S. federal income tax rate of 35 percent in 1997, 1996, and 1995 to earnings before income taxes as a result of the following (in thousands):



                                                                 1997          1996         1995
                                                               -------       -------       ------
Computed "expected" tax expense                                $ 3,257        20,704       12,529
Increase (reduction) in income taxes resulting from:
    State income taxes, net of federal income tax benefit        2,447         1,616        1,224
    Increase in deferred tax rate                                   --            --          160
    Amortization of nondeductible goodwill                         791           499           --
    Other                                                         (397)          (44)          10
                                                               -------       -------       ------

         Total income tax expense                              $ 6,098        22,775       13,923
                                                               =======       =======       ======

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and deferred tax liability at December 31 are presented below (in thousands):


                                                                               1997          1996
                                                                             --------       -------
Deferred tax assets:
    Reserves for incurred but not reported self-insurance claims             $  9,289         3,013
    Operating loss carryforwards                                                9,668         4,921
    Cash to accrual adjustment                                                 14,883            --
    Other                                                                       2,406         1,427
                                                                             --------       -------

            Total gross deferred tax asset                                     36,246         9,361

    Less valuation allowance                                                  (12,315)       (3,441)
                                                                             --------       -------

            Net deferred tax asset                                           $ 23,931         5,920
                                                                             --------       -------

Deferred tax liability:
    Plant and equipment, principally due to differences in depreciation      $ 10,398         6,968
    Capital leases                                                              3,672         2,347
    Clinic service agreements                                                  24,971        10,265
    Prepaid expenses                                                            2,033         1,726
    Income from partnerships                                                    4,889         1,506
    Accounts receivable                                                         3,811            --
    Other                                                                       1,397           382
                                                                             --------       -------

            Total gross deferred tax liability                                 51,171        23,194
                                                                             --------       -------

            Net deferred tax liability                                       $ 27,240        17,274
                                                                             ========       =======

                                                                     (Continued)

                          PHYCOR, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




       The significant components of the deferred tax expense as of December 31, 1997 and 1996 are as follows (in thousands):

                                              1997          1996
                                            --------       -----
Change in net deferred tax liability        $  9,966       9,616
Deferred taxes of acquired entities          (19,643)         --
                                            --------       -----

        Deferred tax (benefit) expense      $ (9,677)      9,616
                                            ========       =====


       The net change in the total valuation allowance for the year ended December 31, 1997, which primarily relates to federal and state net operating loss carryforwards and expenses relating to the nonrecurring charge not expected to be deductible for state tax purposes, was an increase of $8,874,000. Included in curret tax expense is a benefit of $725,000 for deductible expenses associated with the non-recurring charge. Additionally, $28.5 million related to the non-recurring charge was recognized as a deferred tax asset as it is more likely than not to be realized in future periods. As of December 31, 1997, the Company had approximately $6,950,000 of federal and $118,034,000 of state net operating loss carryforwards which begin to expire in 2007. The utilization of these carryforwards is subject to the future level of taxable income of the applicable subsidiaries.


       The Company has been the subject of an audit by the IRS since 1991, and the IRS has proposed adjustments relating to the timing of recognition for tax purposes of certain revenue and deductions relating to uncollectable accounts. PhyCor disagrees with the positions asserted by the IRS and is vigorously contesting these proposed adjustments. The Company believes that any adjustments resulting from resolution of this disagreement would not affect reported net earnings of PhyCor but would defer tax benefits and change the levels of current and deferred tax assets and liabilities.

(15)   EMPLOYEE BENEFIT PLANS

       As of January 1, 1989, the Company adopted the PhyCor, Inc. Savings and Profit Sharing Plan. The Plan is a defined contribution plan covering substantially all employees. Company contributions are based on specified percentages of employee compensation. The Company funds contributions as accrued. The contributions for 1997, 1996, and 1995 amounted to $10,245,000, $7,803,000, and $3,976,000, respectively.

       In connection with certain of the Company's acquisitions, the Company adopted employee retirement plans previously sponsored solely by the physician groups. The Company has recognized as expense its required contributions to be made to the plans of approximately $4,789,000, $3,174,000, and $1,248,000 relative to its employees for 1997, 1996, and 1995, respectively.


                                                                     (Continued)

                          PHYCOR, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




(16)   COMMITMENTS AND CONTINGENCIES

       (A)   EMPLOYMENT AGREEMENTS

              The Company has entered into employment agreements with certain of its management employees, which include, among other terms, noncompete provisions and salary and benefits continuation.

       (B)   COMMITMENTS TO PHYSICIAN GROUPS

              Under terms of certain of its service agreements, the Company is committed to provide capital for the improvement and expansion of clinic facilities. The commitments vary depending on such factors as total capital expenditures, the number of physicians practicing at each clinic, and the cost of specific planned projects. All projects funded under these commitments must be approved by the Company before they commence.

              The Company is also committed to provide, under certain circumstances, advances to physician groups to principally finance the recruitment of new physicians. These advances will be repaid out of the physician groups' share of future clinic revenue. At December 31, 1997 and 1996, $4,038,000, and $2,230,000,
              respectively, of such advances were outstanding.

        (C)   LITIGATION

              The Company is subject to various claims and legal actions which arise in the ordinary course of business, certain of which could be material. In the opinion of management, the ultimate resolution of such matters will be adequately covered by the insurance and will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

        (D)   INSURANCE

              The Company and its affiliated physician groups are insured with respect to medical malpractice risks on a claims-made basis. There are known claims and incidents that may result in the assertion of additional claims, as well as claims from unknown incidents that may be asserted. Management is not aware of any claims against it or its affiliated physician groups which might have a material impact on the Company's financial position.

        (E)   CONTINGENT CONSIDERATION

              In connection with the acquisition of clinic operating assets, the Company is contingently obligated to pay an estimated additional $83,000,000 in future years, depending on the achievement of certain financial and operational objectives by the related physician groups. Such liability, if any, will be recorded in the period in which the outcome of the contingency becomes known. Any payment made will be allocated among the assets acquired and will not immediately be charged to expense.


(17)     SUBSEQUENT EVENT (UNAUDITED)

         Effective April 1, 1998, the Company changed its policy with respect to amortization of intangible assets. All existing and future intangible assets will be amortized over a period not to exceed 25 years from the inception of the respective intangible assets. Had the Company adopted this policy at the beginning of 1997, net income would have been decreased by approximately $7.0 million and diluted earnings per share would have been decreased by approximately $0.10.

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

         (3) EXHIBITS:



   EXHIBIT
   NUMBER                    DESCRIPTION OF EXHIBITS
   -------                   -----------------------
    3.1     --    Amended Bylaws of the Registrant (1)
    3.2     --    Restated Charter of the Registrant (1)
    3.3     --    Amendment to Restated Charter of the Registrant (2)
    3.4     --    Amendment to Restated Charter of the Registrant (3)
    4.1     --    Form of 4.5% Convertible Subordinated Debenture due 2003 (4)
    4.2     --    Form of Indenture by and between the Registrant and First
                  American National Bank, N.A. (4)
    10.1    --    Form of Amended and Restated Employment Agreements dated
                  August 1, 1997 entered into by each of Messrs. Hutts, Reeves,
                  Dent and Wright (5)
    10.2    --    Registrant's Amended 1988 Incentive Stock Plan (6)
    10.3    --    Registrant's Amended 1992 Non-Qualified Stock Option Plan for
                  Non-Employee Directors (6)
    10.4    --    Registrant's 1991 Amended Employee Stock Purchase Plan (7)
    10.5    --    Registrant's Savings and Profit Sharing Plan (7)
    10.6    --    $150,000,000 Amended and Restated Credit Agreement, dated as of July 1, 1997, among the Registrant, the Banks named
                  therein and Citibank, N.A. (5)
    10.7    --    $250,000,000 Amended and Restated Revolving Credit Agreement
                  dated as of July 1, 1997, among the Registrant, the Banks
                  named therein and Citibank, N.A. (5)
    10.8    --    Amended and Restated Agreement of Merger, dated October 1,
                  1996, by and between the Registrant and Straub Clinic &
                  Hospital, Incorporated (8)
    10.9    --    Service Agreement, dated as of January 17, 1997, by and between
                  PhyCor of Hawaii, Inc. and Straub Clinic & Hospital, Inc. (8)
    10.10   --    Supplemental Executive Retirement Plan (5)
    21      --    List of subsidiaries of the Registrant (5)
    23      --    Consent of KPMG Peat Marwick LLP
    27.1    --    Financial Data Schedule for fiscal year ended December 31,
                  1997(for SEC use only) (5)
    27.2    --    Financial Data Schedule for fiscal year ended December 31,
                  1996(for SEC use only) (5)


---------------


(1) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, Commission No. 0-19786.
(2) Incorporated by referenced to exhibits filed with the Registrant's Registration Statement on Form S-3, Commission No. 33-93018.
(3) Incorporated by referenced to exhibits filed with the Registrant's Registration Statement on Form S-3, Commission No. 33-98528.
(4) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-3, Registration No. 333-328.
(5)      Previously filed.
(6) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, Commission No. 0-19786.
(7) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, Commission No. 0-19786.
(8) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-4, Commission No. 333-15459.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Nashville, State of Tennessee, on May 14, 1998.


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



 /s/ Joseph C. Hutts                     Chairman of the Board, President     May 14, 1998
-----------------------------------        and Chief Executive Officer
Joseph C. Hutts                           (Principal Executive Officer)
                                                 and Director

 /s/ Derril W. Reeves                    Executive Vice President,            May 14, 1998
-----------------------------------      Development and Director
Derril W. Reeves

 /s/ John K. Crawford                    Vice President and Chief Financial   May 14, 1998
-----------------------------------      Officer (Principal Financial and
John K. Crawford                              Accounting Officer)

 /s/ Thompson S. Dent                    Executive Vice President,            May 14 1998
-----------------------------------       Operations and Director
Thompson S. Dent

 /s/ Richard D. Wright                   Executive Vice President,            May 14, 1998
-----------------------------------    Corporate Services and Director
Richard D. Wright

 /s/ Ronald B. Ashworth                         Director                      May 14, 1998
-----------------------------------
Ronald B. Ashworth

 /s/ Sam A. Brooks, Jr.                         Director                      May 14, 1998
-----------------------------------
Sam A. Brooks, Jr.

 /s/ Winfield Dunn                              Director                      May 14, 1998
-----------------------------------
Winfield Dunn

 /s/ C. Sage Givens                             Director                      May 14, 1998
-----------------------------------
C. Sage Givens

 /s/ Joseph A. Hill, M.D.                       Director                      May 14, 1998
-----------------------------------
Joseph A. Hill, M.D.

 /s/ James A. Moncrief, M.D.                    Director                      May 14, 1998
-----------------------------------
James A. Moncrief, M.D.

 /s/ Kay Coles James                            Director                      May 14, 1998
-----------------------------------
Kay Coles James

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

                                  EXHIBIT INDEX






   EXHIBIT
   NUMBER                    DESCRIPTION OF EXHIBITS
   -------                   -----------------------
    3.1     --    Amended Bylaws of the Registrant (1)
    3.2     --    Restated Charter of the Registrant (1)
    3.3     --    Amendment to Restated Charter of the Registrant (2)
    3.4     --    Amendment to Restated Charter of the Registrant (3)
    4.1     --    Form of 4.5% Convertible Subordinated Debenture due 2003 (4)
    4.2     --    Form of Indenture by and between the Registrant and First
                  American National Bank, N.A. (4)
    10.1    --    Form of Amended and Restated Employment Agreements dated
                  August 1, 1997 entered into by each of Messrs. Hutts, Reeves,
                  Dent and Wright (5)
    10.2    --    Registrant's Amended 1988 Incentive Stock Plan (6)
    10.3    --    Registrant's Amended 1992 Non-Qualified Stock Option Plan for
                  Non-Employee Directors (6)
    10.4    --    Registrant's 1991 Amended Employee Stock Purchase Plan (7)
    10.5    --    Registrant's Savings and Profit Sharing Plan (7)
    10.6    --    $150,000,000 Amended and Restated Credit Agreement, dated as of July 1, 1997, among the Registrant, the Banks named
                  therein and Citibank, N.A. (5)
    10.7    --    $250,000,000 Amended and Restated Revolving Credit Agreement
                  dated as of July 1, 1997, among the Registrant, the Banks
                  named therein and Citibank, N.A. (5)
    10.8    --    Amended and Restated Agreement of Merger, dated October 1,
                  1996, by and between the Registrant and Straub Clinic &
                  Hospital, Incorporated (8)
    10.9    --    Service Agreement, dated as of January 17, 1997, by and between
                  PhyCor of Hawaii, Inc. and Straub Clinic & Hospital, Inc. (8)
    10.10   --    Supplemental Executive Retirement Plan (5)
    21      --    List of subsidiaries of the Registrant (5)
    23      --    Consent of KPMG Peat Marwick LLP
    27.1    --    Financial Data Schedule for fiscal year ended December 31,
                  1997(for SEC use only) (5)
    27.2    --    Financial Data Schedule for fiscal year ended December 31,
                  1996(for SEC use only) (5)




---------------
(1) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, Commission No. 0-19786.
(2) Incorporated by referenced to exhibits filed with the Registrant's Registration Statement on Form S-3, Commission No. 33-93018.
(3) Incorporated by referenced to exhibits filed with the Registrant's Registration Statement on Form S-3, Commission No. 33-98528.
(4) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-3, Registration No. 333-328.
(5)      Previously filed.
(6) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, Commission No. 0-19786.
(7) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, Commission No. 0-19786.
(8) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-4, Commission No. 333-15459.