Form 10-Q
period 1998-03-31
PHYCOR INC/TN
filed 1998-05-15
CIK 881400

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1998.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____________ to _______________.

                        COMMISSION FILE NUMBER: 0-19786

                                  PHYCOR, INC.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                  TENNESSEE                            62-1344801
         ------------------------------              ----------------
        (State or Other Jurisdiction of             (I.R.S. Employer
         Incorporation or Organization)             Identification No.)

                        30 BURTON HILLS BLVD., SUITE 400
                   NASHVILLE, TENNESSEE                   37215
              ------------------------------            --------
             (Address of Principal Executive           (Zip Code)
                       Offices)

       Registrant's Telephone Number, Including Area Code: (615) 665-9066
                                                           --------------

                                 NOT APPLICABLE
               --------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

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

         As of May 12, 1998, 66,862,437 shares of the Registrant's Common Stock were outstanding.

                          PHYCOR, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                March 31, 1998 (unaudited) and December 31, 1997
                 (All dollar amounts are expressed in thousands)

                              ASSETS                                              1998              1997
                              ------                                              -----             -----
                                                                               (Unaudited)
Current assets:
     Cash and cash equivalents                                                  $   43,820         38,160
     Accounts receivable, net                                                      424,384        391,668
     Inventories                                                                    18,629         18,578
     Prepaid expenses and other assets                                              50,827         48,158
                                                                                ----------      ---------

                  Total current assets                                             537,660        496,564

Property and equipment, net                                                        248,355        235,685
Intangible assets, net                                                             863,606        807,726
Other assets                                                                        17,597         22,801
                                                                                ----------      ---------

                  Total assets                                                  $1,667,218      1,562,776
                                                                                ==========      =========

               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------

Current liabilities:
     Current installments of long-term debt                                     $    1,194          1,144
     Current installments of obligations under capital leases                        3,495          3,564
     Accounts payable                                                               36,637         34,622
     Due to physician groups                                                        56,816         50,676
     Purchase price payable                                                        126,533        114,971
     Salaries and benefits payable                                                  40,150         37,141
     Other accrued expenses and liabilities                                         73,011         51,145
                                                                                ----------      ---------

                  Total current liabilities                                        337,836        293,263

Long-term debt, excluding current installments                                     248,818        210,893
Obligations under capital leases, excluding current installments                     4,718          5,093
Purchase price payable                                                              28,748         23,545
Deferred tax credits and other liabilities                                          55,914         57,918
Convertible subordinated notes payable to physician groups                          54,173         61,576
Convertible subordinated debentures                                                200,000        200,000
                                                                                ----------      ---------

                  Total liabilities                                                930,207        852,288
                                                                                ----------      ---------

Shareholders' equity :
     Preferred stock, no par value; 10,000,000 shares authorized                        --             --
     Common stock, no par value; 250,000,000 shares authorized; issued and outstanding, 66,316,000 shares in 1998 and 63,273,000 shares
         in 1997                                                                   679,309        645,288
     Retained earnings                                                              57,702         65,200
                                                                                ----------      ---------

                  Total shareholders' equity                                       737,011        710,488
                                                                                ----------      ---------

                  Total liabilities and shareholders' equity                    $1,667,218      1,562,776
                                                                                ==========      =========

See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                   Three months ended March 31, 1998 and 1997
     (All amounts are expressed in thousands, except for earnings per share)

                                   (Unaudited)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                          --------------------
                                                                          1998            1997
                                                                          ----            ----
Net revenue                                                             $ 322,695        250,652

Operating expenses:
     Clinic salaries, wages and benefits                                  120,711         94,864
     Clinic supplies                                                       53,106         39,264
     Purchased medical services                                             9,236          7,028
     Other clinic expenses                                                 48,902         39,023
     General corporate expenses                                             7,456          6,487
     Rents and lease expense                                               30,063         22,243
     Depreciation and amortization                                         18,175         13,722
     Provision for clinic restructuring and merger expenses                36,196           --
                                                                        ---------       --------

         Net operating expenses                                           323,845        222,631
                                                                        ---------       --------

         Earnings (loss) from operations                                   (1,150)        28,021

Interest income                                                              (745)        (1,053)
Interest expense                                                            7,522          6,159
                                                                        ---------       --------

         Earnings (loss) before income taxes and minority interest         (7,927)        22,915

Income tax (benefit) expense                                               (3,255)         7,704
Minority interest in earnings of consolidated partnerships                  2,826          2,904
                                                                        ---------       --------

         Net earnings (loss)                                            $  (7,498)        12,307
                                                                        =========       ========

Earnings (loss) per share:
     Basic                                                              $    (.12)           .21
     Diluted                                                                 (.12)           .19
                                                                        =========       ========

Weighted average number of shares and dilutive share
     equivalents outstanding:
         Basic                                                             64,928         58,396
         Diluted                                                           64,928         63,549
                                                                        =========       ========



See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                   Three months ended March 31, 1998 and 1997
                 (All dollar amounts are expressed in thousands)
                                   (Unaudited)

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                              -------------------
                                                                                              1998           1997
                                                                                              ----           ----
Cash flows from operating activities:
   Net earnings (loss)                                                                      $ (7,498)        12,307
   Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
       Depreciation and amortization                                                          18,175         13,722
       Minority interests                                                                      2,826          2,904
       Provision for clinic restructuring and merger expenses                                 36,196           --
       Increase (decrease) in cash, net of effects of acquisitions, due to changes in:
         Accounts receivable                                                                 (21,131)       (15,416)
         Inventories                                                                             282            118
         Prepaid expenses and other assets                                                    (3,080)         3,325
         Accounts payable                                                                       (625)        (5,485)
         Due to physician groups                                                               7,316          7,686
         Other accrued expenses and liabilities                                                4,108         (1,275)
                                                                                            --------       --------

               Net cash provided by operating activities                                      36,569         17,886
                                                                                            --------       --------

Cash flows from investing activities:
   Payments for acquisitions, net                                                            (34,539)      (150,959)
   Purchase of property and equipment                                                        (20,155)       (17,922)
   Payments to acquire other assets                                                          (10,312)        (1,798)
                                                                                            --------       --------

               Net cash used by investing activities                                         (65,006)      (170,679)
                                                                                            --------       --------

Cash flows from financing activities:
   Net proceeds from issuance of stock                                                         6,963        212,565
   Proceeds from long-term borrowings                                                         36,000        155,000
   Repayment of long-term borrowings                                                          (6,920)      (210,098)
   Repayment of obligations under capital leases                                                (767)        (1,972)
   Distributions of minority interests                                                        (1,179)          (676)
                                                                                            --------       --------

               Net cash provided by financing activities                                      34,097        154,819
                                                                                            --------       --------

Net increase in cash and cash equivalents                                                      5,660          2,026

Cash and cash equivalents - beginning of period                                               38,160         30,530
                                                                                            --------       --------

Cash and cash equivalents  - end of period                                                  $ 43,820         32,556
                                                                                            ========       ========

See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES

                   Three months ended March 31, 1998 and 1997
                 (All dollar amounts are expressed in thousands)

                                   (Unaudited)

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                            -------------------
                                                                            1998           1997
                                                                            ----           ----
SUPPLEMENTAL SCHEDULE OF INVESTING ACTIVITIES:
Effects of acquisitions:
   Assets acquired, net of cash                                           $ 85,581        257,568
   Liabilities assumed, net of deferred purchase price payments            (25,518)       (89,759)
   Issuance of convertible subordinated notes payable                       (1,317)        (8,672)
   Issuance of common stock                                                (21,457)        (8,178)
   Cash received from disposition of clinic assets                          (2,750)          --
                                                                          --------       --------

         Payments for acquisitions                                        $ 34,539        150,959
                                                                          ========       ========


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital lease obligations incurred to acquire
   equipment                                                              $    180            172
                                                                          ========       ========


Conversion of subordinated notes payable
   to common stock                                                        $  2,000          7,670
                                                                          ========       ========











See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

                   Three months ended March 31, 1998 and 1997


(1)    BASIS OF PRESENTATION
       ---------------------

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X.

       In the opinion of management, the unaudited interim consolidated financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals, which are necessary for a fair presentation of the financial position, and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

       These consolidated financial statements, footnote disclosures and other information should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K, as amended by the Annual Report on Form 10-K/A, for the year ended December 31, 1997.

(2)    ACQUISITIONS
       ------------

       (A)   MULTI-SPECIALTY MEDICAL CLINICS
             -------------------------------

             Through March 31, 1998 and during 1997, the Company, through wholly-owned subsidiaries, acquired certain operating assets of the following clinics:

                        CLINIC                               EFFECTIVE DATE                    LOCATION
                        -----                                --------------                    --------
              1998:
              Grove Hill Medical Center                      March 1, 1998             New Britain, Connecticut

              1997:
              Vancouver Clinic                               January 1, 1997           Vancouver, Washington
              First Physicians Medical Group                 February 1, 1997          Palm Springs, California
              St. Petersburg-Suncoast Medical Group          February 28, 1997         St. Petersburg, Florida
              Greater Chesapeake Medical Group               May 1, 1997               Annapolis, Maryland
              Welborn Clinic                                 June 1, 1997              Evansville, Indiana
              White-Wilson Medical Center                    July 1, 1997              Ft. Walton Beach, Florida
              Maui Medical Group                             September 1, 1997         Maui, Hawaii
              Murfreesboro Medical Clinic                    October 1, 1997           Murfreesboro, Tennessee
              West Florida Medical Center Clinic             October 1, 1997           Pensacola, Florida
              Northern California Medical Association        December 1, 1997          Santa Rosa, California
              Lakeview Medical Center (A)                    December 1, 1997          Suffolk, Virginia

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

                                                                     (Continued)

                          PHYCOR, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements




             The acquisitions were accounted for as purchases, and the accompanying consolidated financial statements include the results of operations from the dates of the respective acquisitions. Simultaneous with each acquisition, the Company entered into a long-term service agreement with the related clinic physician group. The service agreements are 40 years in length. In conjunction with certain acquisitions, the Company is obligated to make deferred payments to physician groups.

       (B)   NORTH AMERICAN MEDICAL MANAGEMENT, INC. (NORTH AMERICAN)
             -------------------------------------------------------

             Effective January 1, 1995, the Company completed its merger with North American, an operator and manager of independent practice associations (IPAs). The Company made additional payments for the North American acquisition pursuant to an earn-out formula during 1996 and 1997 totaling $35.0 million. A final payment of $35.0 million was made in April 1998, of which $13.0 million was paid in shares of the Company's common stock.

       (C)   PHYCOR MANAGEMENT CORPORATION (PMC)
             ----------------------------------

             In June 1995, the Company purchased a minority interest of approximately 9% in PMC and has managed PMC pursuant to a 10-year administrative services agreement. PMC develops and manages IPAs and provides other services to physician organizations. PhyCor acquired the remaining interest of PMC on March 31, 1998 for an aggregate purchase price of approximately $21.0 million paid in shares of the Company's common stock.

(3)    NET REVENUE
       -----------

       Clinic service agreement revenue is equal to the net revenue of the clinics, less amounts retained by physician groups. Net clinic revenue is recorded by the physician groups at established rates reduced by provisions for doubtful accounts and contractual adjustments. Contractual adjustments arise due to the terms of certain reimbursement and managed care contracts. Such adjustments represent the difference between charges at established rates and estimated recoverable amounts and are recognized in the period the services are rendered. Any differences between estimated contractual adjustments and actual final settlements under reimbursement contracts are recognized as contractual adjustments in the year final settlements are determined. The physician groups, rather than the Company, enter into the managed care contracts. Through calculation of its service fees, the Company shares indirectly in any capitation risk assumed by its affiliated physician groups.

       IPA management revenue is equal to the difference between the amount of capitation and risk pool payments payable to the IPAs managed by the Company less amounts retained by the IPA. The Company is not a party to the capitated contracts entered into by the IPAs, but it is exposed to losses to the extent of its share of deficits, if any, of the capitated revenue of the IPAs.



                                                                     (Continued)

                          PHYCOR, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements




       The following represent amounts included in the determination of net revenue (in thousands):

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                  ---------------------
                                                                                  1998             1997
                                                                                  ----             ----
       Gross physician group revenues                                           $841,519          643,157
       Less:
           Provisions for doubtful accounts and contractual adjustments          339,289          242,833
                                                                                --------          -------
           Net physician group revenue                                           502,230          400,324

       IPA revenue                                                               120,983           86,990
                                                                                --------          -------
           Net physician group and IPA revenue                                   623,213          487,314

       Less amounts retained by physician groups and IPAs:
           Physician group                                                       176,033          147,775
           Clinic technical employee compensation                                 23,228           17,295
           IPAs                                                                  101,257           71,592
                                                                                --------          -------
       Net revenue                                                              $322,695          250,652
                                                                                ========          =======

(4)    CAPITALIZATION
       --------------

       In the first quarter of 1997, the Company completed a public offering of 7,295,000 shares of its common stock at a price of $30.00 per share. Net proceeds from the offering of approximately $210.5 million were used to repay bank debt and accrued interest.

(5)    ASSETS TO BE DISPOSED OF AND RESTRUCTURED
       -----------------------------------------

       In the fourth quarter of 1997, the Company determined to dispose of certain clinic operations because of a variety of negative operating and market issues. The Company completed the disposal of one clinic in the first quarter of 1998, a second clinic in April 1998 and expects to complete the disposal of the third clinic by the end of 1998. Losses on the two clinics divested approximated the amounts accrued. Clinic net assets to be disposed of include current assets, property and equipment, intangibles and other assets totaling $1,807,000 and $3,237,000 at March 31, 1998 and December 31, 1997, respectively, and have been included in prepaid expenses and other current assets. Net losses from the clinics to be disposed of totaled $152,000 and $666,000 in the first quarter of 1998 and in 1997, respectively.

       In addition, restructuring charges totaling $22.0 million were recorded in the first quarter of 1998 with respect to seven of the Company's clinics that are being sold or restructured and included facility and lease termination costs, severance and other exit costs in the amount of $15,316,000, $4,611,000 and $2,073,000, respectively.

                                                                     (Continued)

       The Company is closing, consolidating or subleasing various leased facilities associated with the related physician groups and expects to complete such closings or subleases in 1998. During the first quarter of 1998, the Company paid approximately $1.5 million in costs associated with the above activities.

(6)    MERGER EXPENSES
       ---------------

       The Company recorded a pre-tax charge to earnings of approximately $14.2 million in the first quarter of 1998 relating to the termination of its merger agreement with MedPartners, Inc. This charge represents PhyCor's share of investment banking, legal, travel, accounting and other expenses incurred during the merger process.

(7)    NEW ACCOUNTING PRONOUNCEMENT
       ----------------------------

       Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". Comprehensive income generally includes all changes in equity during a period except those resulting from investments by shareholders and distributions to shareholders. Net income (loss) and comprehensive income
       (loss) were the same for the first quarter of 1998 and 1997.

(8)    SUBSEQUENT EVENT
       ----------------

       Effective April 1, 1998, the Company changed its policy with respect to amortization of intangible assets. All existing and future intangible assets will be amortized over a period not to exceed 25 years from the inception of the respective intangible assets. Had the Company adopted this policy at the beginning of 1997, amortization expense would have increased and diluted earnings per share would have decreased by approximately $2.8 million and $0.03, respectively. On the same basis, for the first quarter of 1998, amortization expense would have increased by approximately $3.3 million resulting in a decrease in diluted earnings per share of $0.03.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         PhyCor is a physician practice management company that acquires and operates multi-specialty medical clinics and develops and manages independent practice associations ("IPAs"). Including the pending transactions discussed below, the Company currently operates 60 clinics with approximately 4,130 physicians in 29 states and manages IPAs with over 21,900 physicians in 35 markets. The Company's affiliated physicians provide medical services under capitated contracts to approximately 1,233,000 patients, including approximately 184,000 Medicare-eligible patients.

         The Company's strategy is to position its affiliated multi-specialty medical clinics and IPAs to be the physician component of organized health care systems. PhyCor believes physician organizations create the value in these networks because physician decisions determine the cost and quality of health care.

         A substantial majority of the Company's revenue in the first quarter of 1998 and 1997 was earned under service agreements with multi-specialty medical clinics. Revenue earned under substantially all of the service agreements is equal to the net revenue of the clinics, less amounts retained by physician groups. The service agreements contain financial incentives for the Company to assist the physician groups in increasing clinic revenues and controlling expenses.

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

         During the first quarter of 1998, PhyCor affiliated with one multi-specialty clinic and numerous smaller medical practices and completed its purchase of certain operating assets of Lakeview Medical Center located in Suffolk, Virginia, which was operated under a management agreement during December 1997, adding a total of $62.3 million in assets. The principal assets acquired were accounts receivable, property and equipment and service agreement rights, an intangible asset. The consideration for the acquisitions consisted of approximately 60% cash, 38% liabilities assumed and 2% convertible notes. The cash portion of the purchase price was funded by a combination of operating cash flow and borrowings under the Company's bank credit facility. Property and equipment acquired consists mostly of clinic operating equipment.

         In December 1997, the Company announced that it had signed two separate agreements to purchase Atlanta-based First Physician Care, Inc. ("FPC"), a provider of practice management services, and Seattle-based CareWise, Inc. ("CareWise"), a nationally recognized leader in the consumer decision support industry. Both transactions, which are expected to be accounted for as poolings-of-interests, are currently expected to close in July of 1998. The Company expects to issue approximately 5.9 million shares of Common Stock in conjunction with these transactions.

         On May 11, 1998, the Company announced that it had entered into an interim management agreement and letter of intent to acquire certain assets and enter into a long-term service agreement with Watson Clinic, a 167-physician multi-specialty group based in Lakeland, Florida.

         The Company has historically amortized the goodwill and other intangible assets related to its service agreements over the periods during which the agreements are effective, ranging from 25 to 40 years. Effective April 1, 1998, the Company adopted a maximum of 25 years as the useful life for amortization of its intangible assets, including those acquired in prior years. Had this policy been in place for 1997, amortization expense would have increased by approximately $2.8 million in the first quarter of 1997 and $11.2 million for the full year. Applying the Company's historical tax rate, diluted earnings per share would have been reduced by $0.03 in the first quarter of 1997 and $0.10 for the full year of 1997. On the same basis, for the first quarter of 1998, amortization expense would have increased by $3.3 million resulting in a decrease in diluted earnings per share of $0.03.

RESULTS OF OPERATIONS

         The following table shows the percentage of net revenue represented by various expense and other income items reflected in the Company's Consolidated Statements of Operations.

                                                        THREE MONTHS
                                                       ENDED MARCH 31,
                                                   1998              1997
                                                  ------            ------
Net revenue.................................      100.0%            100.0%
Operating expenses
   Clinic salaries, wages and benefits......       37.4              37.8
   Clinic supplies..........................       16.5              15.6
   Purchased medical services...............        2.9               2.8
   Other clinic expenses....................       15.1              15.6
   General corporate expenses...............        2.3               2.6
   Rents and lease expense..................        9.3               8.9
   Depreciation and amortization............        5.6               5.5
   Provision for clinic restructuring
      and merger expenses...................       11.2                --
                                                 ------            ------
Operating expenses..........................      100.3 (A)          88.8
                                                 ------            ------
      Earnings (loss) from operations.......       (0.3)(A)          11.2
Interest income.............................       (0.2)             (0.4)
Interest expense............................        2.3               2.4
                                                 ------            ------
      Earnings (loss) before income taxes
       and minority interest................       (2.4)(A)           9.2
Income tax (benefit) expense................       (1.0)(A)           3.1
Minority interest...........................        0.9               1.2
                                                 ------            ------
      Net earnings (loss)...................       (2.3)%(A)          4.9%
                                                  ======           ======

(A) Excluding the effect of the provision for clinic restructuring and merger expenses in 1998, operating expenses, earnings from operations, earnings before income taxes and minority interest, income tax expense and net earnings, as a percent of net revenue, would have been 89.1%, 10.9%, 8.8%, 3.2% and 4.6%, respectively.

1998 Compared to 1997

         Net revenue increased $72.0 million from $250.7 million for the first quarter of 1997 to $322.7 million for the first quarter of 1998, or 28.7%. The increase in clinic net revenue was $67.9 million including $47.6 million in service fees resulting from newly acquired clinics in 1998 or the timing of entering into new service agreements in 1997 and was comprised of (i) a $59.0 million increase in service fees for reimbursement of clinic expenses incurred by the Company and (ii) a $8.9 million increase in the Company's share of clinic operating income and net physician group revenue. Net revenue from the 39 service agreements and 27 IPA markets (excluding clinics restructured or sold during the quarter) in effect for both quarters, increased by $23.7 million, or 10.8%, for the quarter compared with the same period in 1997. Same market growth resulted from the addition of new physicians, the expansion of ancillary services, and increases in patient volume and fees.

         During the first quarter of 1998, most categories of operating expenses were relatively stable as a percentage of net revenue when compared to the same period in 1997, despite the large increase in the dollar amounts resulting from acquisitions and clinic growth. The decrease in clinic salaries, wages and benefits and other clinic expenses as a percentage of net revenue resulted from the acquisition of clinics with lower levels of these expenses compared to the existing base of clinics. The increase in clinic supplies and rents and lease expense as a percentage of net revenue resulted from the acquisition of clinics with higher levels of these expenses compared to the existing base of clinics. The addition of pharmacies at certain existing clinics and new clinics which operate pharmacies also resulted in increased clinic supplies expense as a percentage of net revenue. While general corporate expenses decreased as a percentage of net revenue, the dollar amount of general corporate expenses increased as a result of the addition of corporate personnel to accommodate increased acquisition activity and to respond to increasing physician group needs for support in managed care negotiations, information systems implementation and clinical outcomes management programs.

         The provision for clinic restructuring of $22.0 million in the first quarter of 1998 relates to seven of the Company's clinics that are being restructured or sold and includes facility and lease termination costs, severance and other exit costs. In the fourth quarter of 1997, the Company recorded a non-recurring charge of $83.4 million related to asset revaluation at these same clinics. The charges address issues which developed in four of the Company's multi-specialty clinics which represent the Company's earliest developments of such clinics through the formation of new groups. Three other clinics included in the 1997 charge represent clinics disposed of or to be disposed of during 1998 because of a variety of negative operating and market issues. For additional discussion, see "Liquidity and Capital Resources".

         The Company also recorded a pre-tax charge to earnings of approximately $14.2 million in the first quarter of 1998 relating to the termination of its merger agreement with MedPartners, Inc. This charge represents PhyCor's share of investment banking, legal, travel, accounting and other expenses incurred during the merger process.

         The Company expects an effective tax rate of approximately 37.0% in 1998 before the tax benefit of the provision for clinic restructuring and merger expenses discussed above as compared to a rate of 38.5% in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1998, the Company had $199.8 million in working capital, compared to $203.3 million as of December 31, 1997. Also, the Company generated $36.6 million of cash flow from operations for the first quarter of 1998 compared to $17.9 million for the first quarter of 1997. At March 31, 1998, net accounts receivable of $424.4 million amounted to 71 days of net clinic revenue compared to $391.7 million and 72 days at the end of 1997.

         In the first quarter of 1998, $2.0 million of convertible subordinated notes issued in connection with physician group asset acquisitions were converted into Common Stock. These conversions, option exercises and other issuances of Common Stock less the net loss for the first quarter of 1998 resulted in an increase of $26.5 million in shareholders' equity compared to December 31, 1997.

         Capital expenditures during the first quarter of 1998 totaled $20.2 million. The Company is responsible for capital expenditures at its affiliated clinics under the terms of its service agreements. The Company expects to make approximately $54.0 million in capital expenditures during the remainder of 1998.

         In June 1995, the Company purchased a minority interest of approximately 9% in PhyCor Management Corporation ("PMC") and has managed PMC pursuant to a 10-year administrative services agreement. PMC develops and manages IPAs and provides other services to physician organizations. PhyCor acquired the remaining interests of PMC on March 31, 1998 for approximately 956,300 shares of the Company's Common Stock.

         Effective January 1, 1995, the Company completed its acquisition of North American Medical Management, Inc. ("North American"). The Company paid $20.0 million at closing and has made additional payments pursuant to an earn-out formula during 1996 and 1997 totaling $35.0 million. A final payment of $35.0 million was made pursuant to the earnout formula in April 1998. Of the final payment, $13.0 million was made in shares of the Company's Common Stock.

         In addition, deferred acquisition payments are payable to physician groups in the event such physician groups attain predetermined financial targets during established periods of time following the acquisitions. If each group satisfied their applicable financial targets for the periods covered, the Company would be required to pay an aggregate of approximately $83.0 million of additional consideration over the next five years, of which a maximum of $20.9 million would be payable during the remainder of 1998.

         In the fourth quarter of 1997, the Company recorded a non-recurring pre-tax charge to earnings of $83.4 million related to the revaluation of assets of seven of the Company's multi-specialty clinics. In the first quarter of 1998, the Company also recorded an additional charge of approximately $22.0 million relating to these clinics that are being restructured or sold. The non-recurring pre-tax charge was partially in response to issues which arose in four of the Company's multi-specialty clinics which represent the Company's earliest developments of such clinics through the formation of new groups. The clinics were considered to have an impairment of certain current assets, property and equipment, other assets and, primarily, intangible assets as a result of certain groups of physicians within a larger clinic terminating their relationship with the medical group affiliated with the Company and therefore affecting the future cash flows. The Company has modified its approach to this type of group formation, and recent group formations have been more successful. Three other clinics included in the charge represent clinics being disposed of because of a variety of negative operating and market issues including those related to market position and clinic demographics, physician relations, operating results and ongoing viability of the existing medical group. Although these factors have been present individually from time to time in various affiliated clinics and could occur in future clinic operations, the combined effect of the existence of these factors at the clinics disposed of resulted in clinic operations that made it difficult for the Company to effectively manage the clinics. One of these operations was sold in the first quarter of 1998 and the second sale was completed April 1, 1998. The remaining transaction is expected to be completed by the end of 1998. Losses on the two clinics divested approximated the amounts accrued. These assets were sold below carrying value for the reasons noted above, and given such facts, a sale at a discount to carrying value was considered more cost effective than a liquidation which might subject the Company to additional costs. The Company is not aware of circumstances that suggest that the clinics included in the non-recurring charge are indicative of a trend in the Company's operations or the industry in which the Company operates. There can be no assurance, however, that in the future a similar combination of negative characteristics will not develop at a clinic affiliated with the Company and result in the termination of the applicable service agreement or that in the future additional clinics will not terminate their relationships with the Company in a manner that may materially adversely affect the Company.

         PhyCor has been the subject of an audit by the Internal Revenue Service ("IRS") covering the years 1988 through 1993. The IRS has proposed adjustments relating to the timing of recognition for tax purposes of certain revenue and deductions relating to uncollectible accounts and a recharacterization of the Company's relationship with affiliated physician groups. PhyCor disagrees with the positions asserted by the IRS including any recharacterization and is vigorously contesting these proposed adjustments. The Company believes that any adjustments resulting from resolution of this disagreement would not affect reported net earnings of PhyCor but would defer tax benefits and change the levels of current and deferred tax assets and liabilities. For the years under audit, and potentially, for subsequent years, any such adjustments could result in material cash payments by the Company. PhyCor does not believe the resolution of this matter will have a material adverse effect on its financial condition, although there can be no assurance as to the outcome of this matter.

         In April 1998, the Company completed modifications to its bank credit facility which included the revision of certain terms and conditions. The Company's bank credit facility provides for a five-year, $500.0 million revolving line of credit for use by the Company prior to April 2003 for acquisitions, working capital, capital expenditures and general corporate purposes. The total drawn cost under the facility is either .275% to .75% above the applicable eurodollar rate or the agent's base rate plus .10% to .225% per annum. On October 17, 1997, the Company entered into an interest rate swap agreement to fix the interest rate on $100 million of debt at 5.85% relative to the three month floating LIBOR. The interest rate swap agreement matures in October 2002 with a lender's option to terminate beginning October 1999.

         The Company's bank credit facility contains covenants which, among other things, require the Company to maintain certain financial ratios and impose certain limitations or prohibitions on the Company with respect to (i) the incurring of certain indebtedness, (ii) the creation of security interests on the assets of the Company, (iii) the payment of cash dividends on, and the redemption or repurchase of, securities of the Company, (iv) investments and (v) acquisitions. The Company is required to obtain bank consent for an acquisition with an aggregate purchase price of $75.0 million or more. The Company was in compliance with such covenants at March 31, 1998.

         At March 31, 1998, the Company had cash and cash equivalents of approximately $43.8 million, and as of May 12, 1998, $204.6 million available under its bank credit facility. The Company believes that the combination of funds available under the Company's bank credit facility, together with cash reserves and cash flow from operations, should be sufficient to meet the Company's current planned acquisition, expansion, capital expenditures and working capital needs through 1998. The mergers of Carewise and FPC with PhyCor are expected to close in July of 1998. PhyCor expects to finance the transactions with a combination of approximately 5.9 million shares of newly issued Common Stock.

         In addition, in order to provide the funds necessary for the continued pursuit of the Company's long-term expansion strategy, the Company expects to continue to incur, from time to time, additional short-term and long-term indebtness and to issue equity and debt securities, the availability and terms of which will depend upon market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company.


         Forward-looking statements of PhyCor included herein or incorporated by reference including, but not limited to, those regarding future business prospects, the acquisition of additional clinics, the development of additional IPAs, the adequacy of PhyCor's capital resources, the future profitability of capitated fee arrangements and other statements regarding trends relating to various revenue and expense items, could be affected by a number of risks, uncertainties and other factors described in the Company's Annual Report on Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 1997.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No disclosure required.

                                     PART II
                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         From time to time, the Company issues subordinated convertible notes and warrants to purchase shares of the Company's Common Stock in connection with the acquisition of the assets of multi-specialty clinics and physician practice groups. In general, the subordinated convertible notes are convertible into shares of the Company's Common Stock following the anniversary of the issuance of the notes at a conversion price based on the market price of the Common Stock at the time the note was issued. The Company issues subordinated convertible notes, warrants, and shares of Common Stock upon conversion of notes and exercise of warrants in transactions intended to be exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Sections 3(a)(11), 3(b) or 4(2) thereunder. During the first quarter of 1998, the Company issued the following subordinated convertible notes, warrants and shares of Common Stock upon conversion of notes:

         On January 1, 1998, the Company issued subordinated convertible notes in the aggregate principal amount of $1,489,000 to Lakeview Medical Center.

         On March 1, 1998, the Company issued subordinated convertible notes in the aggregate principal amount of $7,000,000 to Grove Hill Medical Center, P.C.

         On March 10, 1998 and March 23, 1998, the Company issued 52,138 shares and 156,413 shares of Common Stock to Burns Clinic upon conversion of subordinated convertible notes in the principal amounts of $500,000 and $1,500,000, respectively.

         On March 31, 1998, the Company issued a total of 956,296 shares of Common Stock to shareholders of PhyCor Management Corporation ("PMC") in exchange for the Class B Common Stock of PMC.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

 (A)  EXHIBITS.


  EXHIBIT
  NUMBER          DESCRIPTION OF EXHIBITS
  -------         -----------------------
     3.1   --     Restated Charter of Registrant(1)
     3.2   --     Amendment to Restated Charter of the Registrant (2)
     3.3   --     Amendment to Restated Charter of the Registrant (3)
     3.4   --     Amended Bylaws of the Registrant (1)
     4.1   --     Specimen of Common Stock Certificate (4)
     4.2   --     Shareholder Rights Agreement, dated February 18, 1994, between the Registrant and First Union National Bank of North Carolina (5)
    27.1   --     Financial Data Schedule (for SEC use only)
    27.2   --     Financial Data Schedule (for SEC use only)

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

 (B)      REPORTS ON FORM 8-K.

          The Company filed a Current Report on Form 8-K on January 8, 1998 announcing the termination of the Plan and Agreement of Merger, dated October 29, 1997, with MedPartners, Inc. pursuant to Item 5 of Form 8-K; a Current Report on Form 8-K on January 16, 1998 announcing expected pre-tax charges to earnings in the fourth quarter of 1997 and the first quarter of 1998 pursuant to
Item 5 of Form 8-K; and a Current Report on Form 8-K on March 23, 1998 containing pro forma financial statements in compliance with the disclosure requirements of the Securities and Exchange Commission regarding the financial statements of businesses acquired or to be acquired.

                                   SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         PHYCOR, INC.

                                         By:  /s/  John K. Crawford
                                              ---------------------------------
                                              John K. Crawford
                                              Chief Financial Officer

 Date:   May 14, 1998