Form 10-Q
period 1998-06-30
PHYCOR INC/TN
filed 1998-08-14
CIK 881400

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM _____________ TO _____________.

                         COMMISSION FILE NUMBER: 0-19786

                                  PHYCOR, INC.
                                  ------------
             (Exact Name of Registrant as Specified in Its Charter)

                TENNESSEE                                    62-1344801
      ------------------------------                     ------------------
      (State or Other Jurisdiction of                    (I.R.S. Employer
      Incorporation or Organization)                     Identification No.)

     30 BURTON HILLS BLVD., SUITE 400
          NASHVILLE, TENNESSEE                                37215
     ---------------------------------------             -----------------
    (Address of Principal Executive Offices)                (Zip Code)

      Registrant's Telephone Number, Including Area Code: (615) 665-9066
                                                          --------------

                                 NOT APPLICABLE
                                 --------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


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

         As of August 12, 1998, 78,245,363 shares of the Registrant's Common Stock were outstanding.

                                     PART I

                             FINANCIAL INFORMATION

Item 1.  Financial Statements

                          PHYCOR, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                 June 30, 1998 (unaudited) and December 31, 1997
                 (All dollar amounts are expressed in thousands)


                                                                                 JUNE 30,  DECEMBER 31,
ASSETS                                                                            1998         1997
-------                                                                           -----       -----
                                                                               (Unaudited)
Current assets:
     Cash and cash equivalents                                                 $   63,336        38,160
     Accounts receivable, net                                                     436,759       391,668
     Inventories                                                                   20,692        18,578
     Prepaid expenses and other current assets                                     72,931        48,158
                                                                               ----------     ---------
                  Total current assets                                            593,718       496,564

Property and equipment, net                                                       271,571       235,685
Intangible assets, net                                                            997,057       807,726
Other assets                                                                       30,000        22,801
                                                                               ----------     ---------
                  Total assets                                                 $1,892,346     1,562,776
                                                                               ==========     =========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
     Current installments of long-term debt                                    $    5,526         1,144
     Current installments of obligations under capital leases                       3,214         3,564
     Accounts payable                                                              43,471        34,622
     Due to physician groups                                                       57,217        50,676
     Purchase price payable                                                        87,085       114,971
     Salaries and benefits payable                                                 41,979        37,141
     Other accrued expenses and liabilities                                       120,060        51,145
                                                                               ----------     ---------
                  Total current liabilities                                       358,552       293,263

Long-term debt, excluding current installments                                    354,539       210,893
Obligations under capital leases, excluding current installments                    4,153         5,093
Purchase price payable                                                             27,646        23,545
Deferred tax credits and other liabilities                                         47,420        57,918
Convertible subordinated notes payable to physician groups                         52,799        61,576
Convertible subordinated debentures                                               200,000       200,000
                                                                               ----------     ---------
                  Total liabilities                                             1,045,109       852,288
                                                                               ----------     ---------
Shareholders' equity:
     Preferred stock, no par value; 10,000,000 shares authorized:                   --            --
     Common stock, no par value; 250,000,000 shares authorized; issued
         and outstanding, 71,878,000 in 1998 and 63,273,000 shares in 1997        774,222       645,288
     Retained earnings                                                             73,015        65,200
                                                                               ----------     ---------
                  Total shareholders' equity                                      847,237       710,488
                                                                               ----------     ---------
                  Total liabilities and shareholders' equity                   $1,892,346     1,562,776
                                                                               ==========     =========

See accompanying notes to consolidated financial statements.

                         PHYCOR, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
            Three months and six months ended June 30, 1998 and 1997
    (All amounts are expressed in thousands, except for earnings per share)

                                   (Unaudited)


                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                         JUNE 30,                  JUNE 30,
                                                    ------------------         -----------------
                                                     1998         1997         1998         1997
                                                     ----         ----         ----         ----
Net revenue                                       $ 371,450      267,354      694,145      518,006
Operating expenses:
     Cost of provider services                       26,024         --         26,024         --
     Clinic salaries, wages and benefits            126,980      100,722      247,691      195,586
     Clinic supplies                                 56,543       42,374      109,649       81,638
     Purchased medical services                       9,337        7,661       18,573       14,689
     Other clinic expenses                           53,657       41,284      102,559       80,307
     General corporate expenses                       7,685        6,672       15,141       13,159
     Rents and lease expense                         31,650       23,717       61,713       45,960
     Depreciation and amortization                   22,835       14,938       41,010       28,660
     Provision for clinic restructuring
         and merger expenses                           --           --         36,196         --
                                                  ---------     --------     --------     --------
     Net operating expenses                         334,711      237,368      658,556      459,999
                                                  ---------     --------     --------     --------
         Earnings from operations                    36,739       29,986       35,589       58,007

Interest income                                        (747)        (660)      (1,492)      (1,713)
Interest expense                                      9,281        5,266       16,803       11,425
                                                  ---------     --------     --------     --------
         Earnings before income taxes and
              minority interest                      28,205       25,380       20,278       48,295

Income tax expense                                    8,993        8,689        5,738       16,393
Minority interest in earnings of
     consolidated partnerships                        3,899        2,985        6,725        5,889
                                                  ---------     --------     --------     --------
         Net earnings                             $  15,313       13,706        7,815       26,013
                                                  =========     ========     ========     ========
Earnings per share:
     Basic                                        $     .22          .22          .12          .43
     Diluted                                            .22          .20          .11          .39
                                                  =========     ========     ========     ========
Weighted average number of shares and dilutive
     share equivalents outstanding:
         Basic                                       68,779       63,570       67,516       61,095
         Diluted                                     70,857       68,191       70,024       65,932
                                                  =========     ========     ========     ========


See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
            Three months and six months ended June 30, 1998 and 1997
                 (All dollar amounts are expressed in thousands)
                                   (Unaudited)

                                                                   THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                        JUNE 30,                  JUNE 30,
                                                                   ------------------         -----------------
                                                                    1998         1997         1998        1997
                                                                    ----         ----         ----        ----
Cash flows from operating activities:
   Net earnings                                                  $  15,313      13,706        7,815       26,013
   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
       Depreciation and amortization                                22,835      14,938       41,010       28,660
       Minority interests                                            3,899       2,985        6,725        5,889
       Provision for clinic restructuring and merger expenses         --          --         36,196         --
       Increase (decrease) in cash, net of effects
         of acquisitions, due to changes in:
           Accounts receivable                                        (991)      1,522      (22,122)     (13,894)
           Inventories                                                (260)       (876)          22         (758)
           Prepaid expenses and other current assets                (5,731)     (6,108)      (8,811)      (2,783)
           Accounts payable                                         (2,107)      2,818       (2,732)      (2,667)
           Due to physician groups                                  (2,278)     (2,409)       5,038        5,277
           Other accrued expenses and liabilities                    7,163      (1,221)      11,271       (2,496)
                                                                 ---------     -------     --------     --------
               Net cash provided by operating activities            37,843      25,355       74,412       43,241
                                                                 ---------     -------     --------     --------
Cash flows from investing activities:
   Payments for acquisitions, net                                 (105,455)    (31,414)    (139,994)    (182,373)
   Purchase of property and equipment                              (17,815)    (14,349)     (37,970)     (32,271)
   Payments to acquire other assets                                   (821)       (373)     (11,133)      (2,171)
                                                                 ---------     -------     --------     --------
               Net cash used by investing activities              (124,091)    (46,136)    (189,097)    (216,815)
                                                                 ---------     -------     --------     --------
Cash flows from financing activities:
   Net proceeds from issuance of stock and warrants                  9,497      11,231       16,460      223,796
   Proceeds from long-term borrowings                              103,000      27,000      139,000      182,000
   Repayment of long-term borrowings                                (2,136)     (8,127)      (9,056)    (218,225)
   Repayment of obligations under capital leases                    (1,131)       (203)      (1,898)      (2,175)
   Distributions of minority interests                              (3,190)     (2,999)      (4,369)      (3,675)
   Loan costs incurred                                                (276)       --           (276)        --
                                                                 ---------     -------     --------     --------
               Net cash provided by financing activities           105,764      26,902      139,861      181,721
                                                                 ---------     -------     --------     --------
Net increase in cash and cash equivalents                           19,516       6,121       25,176        8,147
Cash and cash equivalents - beginning of period                     43,820      32,556       38,160       30,530
                                                                 ---------     -------     --------     --------
Cash and cash equivalents - end of period                        $  63,336      38,677       63,336       38,677
                                                                 =========     =======     ========     ========


See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows, Continued
            Three months and six months ended June 30, 1998 and 1997
                 (All dollar amounts are expressed in thousands)
                                   (Unaudited)

                                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                             JUNE 30,               JUNE 30,
                                                                        -----------------      -----------------
                                                                        1998        1997       1998         1997
                                                                        ----        ----       ----         ----
SUPPLEMENTAL SCHEDULE OF INVESTING ACTIVITIES:
Effects of acquisitions:
   Assets acquired, net of cash                                      $ 207,365     22,168     292,946      279,736
   Liabilities paid (assumed), net of deferred purchase
      price payments                                                   (16,212)     9,246     (41,730)     (80,513)
   Issuance of convertible subordinated notes payable                     --         --        (1,317)      (8,672)
   Issuance of common stock and warrants                               (84,517)      --      (105,974)      (8,178)
   Cash received from disposition of clinic assets                      (1,181)      --        (3,931)        --
                                                                     ---------     ------    --------     --------
         Payments for acquisitions                                   $ 105,455     31,414     139,994      182,373
                                                                     =========     ======    ========     ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital lease obligations incurred to acquire
   equipment                                                         $     258        146         438          310
                                                                     =========     ======    ========     ========
Conversion of subordinated notes payable
   to common stock                                                   $    --        3,888       2,000       11,558
                                                                     =========     ======    ========     ========







See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
            Three months and six months ended June 30, 1998 and 1997

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

       These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 1997.

(2)    ACQUISITIONS

       (A)   MULTI-SPECIALTY MEDICAL CLINICS

           Through June 30, 1998 and during 1997, the Company, through wholly-owned subsidiaries, acquired certain operating assets of the following clinics:


                 CLINIC                              EFFECTIVE DATE             LOCATION
                 ------                              --------------             --------
        1998:
        Grove Hill Medical Center                     March 1, 1998         New Britain, Connecticut
        Watson Clinic (A)                             May 1, 1998           Lakeland, Florida
        Desert Valley Medical Group and Hospital      May 1, 1998           Victorville, California

        1997:
        Vancouver Clinic                              January 1, 1997       Vancouver, Washington
        First Physicians Medical Group                February 1, 1997      Palm Springs, California
        St. Petersburg-Suncoast Medical Group         February 28, 1997     St. Petersburg, Florida
        Greater Chesapeake Medical Group              May 1, 1997           Annapolis, Maryland
        Welborn Clinic                                June 1, 1997          Evansville, Indiana
        White-Wilson Medical Center                   July 1, 1997          Ft. Walton Beach, Florida
        Maui Medical Group                            September 1, 1997     Maui, Hawaii
        Murfreesboro Medical Clinic                   October 1, 1997       Murfreesboro, Tennessee
        West Florida Medical Center Clinic            October 1, 1997       Pensacola, Florida
        Northern California Medical Association       December 1, 1997      Santa Rosa, California
        Lakeview Medical Center (B)                   December 1, 1997      Suffolk, Virginia


       (A) Watson Clinic entered into an interim management agreement effective May 1, 1998.

       (B) Lakeview Medical Center was operated under a management agreement during December 1997. Effective January 1, 1998, the Company completed the purchase of certain clinic operating assets and entered into a long-term service agreement with the affiliated physician group.

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

       (D)   PRIMECARE INTERNATIONAL, INC. (PRIMECARE)

             In May 1998, the Company acquired PrimeCare, a physician practice management company serving southern California's Inland Empire area, in a purchase business combination. PrimeCare's delivery network is comprised of an integrated campus, including the Desert Valley Medical Group, Desert Valley Hospital and Apple Valley Surgery Center, as well as the Inland Empire area IPA network.


(3)    NET REVENUE

       Net revenue of the Company is comprised of net clinic service agreement revenue, IPA management revenue, and net hospital revenues. Clinic service agreement revenue is equal to the net revenue of the clinics, less amounts retained by physician groups. Net clinic revenue is recorded by the physician groups and net hospital revenue is recorded at established rates reduced by provisions for doubtful accounts and contractual adjustments. Contractual adjustments arise as a result of the terms of certain reimbursement and managed care contracts. Such adjustments represent the difference between charges at established rates and estimated recoverable amounts and are recognized in the period the services are rendered. Any differences between estimated contractual adjustments and actual final settlements under reimbursement contracts are recognized as contractual adjustments in the year final settlements are determined. With the exception of PrimeCare, the physician groups, rather than the Company, enter into managed care contracts. Through calculation of its service fees, the Company shares indirectly in any capitation risk assumed by its affiliated physician groups.

       IPA management revenue is equal to the difference between the amount of capitation and risk pool payments due to the IPAs managed by the Company less amounts retained by the IPA. The Company has not historically been a party to capitated contracts entered into by the IPAs, but it is exposed to losses to the extent of its share of deficits, if any, of the capitated revenue of the IPAs. With the acquisition of PrimeCare, the Company became a party to certain managed care contracts. Accordingly, the cost of provider services for the PrimeCare contracts is not included as a deduction to net revenue of the Company but is reported as an operating expense.


                                                                     (Continued)

                          PHYCOR, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

       The following represent amounts included in the determination of net revenue (in thousands):


                                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                                         JUNE 30,                JUNE 30,
                                                   -----------------        -----------------
                                                     1998       1997        1998         1997
                                                     ----       ----        ----         ----
     Gross physician group and hospital
         revenue                                   $883,479    686,126    1,724,998    1,329,283
     Less:
     Provisions for doubtful accounts
         and contractual adjustments                351,810    260,369      691,099      503,202
                                                   --------    -------    ---------    ---------
         Net physician group and hospital
               revenue                              531,669    425,757    1,033,899      826,081
     IPA revenue                                    176,114     98,637      297,097      185,627
                                                   --------    -------    ---------    ---------
     Net physician group, hospital and IPA
               revenue                              707,783    524,394    1,330,996    1,011,708
     Less amounts retained by physician groups
       and IPAs:
         Physician groups                           185,824    157,809      361,857      305,584
         Clinic technical employee compensation      23,567     17,437       46,795       34,732
         IPAs                                       126,942     81,794      228,199      153,386
                                                   --------    -------    ---------    ---------
              Net revenue                          $371,450    267,354      694,145      518,006
                                                   ========    =======    =========    =========


(4)    ASSETS TO BE DISPOSED OF AND RESTRUCTURED

       In the fourth quarter of 1997, the Company recorded a pre-tax charge to earnings of $83.4 million related to the revaluation of assets of seven of the Company's multi-specialty clinics. Included in the seven clinics were three clinic operations the Company determined to dispose of because of a variety of negative operating and market-specific issues. The Company completed the disposal of one clinic in the first quarter of 1998, a second clinic in April 1998 and the third clinic in July 1998. Amounts received upon the dispositions approximated net book value of those assets. Clinic net assets to be disposed of include current assets, property and equipment, intangibles and other assets totaling $1,397,000 and $3,237,000 at June 30, 1998 and December 31, 1997, respectively. Net losses from the clinics to be disposed of totaled $19,000 and $171,000 in the second quarter and first six months of 1998, respectively, and $666,000 in 1997.

       In addition, restructuring charges totaling $22.0 million were recorded in the first quarter of 1998 with respect to the seven clinics that are being sold or restructured and included facility and lease termination costs, severance costs and other exit costs in the amount of $15,316,000, $4,611,000 and $2,073,000, respectively. The Company is closing, consolidating or subleasing various leased facilities associated with the related physician groups and expects to complete such closings or subleases in 1998. During the second quarter of 1998 and the first six months of 1998, the Company paid approximately $1.0 million and $2.3 million, respectively, in costs associated with the above activities.


                                                                     (Continued)

                          PHYCOR, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements


(5)    MERGER EXPENSES

       The Company recorded a pre-tax charge to earnings of approximately $14.2 million in the first quarter of 1998 relating to the termination of its merger agreement with MedPartners, Inc. This charge represents the Company's share of investment banking, legal, travel, accounting and other expenses incurred during the merger negotiation process.

(6)    NEW ACCOUNTING PRONOUNCEMENT

       Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No.130 "Reporting Comprehensive Income". Comprehensive income generally includes all changes in equity during a period except those resulting from investments by shareholders and distributions to shareholders. Net income was the same as comprehensive income for the second quarter and first six months of 1998 and 1997.

(7)    CHANGE IN ACCOUNTING POLICY

       Effective April 1, 1998, the Company changed its policy with respect to amortization of intangible assets. All existing and future intangible assets will be amortized over a period not to exceed 25 years from the inception of the respective intangible assets. Had the Company adopted this policy at the beginning of 1997, amortization expense would have increased and diluted earnings per share would have decreased by approximately $2.8 million and $0.02, respectively, in the second quarter of 1997 and $5.6 million and $0.05, respectively, in the first six months of 1997. On the same basis, for the first quarter of 1998, amortization expense would have increased by approximately $3.3 million, resulting in a decrease in diluted earnings per share of $0.03.

(8)    SUBSEQUENT EVENTS

       In July 1998, the Company completed three previously announced acquisitions. The Company acquired Seattle-based CareWise, Inc., a nationally recognized leader in the health care decision-support industry and Atlanta-based First Physician Care, Inc., a provider of practice management services. Both of these transactions were accounted for as poolings-of-interests and treated as tax free exchanges, and the Company issued approximately 6.1 million shares of Common Stock in conjunction with these transactions. The Company also completed its acquisition of The Morgan Health Group, Inc., an Atlanta-based IPA.

       On July 23, 1998, the Company announced it expects to record a pre-tax asset impairment charge of approximately $65 million in the third quarter of 1998. This expected charge relates primarily to continuing negative operating trends for those clinic operations which were included in the fourth quarter 1997 asset impairment charge and corresponding initiatives to dispose of these assets.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         PhyCor, Inc. ("PhyCor" or the "Company") is a physician practice management company that acquires and operates multi-specialty medical clinics, develops and manages independent practice associations ("IPAs") and provides health care decision-support services, including demand management and disease management services to managed care organizations, health care providers, employers and other group associations. Including the pending transaction discussed below, the Company currently operates 60 clinics with approximately 4,045 physicians in 29 states and manages IPAs with approximately 26,000 physicians in 36 markets. The Company's affiliated physicians provide medical services under capitated contracts to approximately 1,517,000 patients, including approximately 253,000 Medicare/Medicaid eligible patients. The Company provides health care decision-support services to more than approximately 1.8 million individuals within the United States and an additional 500,000 under foreign country license agreements.

         The Company's strategy is to position its affiliated multi-specialty medical clinics and IPAs to be the physician component of organized health care systems. PhyCor believes physician organizations create the value in these networks because physician decisions determine the cost and quality of health care.

         A substantial majority of the Company's revenue in the first six months of 1998 and 1997 was earned under service agreements with multi-specialty medical clinics. Revenue earned under substantially all of the service agreements is equal to the net revenue of the clinics, less amounts retained by physician groups. The service agreements contain financial incentives for the Company to assist the physician groups in increasing clinic revenues and controlling expenses.

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

         On May 18, 1998, the Company acquired PrimeCare International, Inc. ("PrimeCare"), a physician practice management company serving southern California's Inland Empire area. PrimeCare's delivery network is comprised of an integrated campus, including the 60-physician Desert Valley Medical Group, the 83-bed Desert Valley Hospital and Apple Valley Surgical Center, as well as the Inland Empire area IPA Network, a network of 10 IPAs consisting of 210 primary care physicians and approximately 2,000 affiliated specialty physicians.

         In addition to the acquisition of PrimeCare, the Company affiliated with one other multi-specialty clinic and numerous smaller medical practices and completed its purchase of certain operating assets of Lakeview Medical Center located in Suffolk, Virginia, which was operated under a management agreement during December 1997, adding a total of $248.6 million in assets during the first six months of 1998. The principal assets acquired were accounts receivable, property and equipment, prepaid expenses, and service agreement rights, an intangible asset. The consideration for the acquisitions consisted of approximately 49% cash, 21% liabilities assumed, 29% Common Stock and 1% convertible notes. The cash portion of the purchase price was funded by a combination of operating cash flow and borrowings under the Company's bank credit facility. Property and equipment acquired consists mostly of clinic operating equipment.

         Since June 30, 1998, the Company has completed its acquisition of The Morgan Health Group, Inc., an Atlanta-based IPA whose network of approximately 400 primary care physicians and 1,800 specialists provide care to approximately 57,000 managed care members under capitated contracts. The Company also completed its previously announced acquisitions of Atlanta-based First Physician Care, Inc. ("FPC"), a provider of practice management services, and Seattle-based CareWise, Inc. ("CareWise"), a nationally recognized leader in the consumer decision-support industry. The FPC and CareWise transactions were accounted for as poolings-of-interests. The Company issued approximately 6.1 million shares of Common Stock in conjunction with the FPC and CareWise transactions.

         The Company has historically amortized the goodwill and other intangible assets related to its service agreements over the periods during which the agreements are effective, ranging from 25 to 40 years. Effective April 1, 1998, the Company adopted a maximum of 25 years as the useful life for amortization of its intangible assets, including those acquired in prior years. Had this policy been in place for 1997, amortization expense would have increased by approximately $2.8 million in the second quarter of 1997, approximately $5.6 million in the first six months of 1997, and approximately $11.2 million for the full year. Applying the Company's historical tax rate, diluted earnings per share would have been reduced by $0.02 in the second quarter of 1997, $0.05 for the first six months of 1997, and $0.10 for the full year of 1997 . On the same basis, for the first quarter of 1998, amortization expense would have increased by approximately $3.3 million, resulting in a decrease in diluted earnings per share of $0.03.

RESULTS OF OPERATIONS

         The following table shows the percentage of net revenue represented by various expense and other income items reflected in the Company's Consolidated Statements of Operations.

                                                       THREE MONTHS                       SIX MONTHS
                                                       ENDED JUNE 30,                    ENDED JUNE 30,
                                                  1998              1997             1998              1997
                                                  ----              ----             ----              ----
Net revenue.................................      100.0%            100.0%           100.0%            100.0%
Operating expenses
   Cost of provider services................        7.0              --                3.7              --
   Clinic salaries, wages and benefits......       34.2              37.7             35.7              37.8
   Clinic supplies..........................       15.2              15.8             15.8              15.8
   Purchased medical services...............        2.5               2.9              2.7               2.8
   Other clinic expenses....................       14.4              15.4             14.8              15.5
   General corporate expenses...............        2.1               2.5              2.2               2.5
   Rents and lease expense.................         8.5               8.9              8.9               8.9
   Depreciation and amortization............        6.2               5.6              5.9               5.5
   Provision for clinic restructuring
      and merger expenses..............              --                --              5.2                --
                                                 ------            ------          -------           -------
Operating expenses..........................       90.1              88.8             94.9 (A)          88.8
                                                 ------            ------          -------           -------


      Earnings from operations..............        9.9              11.2              5.1 (A)          11.2
Interest income.............................       (0.2)             (0.3)            (0.2)             (0.3)
Interest expense............................        2.5               2.0              2.4               2.2
                                                 ------            ------          -------           -------
      Earnings before income taxes
       and minority interest................        7.6               9.5              2.9 (A)           9.3
Income tax expense..........................        2.4               3.3               .8 (A)           3.2
Minority interest........................           1.1               1.1              1.0               1.1
                                                 ------            ------           ------           -------
      Net earnings..........................        4.1%              5.1%             1.1% (A)          5.0%
                                                 ======            ======           ======            ======

(A) Excluding the effect of the provision for clinic restructuring and merger expenses in 1998, operating expenses, earnings from operations, earnings before income taxes and minority interest, income tax expense and net earnings, as a percent of net revenue, would have been 89.7%, 10.3%, 8.1%, 3.0% and 4.1%, respectively, for the six months ended June 30, 1998.

1998 Compared to 1997

         Net revenue increased $104.1 million, or 38.9%, from $267.4 million for the second quarter of 1997 to $371.5 million for the second quarter of 1998, and from $518.0 million to $694.1 million for the first six months of 1997 compared to 1998, an increase of 34.0%. The increase in clinic net revenue from the second quarter of 1997 compared to 1998 was $67.2 million, including $55.2 million in service fees resulting from newly acquired clinics in 1998 or the timing of entering into new service agreements in 1997 and was comprised of (i) a $62.2 million increase in service fees for reimbursement of clinic expenses incurred by the Company and (ii) a $5.0 million increase in the Company's share of clinic operating income and net physician group revenue. The increase in clinic net revenue from the first six months of 1997 compared to 1998 was $134.8 million, including $106.5 million in service fees resulting from newly acquired clinics in 1998 or the timing of entering into new service agreements in 1997 and was comprised of (i) a $121.2 million increase in service fees for reimbursement of clinic expenses incurred by the Company and (ii) a $13.6 million increase in the Company's share of clinic operating income and net physician group revenue. The increases in clinic net revenue have been reduced as a result of assets disposed in 1998 by $4.8 million and $5.2 million in the second quarter and the first six months of 1998, compared to the same periods in 1997, respectively. Net revenue from the 39 service agreements and 27 IPA markets (excluding clinics being restructured or sold) in effect for both quarters, increased by $26.8 million, or 12.8%, for the quarter and $50.5 million, or 12.0%, for the six months ended June 30, 1998, compared with the same period in 1997. Same market growth resulted from the addition of new physicians, the expansion of ancillary services and increases in patient volume and fees.

         During the second quarter and first six months of 1998, most categories of operating expenses varied as a percentage of net revenue when compared to the same periods in 1997. The addition of cost of provider services is a result of the acquisition of PrimeCare in the second quarter of 1998. PrimeCare manages a network of 10 IPAs in the Inland Empire area of southern California, and is a party to certain managed care contracts, resulting in the company presenting such revenues on a "gross-up basis," where the cost of provider services (payments to physicians and other providers under subcapitation and other reimbursement contracts) is not included as a deduction to net revenue of the Company but is reported as an operating expense. This revenue reporting has an impact on the Company's operating expenses as a percentage of net revenue. Excluding the impact of PrimeCare's revenue reporting, most categories of operating expenses as a percentage of net revenue during the second quarter and first six months of 1998 were comparable to the percentages in the same periods in 1997. Excluding the impact of PrimeCare's revenue reporting, clinic salaries, wages and benefits decreased as a percentage of net revenue resulting from the acquisition of clinic operations with lower levels of these expenses compared to the existing base of clinics and continued focus on efficiently staffing the existing clinic operations. The increase in depreciation and amortization expense as a percentage of net revenue resulted from the change in the amortization policy with respect to intangible assets. The addition of pharmacies at certain existing clinics and new clinics which operate pharmacies also resulted in increased clinic supplies expense, excluding the impact of PrimeCare's revenue reporting. While general corporate expenses decreased as a percentage of net revenue, the dollar amount of general corporate expenses increased as a result of the addition of corporate personnel to accommodate growth and to respond to increasing physician group needs for support in managed care negotiations, information systems implementation and clinical outcomes management programs.

         The provision for clinic restructuring of $22.0 million in the first quarter of 1998 relates to seven of the Company's clinics that are being restructured or sold and includes facility and lease termination costs, severance and other exit costs. In the fourth quarter of 1997, the Company recorded a pre-tax charge of $83.4 million related to asset revaluation at these same clinics. The charges address operating issues which developed in four of the Company's multi-specialty clinics which represent the Company's earliest developments of such clinics through the formation of new groups. Three other clinics included in the 1997 charge represent clinics disposed of during 1998 because of a variety of negative operating and market issues. Losses on the three clinics divested approximated the amounts accrued. For additional discussion, see "Liquidity and Capital Resources."

         The Company also recorded a pre-tax charge to earnings of approximately $14.2 million in the first quarter of 1998 relating to the termination of its merger agreement with MedPartners, Inc. This charge represents PhyCor's share of investment banking, legal, travel, accounting and other expenses incurred during the merger negotiation process.

         The Company expects an effective tax rate of approximately 37.0% in 1998 before the tax benefit of the provision for clinic restructuring and merger expenses discussed above as compared to a rate of 38.5% in 1997.

         PhyCor has assessed its practice management systems, managed care information systems, business information systems and other clinic systems for compliance with the Year 2000 issue. The Company is in its normal process of standardizing the various systems utilized by its clinics and IPAs. This standardization includes implementation of Year 2000 compliant systems. The Company has performed an assessment of its various clinics and IPAs to identify which systems specifically require replacement or upgrade because of the Year 2000 issue in order to ensure timely upgrade or installation. The Company believes it has a replacement strategy in place such that the Year 2000 issue will not have a significant effect on its operations. Total capital costs to implement new systems and to address the Year 2000 issue are expected to be less than $20.0 million.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1998, the Company had $235.2 million in working capital, compared to $203.3 million as of December 31, 1997. Also, the Company generated $37.8 million of cash flow from operations for the second quarter of 1998 compared to $25.4 million for the second quarter of 1997 and $74.4 million for the first six months of 1998 compared to $43.2 for the same period in 1997. At June 30, 1998, net accounts receivable of $436.8 million amounted to 70 days of net clinic revenue compared to $391.7 million and 72 days at the end of 1997.

         In the first six months of 1998, $2.0 million of convertible subordinated notes issued in connection with physician group asset acquisitions were converted into Common Stock. These conversions, option exercises, other issuances of Common Stock and net earnings for the first six months of 1998 resulted in an increase of $136.7 million in shareholders' equity compared to December 31, 1997.

         Capital expenditures during the first six months of 1998 totaled $38.0 million. The Company is responsible for capital expenditures at its affiliated clinics under the terms of its service agreements. The Company expects to make approximately $31.0 million in capital expenditures during the remainder of 1998.

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

         In addition, deferred acquisition payments are payable to physician groups in the event such physician groups attain predetermined financial targets during established periods of time following acquisition. If each group satisfied its applicable financial targets for the periods covered, the Company would be required to pay an aggregate of approximately $82.9 million of additional consideration over the next five years, of which a maximum of $16.7 million would be payable during the remainder of 1998.

         In the fourth quarter of 1997, the Company recorded a pre-tax charge to earnings of $83.4 million related to the revaluation of assets of seven of the Company's multi-specialty clinics. In the first quarter of 1998, the Company also recorded an additional charge of approximately $22.0 million relating to these clinics that are being restructured or sold. The pre-tax charge was partially in response to issues which arose in four of the Company's multi-specialty clinics which represent the Company's earliest developments of such clinics through the formation of new groups. The clinics were considered to have an impairment of certain current assets, property and equipment, other assets and, primarily, intangible assets as a result of certain groups of physicians within a larger clinic terminating their relationship with the medical group affiliated with the Company and therefore affecting future cash flows. On July 23, 1998, the Company announced it expects to record a pre-tax asset impairment charge of approximately $65 million in the third quarter of 1998, primarily related to the same group formation multi-specialty clinics. This expected charge relates to continuing negative operating trends and corresponding initiatives to dispose of these assets. At June 30, 1998, the Company had a total of nine group formation multi-specialty clinics, which includes the four clinics associated with the charges discussed above. The total assets and intangible assets of the remaining five group formation clinics not included in the asset impairment charges totaled $80.4 million and $50.4 million at June 30, 1998, respectively. The Company has limited its growth through new group formations, and believes recent group formations have been more successful.

         Three other clinics included in the fourth quarter of 1997 charge represent clinics disposed of because of a variety of negative operating and market issues including those related to market position and clinic demographics, physician relations, operating results and ongoing viability of the existing medical group. Although these factors have been present individually from time to time in various affiliated clinics and could occur in future clinic operations, the combined effect of the existence of these factors at the clinics disposed of resulted in clinic operations that made it difficult for the Company to effectively manage the clinics. One of these clinics was sold in the first quarter of 1998, the second clinic in April 1998 and the third clinic in July 1998. These assets were sold below carrying value for the reasons noted above, and given such facts, a sale at a discount to original carrying value was considered more cost-effective than a liquidation which might have subjected the Company to additional costs. The Company recorded no gain or loss on the final disposition of these assets.

         The Company does not believe that the clinics included in the charges are indicative of a trend in the Company's operations or the industry in which the Company operates. There can be no assurance, however, that in the future a similar combination of negative characteristics will not develop at a clinic affiliated with the Company and result in the termination of the service agreement or that in the future additional clinics will not terminate their relationships with the Company in a manner that may materially adversely affect the Company.

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

         In April 1998, the Company completed modifications to its bank credit facility which included the revision of certain terms and conditions. The Company's bank credit facility provides for a five-year, $500.0 million revolving line of credit for use by the Company prior to April 2003 for acquisitions, working capital, capital expenditures and general corporate purposes. The total drawn cost under the facility is either .275% to .75% above the applicable eurodollar rate or the agent's base rate plus .10% to .225% per annum. The total drawn cost of outstanding borrowings at June 30, 1998 was 6.36%. On October 17, 1997, the Company entered into an interest rate swap agreement to fix the interest rate on $100 million of debt at 5.85% relative to the three month floating LIBOR. The interest rate swap agreement matures in October 2002 with a lender's option to terminate beginning October 1999.

         The Company's bank credit facility contains covenants which, among other things, require the Company to maintain certain financial ratios and impose certain limitations or prohibitions on the Company with respect to (i) the incurring of certain indebtedness, (ii) the creation of security interests on the assets of the Company, (iii) the payment of cash dividends on, and the redemption or repurchase of, securities of the Company, (iv) investments and (v) acquisitions. The Company is required to obtain bank consent for an acquisition with an aggregate purchase price of $75.0 million or more. The Company was in compliance with such covenants at June 30, 1998.

         At June 30, 1998, the Company had cash and cash equivalents of approximately $63.3 million, and as of August 12, 1998, $154.7 million available under its bank credit facility. The Company believes that the combination of funds available under the Company's bank credit facility, together with cash reserves and cash flow from operations, should be sufficient to meet the Company's current planned capital expenditures and working capital needs over the next year.

         In addition, in order to provide the funds necessary for the continued pursuit of the Company's long-term acquisition and expansion strategy, the Company expects to continue to incur, from time to time, additional short-term and long-term indebtness and to issue equity and debt securities, the availability and terms of which will depend upon market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company.

         Forward-looking statements of PhyCor included herein or incorporated by reference including, but not limited to, those regarding future business prospects, the acquisition of additional clinics, the development of additional IPAs, the adequacy of PhyCor's capital resources, the adequacy of recent and proposed asset impairment and restructuring charges, the future profitability of capitated fee arrangements and other statements regarding trends relating to various revenue and expense items, could be affected by a number of risks, uncertainties, and other factors described in the Company's Annual Report on Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 1997.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No disclosure required.

                                     PART II
                                OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of shareholders of the Company was held on Tuesday, June 2, 1998. At this meeting, the following matters were voted upon by the Company's shareholders:

 (A)     AMENDMENT AND RESTATEMENT OF THE COMPANY'S AMENDED 1988 INCENTIVE STOCK
         PLAN

The Company's shareholders rejected the amendment and restatement of the Company's Amended 1988 Incentive Stock Plan to (i) increase from 17,000,000 to 18,300,000 the number of shares of Common Stock authorized thereunder, (ii) limit the number of Awards that can be made to any employee during the calendar year, (iii) modify the restriction on the transfer of Plan awards, other than incentive options, to allow transfers approved by the Compensation Committee of the Board of Directors, (iv) appoint the Compensation Committee as administrator of the Plan, and (v) make other administrative modifications with respect to the grant of options.

        Votes Cast in Favor           Votes Cast Against         Abstentions
        -------------------           ------------------         -----------
            15,647,107                    26,823,726               145,898

 (B)    ADOPTION OF THE COMPANY'S 1998 INCENTIVE STOCK PLAN

The shareholders of the Company rejected the adoption of the Company's 1998 Incentive Stock Plan.

        Votes Cast in Favor            Votes Cast Against         Abstentions
        -------------------            ------------------         -----------
            15,765,207                     26,702,786               148,938

 (C)    ELECTION OF CLASS I DIRECTORS

Winfield Dunn, C. Sage Givens, Joseph A. Hill and Richard D. Wright were elected to serve as Class I directors of the Company. The vote was as follows:

        Names             Votes Cast in Favor            Votes Cast Against or Withheld
        -----             -------------------            ------------------------------
        Winfield Dunn        54,182,989                              503,335
        C. Sage Givens       54,195,750                              490,574
        Joseph A. Hill       54,090,736                              595,588
        Richard D. Wright    54,095,463                              590,861

 (D)    SELECTION OF AUDITORS

The shareholders of the Company ratified the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ended December 31, 1998, by the following vote:


      Votes Cast in Favor         Votes Cast Against            Abstentions
      -------------------         ------------------            -----------
          54,539,130                   105,880                    41,314


ITEM 5. OTHER INFORMATION.

 The deadline for delivering to the Company notice of shareholder proposals, other than proposals to be included in the proxy statement, for the 1999 Annual Meeting of Shareholders will be March 16, 1999, pursuant to Rule 14a-4. The persons named as proxies in the proxy statement may exercise discretionary authority to vote on any proposals received after such date.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

 (A)    EXHIBITS.


EXHIBIT
NUMBER            DESCRIPTION OF EXHIBITS
------            -----------------------
 3.1   --     Restated Charter of Registrant(1)
 3.2   --     Amendment to Restated Charter of the Registrant (2)
 3.3   --     Amendment to Restated Charter of the Registrant (3)
 3.4   --     Amended Bylaws of the Registrant (1)
 4.1   --     Specimen of Common Stock Certificate (4)
 4.2   --     Shareholder Rights Agreement, dated February 18, 1994, between the
              Registrant and First Union National Bank of North Carolina (5)
 10.1  --     $500,000,000 Second Amended and Restated Credit Agreement, dated as of April 2, 1998, among the Registrant, the Banks named therein and Citibank, N.A .
 10.2  --     Registrant's Nonqualified Stock Option Plan (6)
 27.1  --     Financial Data Schedule (for SEC use only)
 27.2  --     Financial Data Schedule (for SEC use only)

-------------
 (1) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, Commission No. 0-19786.
 (2) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-3, Registration No. 33-93018.
 (3) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-3, Registration No. 33-98528.
 (4) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1, Registration No. 33-44123.
 (5) Incorporated by reference to exhibits filed with the Registrant's Current Report on Form 8-K dated February 18, 1994, Commission No. 0-19786.
 (6) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8, Registration No. 333-58709.

 (B)    REPORTS ON FORM 8-K.

        The Company filed a Current Report on Form 8-K on April 29, 1998 announcing the change in its policy with respect to amortization of intangible assets pursuant to Item 5 of Form 8-K; and a Current Report on Form 8-K on June 3, 1998 announcing the acquisition of PrimeCare International, Inc. pursuant to
Item 2 of Form 8-K.

                                   SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         PHYCOR, INC.

                                         By:  /s/  John K. Crawford
                                              ------------------------------
                                              John K. Crawford
                                              Chief Financial Officer

 Date:   August 14, 1998

                                 Exhibit Index


EXHIBIT
NUMBER            DESCRIPTION OF EXHIBITS
------            -----------------------
 3.1   --     Restated Charter of Registrant(1)
 3.2   --     Amendment to Restated Charter of the Registrant (2)
 3.3   --     Amendment to Restated Charter of the Registrant (3)
 3.4   --     Amended Bylaws of the Registrant (1)
 4.1   --     Specimen of Common Stock Certificate (4)
 4.2   --     Shareholder Rights Agreement, dated February 18, 1994, between the
              Registrant and First Union National Bank of North Carolina (5)
 10.1  --     $500,000,000 Second Amended and Restated Credit Agreement, dated as of April 2, 1998, among the Registrant, the Banks named therein and Citibank, N.A .
 10.2  --     Registrant's Nonqualified Stock Option Plan (6)
 27.1  --     Financial Data Schedule (for SEC use only)
 27.2  --     Financial Data Schedule (for SEC use only)

-------------
 (1) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, Commission No. 0-19786.
 (2) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-3, Registration No. 33-93018.
 (3) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-3, Registration No. 33-98528.
 (4) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1, Registration No. 33-44123.
 (5) Incorporated by reference to exhibits filed with the Registrant's Current Report on Form 8-K dated February 18, 1994, Commission No. 0-19786.
 (6) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8, Registration No. 333-58709.