Form 10-Q
period 1998-09-30
PHYCOR INC /TN/
filed 1998-11-17
CIK 881400

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 1998.

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Transition period from _____________ to _____________.

                         COMMISSION FILE NUMBER: 0-19786

                                  PHYCOR, INC.
             (Exact Name of Registrant as Specified in Its Charter)

             TENNESSEE                                62-1344801
    -------------------------------               -------------------
    (State or Other Jurisdiction of                (I.R.S. Employer
    Incorporation or Organization)                Identification No.)

    30 BURTON HILLS BLVD., SUITE 400
         NASHVILLE, TENNESSEE                            37215
    ---------------------------------------            ----------
    (Address of Principal Executive Offices)           (Zip Code)

     Registrant's Telephone Number, Including Area Code: (615) 665-9066
                                                        ----------------
                                 NOT APPLICABLE
              -----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


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

         As of November 13, 1998, 76,154,048 shares of the Registrant's Common Stock were outstanding.

                                     PART I
                              FINANCIAL INFORMATION
Item 1.  Financial Statements
                          PHYCOR, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
              September 30, 1998 (unaudited) and December 31, 1997
                 (All dollar amounts are expressed in thousands)

                                                                                SEPTEMBER 30,   DECEMBER 31,
ASSETS                                                                               1998           1997
------                                                                           ----------      ---------
                                                                                (Unaudited)
Current assets:
     Cash and cash equivalents                                                  $   42,766     $   38,160
     Accounts receivable, net                                                      430,004        391,668
     Inventories                                                                    20,521         18,578
     Prepaid expenses and other current assets                                      63,203         48,158
                                                                                ----------     ----------

                  Total current assets                                             556,494        496,564
Property and equipment, net                                                        267,982        235,685
Intangible assets, net                                                           1,027,112        807,726
Other assets                                                                        38,812         22,801
                                                                                ----------     ----------

                  Total assets                                                  $1,890,400     $1,562,776
                                                                                ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Current installments of long-term debt                                     $    4,984     $    1,144
     Current installments of obligations under capital leases                        5,875          3,564
     Accounts payable                                                               47,661         34,622
     Due to physician groups                                                        53,814         50,676
     Purchase price payable                                                         58,862        114,971
     Salaries and benefits payable                                                  39,321         37,141
     Other accrued expenses and liabilities                                        101,330         51,145
                                                                                ----------     ----------

                  Total current liabilities                                        311,847        293,263
Long-term debt, excluding current installments                                     361,501        210,893
Obligations under capital leases, excluding current installments                     6,591          5,093
Purchase price payable                                                              17,596         23,545
Deferred tax credits and other liabilities                                          48,750         57,918
Convertible subordinated notes payable to physician groups                          56,225         61,576
Convertible subordinated debentures                                                200,000        200,000
                                                                                ----------     ----------

                  Total liabilities                                              1,002,510        852,288
                                                                                ----------     ----------

Shareholders' equity :
     Preferred stock, no par value; 10,000,000 shares authorized:                        -              -
     Common stock, no par value; 250,000,000 shares authorized; issued
         and outstanding, 77,671,000 in 1998 and 63,273,000 shares in 1997         865,718        645,288
     Retained earnings                                                              22,172         65,200
                                                                                ----------     ----------

                  Total shareholders' equity                                       887,890        710,488
                                                                                ----------     ----------

                  Total liabilities and shareholders' equity                    $1,890,400     $1,562,776
                                                                                ==========     ==========

See accompanying notes to consolidated financial statements.

                         PHYCOR, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                       Three months and nine months ended
                  September 30, 1998 and 1997 (All amounts are
             expressed in thousands, except for earnings per share)

                                   (Unaudited)


                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                                      ------------------------        ------------------------

                                                         1998           1997             1998           1997
                                                      ---------       --------        ---------       --------
Net revenue                                           $ 408,487       $284,291       $1,102,632       $802,297
Operating expenses:
     Cost of provider services                           52,669              -           78,693              -
     Salaries, wages and benefits                       133,616        106,875          381,307        302,461
     Supplies                                            58,138         46,547          167,787        128,185
     Purchased medical services                           9,876          7,788           28,449         22,477
     Other expenses                                      57,129         43,050          159,688        123,357
     General corporate expenses                           7,614          6,609           22,755         19,768
     Rents and lease expense                             33,215         25,416           94,928         71,376
     Depreciation and amortization                       24,453         15,958           65,463         44,618
     Provision for asset revaluation
         and clinic restructuring                        92,500              -          114,500              -
     Merger expenses                                          -              -           14,196              -
                                                      ---------       --------       ----------       --------

     Net operating expenses                             469,210        252,243        1,127,766        712,242
                                                      ---------       --------       ----------       --------

         Earnings (loss) from operations                (60,723)        32,048          (25,134)        90,055

Interest income                                            (791)          (744)          (2,283)        (2,457)
Interest expense                                          9,649          5,366           26,452         16,791
                                                      ---------       --------       ----------       --------

         Earnings (loss) before income taxes and
              minority interest                         (69,581)        27,426          (49,303)        75,721

Income tax (benefit) expense                            (22,176)         9,536          (16,438)        25,929
Minority interest in earnings of
     consolidated partnerships                            3,438          2,850           10,163          8,739
                                                      ---------       --------       ----------       --------

         Net earnings (loss)                          $ (50,843)      $ 15,040       $  (43,028)      $ 41,053
                                                      =========       ========       ==========       ========

Earnings (loss) per share:
     Basic                                            $    (.66)      $    .23       $     (.61)      $    .66
     Diluted                                               (.66)           .22             (.61)           .61
                                                      =========       ========       ==========       ========

Weighted average number of shares and dilutive
  share equivalents outstanding:
         Basic                                           77,501         64,574           70,448         62,283
         Diluted                                         77,501         69,072           70,448         66,853
                                                      =========       ========       ==========       ========

See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
         Three months and nine months ended September 30, 1998 and 1997
                 (All dollar amounts are expressed in thousands)
                                   (Unaudited)


                                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                  SEPTEMBER 30,
                                                                     ----------------------        -----------------------

                                                                       1998           1997           1998           1997
                                                                     --------       -------        --------       --------
Cash flows from operating activities:
   Net earnings (loss)                                               $(50,843)      $15,040       $(43,028)       $41,053
   Adjustments to reconcile net earnings (loss) to net cash
     provided by operating activities:
       Depreciation and amortization                                   24,453        15,958         65,463         44,618
       Minority interests                                               3,438         2,850         10,163          8,739
       Provision for asset revaluation and clinic restructuring        92,500             -        114,500              -
       Merger expenses                                                      -             -         14,196              -
       Increase (decrease) in cash, net of effects
         of acquisitions, due to changes in:
           Accounts receivable                                         11,100        (6,695)       (11,022)       (20,589)
           Inventories                                                   (287)         (377)          (265)        (1,135)
           Prepaid expenses and other current assets                   (3,806)           43        (12,617)        (2,740)
           Accounts payable                                             1,581         5,203         (1,151)         2,536
           Due to physician groups                                     (5,354)        3,133           (316)         8,410
           Other accrued expenses and liabilities                     (34,282)       10,595        (23,011)         8,099
                                                                     --------       -------       --------       --------

               Net cash provided by operating activities               38,500        45,750        112,912         88,991
                                                                     --------       -------       --------       --------

Cash flows from investing activities:
   Payments for acquisitions, net                                     (23,546)      (59,534)      (163,540)      (241,907)
   Purchase of property and equipment                                 (13,315)      (16,000)       (51,285)       (48,271)
   Payments to acquire other assets                                   (17,231)       (2,434)       (28,364)        (4,605)
                                                                     --------       -------       --------       --------

               Net cash used by investing activities                  (54,092)      (77,968)      (243,189)      (294,783)
                                                                     --------       -------       --------       --------

Cash flows from financing activities:
   Net proceeds from issuance of stock and warrants                     1,172         1,256         17,632        225,052
   Repurchase of common stock                                          (2,321)            -         (2,321)             -
   Proceeds from long-term borrowings                                   6,000        37,000        145,000        219,000
   Repayment of long-term borrowings                                   (3,630)       (3,108)       (12,686)      (221,333)
   Repayment of obligations under capital leases                       (2,160)         (845)        (4,058)        (3,020)
   Distributions of minority interests                                 (4,007)       (2,962)        (8,376)        (6,637)
   Loan costs incurred                                                    (32)         (266)          (308)          (266)
                                                                     --------       -------       --------       --------

               Net cash provided (used) by financing activities        (4,978)       31,075        134,883        212,796
                                                                     --------       -------       --------       --------

Net increase (decrease) in cash and cash equivalents                  (20,570)       (1,143)         4,606          7,004

Cash and cash equivalents - beginning of period                        63,336        38,677         38,160         30,530
                                                                     --------       -------       --------       --------

Cash and cash equivalents  - end of period                           $ 42,766       $37,534       $ 42,766       $ 37,534
                                                                     ========       =======       ========       ========

See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows, Continued
         Three months and nine months ended September 30, 1998 and 1997
                 (All dollar amounts are expressed in thousands)
                                   (Unaudited)


                                                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,                 SEPTEMBER 30,
                                                                          -----------------------        -----------------------

                                                                             1998           1997           1998           1997
                                                                          ---------       -------        --------       --------
SUPPLEMENTAL SCHEDULE OF INVESTING ACTIVITIES:
Effects of acquisitions, net:
   Assets acquired, net of cash                                           $ 123,533       $69,414      $ 416,479       $349,150
   Liabilities paid (assumed), net of deferred purchase price
      payments                                                                4,280        (8,604)       (37,450)       (89,117)
   Issuance of convertible subordinated notes payable                        (7,000)         (740)        (8,317)        (9,412)
   Issuance of common stock and warrants                                    (88,820)         (536)      (194,794)        (8,714)
   Cash received from disposition of clinic assets                           (8,447)            -      $ (12,378)             -
                                                                          ---------       -------      ---------       --------

         Payments for acquisitions, net                                   $  23,546       $59,534      $ 163,540       $241,907
                                                                          =========       =======      =========       ========


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital lease obligations incurred to acquire
   equipment                                                              $     151       $    97      $     589       $    407
                                                                          ---------       -------      ---------       --------

Conversion of subordinated notes payable
   to common stock                                                        $       -       $ 2,496      $   2,000       $ 14,054
                                                                          =========       =======      =========       ========












See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES
                    Notes to Unaudited Consolidated Financial
                  Statements Three months and nine months ended
                           September 30, 1998 and 1997

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

(2)    ACQUISITIONS

       (A)   MULTI-SPECIALTY MEDICAL CLINICS

             Through September 30, 1998 and during 1997, the Company, through wholly-owned subsidiaries, acquired certain operating assets of the following clinics:


                             CLINIC                               EFFECTIVE DATE                        LOCATION
                             ------                               --------------                        --------
              1998:
              Grove Hill Medical Center                           March 1, 1998                New Britain, Connecticut
              Desert Valley Medical Group and Hospital            May 1, 1998                  Victorville, California

              1997:
              Vancouver Clinic                                    January 1, 1997              Vancouver, Washington
              First Physicians Medical Group                      February 1, 1997             Palm Springs, California
              St. Petersburg-Suncoast Medical Group               February 28, 1997            St. Petersburg, Florida
              Greater Chesapeake Medical Group                    May 1, 1997                  Annapolis, Maryland
              Welborn Clinic                                      June 1, 1997                 Evansville, Indiana
              White-Wilson Medical Center                         July 1, 1997                 Ft. Walton Beach, Florida
              Maui Medical Group                                  September 1, 1997            Maui, Hawaii
              Murfreesboro Medical Clinic                         October 1, 1997              Murfreesboro, Tennessee
              West Florida Medical Center Clinic                  October 1, 1997              Pensacola, Florida
              Northern California Medical Association             December 1, 1997             Santa Rosa, California
              Lakeview Medical Center (i)                         December 1, 1997             Suffolk, Virginia



                                                                     (Continued)

                          PHYCOR, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements


       (i) Lakeview Medical Center was operated under a management agreement during December 1997. Effective January 1, 1998, the Company completed the purchase of certain clinic operating assets and entered into a long-term service agreement with the affiliated physician group.

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

       (B)   INDEPENDENT PRACTICE ASSOCIATIONS (IPAS)

             Effective January 1, 1995, the Company completed its merger with North American Medical Management, Inc. (North American), an operator and manager of IPAs. The Company made additional payments for the North American acquisition pursuant to an earn-out formula during 1996 and 1997 totaling $35.0 million. A final payment of $35.0 million was made in April 1998, of which $13.0 million was paid in shares of the Company's Common Stock.

             In July 1998, the Company acquired The Morgan Health Group, Inc.
             (MHG), an Atlanta-based IPA. The MHG network includes approximately 400 primary care physicians and 1,800 specialists.

       (C)   PHYCOR MANAGEMENT CORPORATION (PMC)

             In June 1995, the Company purchased a minority interest of approximately 9% in PMC and managed PMC pursuant to a 10-year administrative services agreement. PMC developed and managed IPAs and provided other services to physician organizations. The Company acquired the remaining interests of PMC on March 31, 1998 for an aggregate purchase price of approximately $21.0 million paid in shares of the Company's Common Stock.

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

       (E)   CAREWISE, INC. (CAREWISE)

             In July 1998, the Company acquired Seattle-based CareWise, a nationally recognized leader in the health care decision-support industry. The acquisition was accounted for as a purchase.

       (F)   FIRST PHYSICIAN CARE, INC. (FPC)

             In July 1998, the Company acquired Atlanta-based FPC, a privately-held physician practice management company that operated in six markets in Texas, Flordia, Illinois, New York and Georgia, and provided practice management services to approximately 140 physicians. The acquisition was accounted for as a purchase.

                                                                     (Continued)

                          PHYCOR, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements


       (G)   PRO FORMA INFORMATION


             The unaudited consolidated pro forma results of PrimeCare, MHG, CareWise and FPC operations assuming the 1998 acquisitions had been consummated on January 1, 1997 are as follows (in thousands, except for earnings per share):


                                                                  THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                      SEPTEMBER 30,
                                                            ----------------------------         ---------------------------

                                                                1998             1997               1998              1997
                                                            -----------       ----------         ---------         ---------
       Net revenue                                          $   411,293        $  322,095       $1,167,925          $923,621
       Net earnings (loss)                                      (50,969)           14,808          (44,704)           37,081
       Earnings (loss) per share:
           Basic                                            $      (.65)       $      .20        $    (.58)        $    .51
           Diluted                                                 (.65)              .19             (.58)             .48


(3)    NET REVENUE

       Net revenue of the Company is comprised of net clinic service agreement revenue, IPA management revenue, and net hospital revenues. Clinic service agreement revenue is equal to the net revenue of the clinics, less amounts retained by physician groups. Net clinic revenue recorded by the physician groups and net hospital revenue are recorded at established rates reduced by provisions for doubtful accounts and contractual adjustments. Contractual adjustments arise as a result of the terms of certain reimbursement and managed care contracts. Such adjustments represent the difference between charges at established rates and estimated recoverable amounts and are recognized in the period the services are rendered. Any differences between estimated contractual adjustments and actual final settlements under reimbursement contracts are recognized as contractual adjustments in the year final settlements are determined. With the exception of PrimeCare, the physician groups, rather than the Company, enter into managed care contracts. Through calculation of its service fees, the Company shares indirectly in any capitation risk assumed by its affiliated physician groups.

       IPA management revenue is equal to the difference between the amount of capitation and risk pool payments payable to the IPAs managed by the Company less amounts retained by the IPAs. The Company has not historically been a party to capitated contracts entered into by the IPAs, but is exposed to losses to the extent of its share of deficits, if any, of the capitated revenue of the IPAs. Through the PrimeCare and MHG acquisitions, the Company became a party to certain managed care contracts. Accordingly, the cost of provider services for the PrimeCare and MHG contracts is not included as a deduction to net revenue of the Company but is reported as an operating expense.

                                                                     (Continued)

                          PHYCOR, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements


       The following represent amounts included in the determination of net revenue (in thousands):


                                                            THREE MONTHS ENDED           NINE MONTHS ENDED
                                                               SEPTEMBER 30,               SEPTEMBER 30,
                                                         -----------------------     ------------------------
                                                            1998          1997          1998           1997
                                                         ----------     --------     ---------      ---------
       Gross physician group and hospital revenue         $884,858     $718,315     $2,609,856     $2,047,598
       Less:
       Provisions for doubtful accounts
           and contractual adjustments                     358,471      275,648      1,049,570        778,850
                                                          --------     --------     ----------      ---------

           Net physician group and
           hospital revenue                                526,387      442,667      1,560,286      1,268,748
       IPA revenue                                         230,489      112,288        527,586        297,915
                                                          --------     --------     ----------     ----------

       Net physician group, hospital and IPA revenue       756,876      554,955      2,087,872      1,566,663
       Less amounts retained by physician groups and
       IPAs:
           Physician groups                                174,198      157,667        536,055        463,251
           Clinic technical employee compensation           24,127       19,113         70,922         53,845
           IPAs                                            150,064       93,884        378,263        247,270
                                                          --------     --------     ----------     ----------

                Net revenue                               $408,487     $284,291     $1,102,632     $  802,297
                                                          ========     ========     ==========     ==========


(4)    ASSET REVALUATION AND CLINIC RESTRUCTURING

       In the fourth quarter of 1997, the Company recorded a pre-tax charge to earnings of $83.4 million related to the revaluation of assets of seven of the Company's multi-specialty clinics. Included in the seven clinics were three clinic operations the Company determined to dispose of because of a variety of negative operating and market-specific issues. The Company completed the disposal of one of these clinics in the first quarter of 1998, a second in April 1998, and the third in July 1998. Amounts received upon the dispositions approximated net book value of those assets. Clinic net assets to be disposed of included current assets, property and equipment, intangibles and other assets totaling $3,237,000 at December 31, 1997.

       In addition, restructuring charges totaling $22.0 million were recorded in the first quarter of 1998 with respect to clinics that were being sold or restructured. The charges were comprised of facility and lease termination costs, severance costs and other exit costs in the amounts of $15,316,000, $4,611,000 and $2,073,000, respectively. During the three months and nine months ended September 30, 1998, the Company paid approximately $2,140,000 and $2,869,000, respectively, in costs associated with facility and lease terminations, $525,000 and $1,631,000, respectively, in costs associated with severance, and $523,000 and $991,000, respectively, in other exit costs. At September 30, 1998, accrued expenses payable included remaining reserves for clinics to be restructured and exit costs for disposed clinic operations of $5,734,000, which included facility and lease termination costs, severance costs, and other exit costs in the amounts of $1,788,000, $1,586,000 and $2,360,000, respectively. Net reserves remaining from the first quarter 1998 restructuring charge of approximately $10,774,000 were reversed in the third quarter of 1998.

                                                                     (Continued)

                          PHYCOR, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements


       In the third quarter of 1998, the Company recorded a net pre-tax asset revaluation charge of $92.5 million, which is comprised of a $103.3 million charge less the reversal of the excess restructuring reserves recorded in the first quarter of 1998. This charge related to deteriorating negative operating trends for two clinic operations which were included in the fourth quarter 1997 asset revaluation charge, and the corresponding disposal of those assets. Amounts received upon the dispositions of net assets approximated the post-charge net carrying value. Additionally, this charge provides for the disposition of assets of another clinic, completed in the third quarter, not included in the fourth quarter 1997 asset revaluation charge, and the revaluation of assets at two other clinics that will be disposed of or restructured. The net book value of assets to be disposed of or restructured totaled $8.5 million at September 30, 1998, and consisted primarily of current assets and property and equipment.

       Pre-tax losses from clinics disposed of, to be disposed of, or restructured in 1998 totaled $1.5 million and $730,000 for the three months ended September 30, 1998 and 1997, respectively, and $3.6 million and $1.8 million for the nine months ended September 30, 1998 and 1997, respectively.

(5)    MERGER EXPENSES

       The Company recorded a pre-tax charge to earnings of approximately $14.2 million in the first quarter of 1998 relating to the termination of its merger agreement with MedPartners, Inc. This charge represents the Company's share of investment banking, legal, travel, accounting and other expenses incurred during the merger negotiation process.

(6)    SECURITIES REPURCHASE PROGRAM

       In September 1998, the Company adopted a Common Stock repurchase program whereby the Company may repurchase up to $50.0 million of its Common Stock. In October 1998, the Company announced the expansion of its Common Stock repurchase program into a securities repurchase program to include the Company's 4.5% Convertible Subordinated Debentures and other securities, the economic terms of which are derived from the Common Stock and/or Debentures. In conjunction with the securities repurchase program, the Company has repurchased approximately 2.4 million shares of Common Stock for approximately $11.6 million, 450,000 shares of which were repurchased in the third quarter.

(7)    NEW ACCOUNTING PRONOUNCEMENT

       Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No.130 "Reporting Comprehensive Income". Comprehensive income generally includes all changes in equity during a period except those resulting from investments by shareholders and distributions to shareholders. Net income was the same as comprehensive income for the third quarter and first nine months of 1998 and 1997.

(8)    CHANGE IN ACCOUNTING POLICY

       Effective April 1, 1998, the Company changed its policy with respect to amortization of intangible assets. All existing and future intangible assets will be amortized over a period not to exceed 25 years from the inception of the respective intangible assets. Had the Company adopted this policy at the beginning of 1997, amortization expense would have increased and diluted earnings per share would have decreased by approximately $2.8 million and $0.03, respectively, in the third quarter of 1997 and approximately $8.4 million and $0.08, respectively, in the first nine months of 1997. On the same basis, for the first quarter of 1998, amortization expense would have increased by approximately $3.3 million, resulting in a decrease in diluted earnings per share of $0.03.

                                                                     (Continued)

                          PHYCOR, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

(9)    SUBSEQUENT EVENTS

       Since September 30, 1998, the Company has acquired certain assets of a 35-physician multi-specialty clinic based in Huntington, New York and entered into a long-term service agreement with the affiliated physician group.

       Additionally, in October 1998, the Company formed a joint venture with Physician Partners Company, L.L.C., a physician organization created by the New York Presbyterian Hospital network to develop networks of IPAs, to create and operate a regional managed care contracting network, which will include IPAs in New York City, northern New Jersey, southern Connecticut and Long Island.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         PhyCor, Inc. ("PhyCor" or the "Company") is a physician practice management company that acquires and operates multi-specialty medical clinics, develops and manages independent practice associations ("IPAs") and provides health care decision-support services, including demand management and disease management services to managed care organizations, health care providers, employers and other group associations. The Company currently operates 57 clinics with approximately 3,795 physicians in 28 states and manages IPAs with approximately 25,000 physicians in 36 markets. The Company's affiliated physicians provide medical services under capitated contracts to approximately 1,617,000 patients, including approximately 273,000 Medicare/Medicaid eligible patients. The Company provides health care decision-support services to approximately 2.0 million individuals within the United States and an additional 500,000 under foreign country license agreements.

         The Company's strategy is to position its affiliated multi-specialty medical clinics and IPAs to be the physician component of organized health care systems. PhyCor believes physician organizations create the value in these networks because physician decisions determine the cost and quality of health care.

         A substantial majority of the Company's revenue in the first nine months of 1998 and 1997 was earned under service agreements with multi-specialty medical clinics. Revenue earned under substantially all of the service agreements is equal to the net revenue of the clinics, less amounts retained by physician groups. The service agreements contain financial incentives for the Company to assist the physician groups in increasing clinic revenues and controlling expenses.

         To increase clinic revenue, the Company works with its affiliated physician groups to recruit additional physicians, merge other physicians practicing in the area into the affiliated physician groups, negotiate contracts with managed care organizations and provide additional ancillary services. To reduce or control expenses, among other things, PhyCor utilizes national purchasing contracts for key items, reviews staffing levels to make sure they are appropriate and assists the physicians in developing more cost-effective clinical practice patterns.

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

         On July 1, 1998, the Company acquired Seattle-based CareWise, Inc. ("CareWise"), a nationally recognized leader in the health care decision support industry. The Company issued approximately 3.1 million shares of Common Stock in conjunction with the CareWise transaction.

         In July 1998, the Company acquired The Morgan Health Group, Inc. ("MHG"), an Atlanta-based IPA whose network of approximately 400 primary care physicians and 1,800 specialists provide care to approximately 57,000 managed care members under capitated contracts. On July 24, 1998, the Company acquired First Physician Care, Inc. ("FPC"), an Atlanta-based provider of practice management services. The Company issued approximately 2.9 million shares of Common Stock in conjunction with the FPC transaction.

         In addition, during the first nine months of 1998, the Company affiliated with PrimeCare International, Inc. ("PrimeCare"), one multi-specialty clinic, numerous smaller medical practices and completed its purchase of certain operating assets of Lakeview Medical Center located in Suffolk, Virginia, which was operated under a management agreement during December 1997, adding a total of $389.2 million in assets. The principal assets acquired were accounts receivable, property and equipment, prepaid expenses, and service agreement rights, an intangible asset. The consideration for the acquisitions consisted of approximately 38% cash, 13% liabilities assumed, 47% Common Stock and 2% convertible notes. The cash portion of the aggregate purchase price was funded by a combination of operating cash flow and borrowings under the Company's bank credit facility. Property and equipment acquired consists mostly of clinic and hospital operating equipment.

         Since September 30, 1998, the Company has acquired certain assets of a 35-physician multi-specialty clinic based in Huntington, New York and entered into a long-term service agreement with the affiliated physician group. Additionally, in October 1998, the Company formed a joint venture with Physician Partners Company, L.L.C., a physician organization created by the New York Presbyterian Hospital network to develop networks of IPAs, to create and operate a regional managed care contracting network, which will include IPAs in New York City, northern New Jersey, southern Connecticut and Long Island.

         The Company has historically amortized the goodwill and other intangible assets related to its service agreements over the periods during which the agreements are effective, ranging from 25 to 40 years. Effective April 1, 1998, the Company adopted a maximum of 25 years as the useful life for amortization of its intangible assets, including those acquired in prior years. Had this policy been in place for 1997, amortization expense would have increased by approximately $2.8 million in the third quarter of 1997, approximately $8.4 million in the first nine months of 1997, and approximately $11.2 million for the full year. Applying the Company's historical tax rate, diluted earnings per share would have been reduced by $.03 in the third quarter of 1997, $.08 for the first nine months of 1997, and $.10 for the full year of 1997. On the same basis, for the first quarter of 1998, amortization expense would have increased by approximately $3.3 million, resulting in a decrease in diluted earnings per share of $0.03.

RESULTS OF OPERATIONS

         The following table shows the percentage of net revenue represented by various expense and other income items reflected in the Company's Consolidated Statements of Operations:


                                                        THREE MONTHS                        NINE MONTHS
                                                     ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                                   1998              1997             1998              1997
                                                  ------            ------           ------           -------

Net revenue.................................      100.0%            100.0%           100.0%            100.0%
Operating expenses
   Cost of provider services................       12.9                --              7.1                --
   Salaries, wages and benefits.............       32.7              37.6             34.6              37.7
   Supplies.................................       14.2              16.4             15.2              16.0
   Purchased medical services...............        2.4               2.8              2.6               2.8
   Other expenses.........................         14.0              15.1             14.5              15.4
   General corporate expenses...............        1.9               2.3              2.1               2.5
   Rents and lease expense.................         8.1               8.9              8.6               8.9
   Depreciation and amortization............        6.0               5.6              5.9               5.5
Provision for asset revaluation
      and clinic restructuring..............       22.6                --             10.4                --
Merger expenses.....................                 --                --              1.3                --
                                                 ------            ------           ------              ----
Operating expenses..........................      114.8     (A)      88.7            102.3     (A)      88.8
                                                 ------            ------           ------              ----
      Earnings (loss) from operations.......      (14.8)    (A)      11.3             (2.3)    (A)      11.2
Interest income.............................       (0.2)             (0.2)            (0.2)             (0.3)
Interest expense............................        2.4               1.9              2.4               2.1
                                                 ------            ------           ------              ----
      Earnings (loss) before income taxes
       and minority interest................      (17.0)    (A)       9.6             (4.5)    (A)       9.4
Income tax (benefit) expense................       (5.4)    (A)       3.3             (1.5)    (A)       3.2
Minority interest.........................          0.9               1.0              0.9               1.1
                                                 ------            ------          -------              ----
      Net earnings (loss)...................      (12.5)%   (A)       5.3%            (3.9)%   (A)       5.1%
                                                 ======            ======          =======              ====

(A) Excluding the effect of the provision for clinic restructuring and merger expenses in 1998, operating expenses, earnings from operations, earnings before income taxes and minority interest, income tax expense and net earnings, as a percent of net revenue, would have been 92.2%, 7.8%, 5.6%, 1.8% and 2.9%, respectively, for the three months ended September 30, 1998, and 90.6%, 9.4%, 7.2%, 2.4% and 3.9%, respectively, for the nine months ended September 30, 1998.

1998 Compared to 1997

         Net revenue increased $124.2 million, or 43.7%, from $284.3 million for the third quarter of 1997 to $408.5 million for the third quarter of 1998, and from $802.3 million to $1.1 billion for the first nine months of 1997 compared to 1998, an increase of 37.4%. The increase in clinic net revenue from the third quarter of 1997 compared to 1998 was $62.1 million, including $59.0 million in service fees resulting from newly acquired clinics in 1998 or the timing of entering into new service agreements in 1997 and was comprised of (i) a $56.5 million increase in service fees for reimbursement of clinic expenses incurred by the Company and (ii) a $5.6 million increase in the Company's fees from clinic operating income and net physician group revenue. The increase in clinic net revenue from the first nine months of 1997 compared to 1998 was $196.9 million, including $172.2 million in service fees resulting from newly acquired clinics in 1998 or the timing of entering into new service agreements in 1997, and was comprised of (i) a $177.0 million increase in service fees for reimbursement of clinic expenses incurred by the Company and (ii) a $19.9 million increase in the

Company's fees from clinic operating income and net physician group revenue. The increases in clinic net revenue have been reduced as a result of assets disposed of in 1998 by $19.5 million and $26.8 million in the third quarter and the first nine months of 1998, respectively. Net revenue from the 38 service agreements (excluding clinics being restructured or sold) and 27 IPA markets in effect for both quarters, increased by $23.0 million, or 9.5%, for the quarter and $74.2 million, or 11.0%, for the nine months ended September 30, 1998, compared with the same period in 1997. Same market growth resulted from the addition of new physicians, the expansion of ancillary services and increases in patient volume and fees.

         During the third quarter and first nine months of 1998, most categories of operating expenses varied as a percentage of net revenue when compared to the same periods in 1997. The addition of cost of provider services is a result of the acquisitions of PrimeCare and MHG in 1998. PrimeCare and MHG manage IPAs, and each are a party to certain managed care contracts, resulting in the Company presenting such revenue on a "gross-up basis", where the cost of provider services (payments to physicians and other providers under sub-capitation and other reimbursement contracts) is not included as a deduction to net revenue of the Company but is reported as an operating expense. This revenue reporting has an impact on the Company's operating expenses as a percentage of net revenue. Excluding the impact of PrimeCare's and MHG's revenue reporting, most categories of operating expenses as a percentage of net revenue during the third quarter and first nine months of 1998 were comparable to the percentages for the same periods in 1997. Excluding the impact of PrimeCare's revenue reporting, other clinic expenses and rents and leases increased as a percentage of net revenue reflecting the impact of recent acquisitions with higher levels of these expenses compared to the existing base of operations. While general corporate expenses decreased as a percentage of net revenue, the dollar amount of general corporate expenses increased as a result of the addition of corporate personnel to accommodate growth and to respond to increasing physician group needs for support in managed care negotiations, information systems implementation and clinical outcomes management programs. The increase in depreciation and amortization expense as a percentage of net revenue resulted from the change in the amortization policy with respect to intangible assets and the impact of recent acquisitions.

         The provision for clinic restructuring of $22.0 million in the first quarter of 1998 related to seven of the Company's clinics that were being restructured or disposed of and included facility and lease termination costs, severance and other exit costs. In the fourth quarter of 1997, the Company recorded a pre-tax charge of $83.4 million related to asset revaluation at these same clinics. The charges addressed operating issues which developed in four of the Company's multi-specialty clinics which represent the Company's earliest developments of such clinics through the formation of new groups. Three other clinics included in the 1997 charge represent clinics disposed of during 1998 because of a variety of negative operating and market-specific issues. In the third quarter of 1998, the Company recorded a net pre-tax asset revaluation charge of $92.5 million. This charge related to deteriorating negative operating trends for two clinic operations which were included in the fourth quarter 1997 asset revaluation charge, and the corresponding decision to dispose of those assets in the third quarter of 1998. Additionally, this charge provided for the disposition of assets of another clinic not included in the fourth quarter 1997 asset revaluation charge, and the revaluation of assets at two other clinics that will be disposed of or restructured. Losses on the six clinics divested as of September 30, 1998 approximated the amounts accrued. The total provision for asset revaluation and clinic restructuring for the nine months ended September 30, 1998 totaled $114.5 million, consisting of the $22.0 million in the first quarter of 1998 and the net $92.5 million in the third quarter of 1998. For additional discussion, see "Liquidity and Capital Resources."

         The Company also recorded a pre-tax charge to earnings of approximately $14.2 million in the first quarter of 1998 relating to the termination of its merger agreement with MedPartners, Inc. This charge represents PhyCor's share of investment banking, legal, travel, accounting and other expenses incurred during the merger negotiation process.

         The Company expects an effective tax rate of approximately 37.5% in 1998 before the tax benefit of the provision for clinic restructuring and merger expenses discussed above as compared to a rate of 38.5% in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1998, the Company had $244.7 million in working capital, compared to $203.3 million as of December 31, 1997. Also, the Company generated $38.5 million of cash flow from operations for the third quarter of 1998 compared to $45.8 million for the third quarter of 1997 and $112.9 million for the first nine months of 1998 compared to $89.0 million for the same period in 1997. At September 30, 1998, net accounts receivable of $430.0 million amounted to 70 days of net clinic revenue compared to $391.7 million and 72 days at the end of 1997.

         In September 1998, the Company adopted a Common Stock repurchase program whereby the Company may repurchase up to $50.0 million of its Common Stock. In October 1998, this program was expanded into a securities repurchase program which includes the Company's Common Stock, the Company's 4.5% Convertible Subordinated Debentures due 2003 and other securities, the economic terms of which are derived from the Company's Common Stock and/or Debentures. During the third quarter of 1998, the Company repurchased 450,000 shares of its Common Stock for approximately $2.3 million. As of November 13, 1998, the Company has repurchased an aggregate of approximately 2.4 million shares of its Common Stock for approximately $11.6 million.

         In the first nine months of 1998, $2.0 million of convertible subordinated notes issued in connection with physician group asset acquisitions were converted into Common Stock. These conversions, option exercises and other issuances of Common Stock, combined with repurchases of Common Stock and net losses for the first nine months of 1998, resulted in an increase of $177.4 million in shareholders' equity compared to December 31, 1997.

         Capital expenditures during the first nine months of 1998 totaled $51.3 million. The Company is responsible for capital expenditures at its affiliated clinics under the terms of its service agreements. The Company expects to make approximately $18.0 million in capital expenditures during the remainder of 1998.

         In June 1995, the Company purchased a minority interest of approximately 9% in PhyCor Management Corporation ("PMC") and managed PMC pursuant to a 10-year administrative services agreement. PMC developed and managed IPAs and provided other services to physician organizations. The Company acquired the remaining interests of PMC on March 31, 1998 for an aggregate purchase price of approximately $21.0 million paid in shares of the Company's Common Stock.

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

         In addition, deferred acquisition payments are payable to physician groups in the event such physician groups attain predetermined financial targets during established periods of time following acquisition. If each group satisfied its applicable financial targets for the periods covered, the Company would be required to pay an aggregate of approximately $75.9 million of additional consideration over the next five years, of which a maximum of $16.7 million would be payable during the remainder of 1998.

         In the fourth quarter of 1997, the Company recorded a pre-tax charge to earnings of $83.4 million related to the revaluation of assets of seven of the Company's multi-specialty clinics. In the first quarter of 1998, the Company recorded an additional charge of $22.0 million related to these clinics that were being restructured or sold. These pre-tax charges were partially in response to issues which arose in four of the Company's multi-specialty clinics which represented the Company's earliest developments of such clinics through the formation of new groups. The clinics were considered to have an impairment of certain current assets, property and equipment, other assets and, primarily, intangible assets as a result of certain groups of physicians within a larger clinic terminating their relationship with the medical group affiliated with the Company and therefore affecting future cash flows. In the third quarter of 1998, the Company recorded a net pre-tax asset revaluation charge of $92.5 million. This charge related to deteriorating negative operating trends for two group formation clinics which were included in the fourth quarter 1997 asset revaluation charge, and the corresponding disposal of those assets in the third quarter of 1998. Additionally, this charge provided for developments at three other group formation clinics which included the disposition of assets of one such group not included in the fourth quarter of 1997 asset revaluation charge, and the impairment of assets at two other group formation clinics that will be restructured or disposed. At September 30, 1998, the Company had a total of six group formation clinics, which includes three clinics associated with the charges discussed above. The total assets and intangible assets of the remaining six group formation clinics totaled $61.7 million and $26.7 million at September 30, 1998, respectively.

         The three other clinics included in the fourth quarter of 1997 charge represented clinics disposed of because of a variety of negative operating and market issues including those related to market position and clinic demographics, physician relations, operating results and ongoing viability of the existing medical group. Although these factors have been present individually from time to time in various affiliated clinics and could occur in future clinic operations, the combined effect of the existence of these factors at the clinics disposed of resulted in clinic operations that made it difficult for the Company to effectively manage the clinics. One of these clinics was sold in the first quarter of 1998, the second in April 1998 and the third in July 1998. For all clinic dispositions, the assets were disposed of at a discount to original carrying value, as such disposition was considered more cost-effective than a liquidation which might have subjected the Company to additional costs. The Company recorded no gain or loss on the final disposition of these assets.

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

         The Company has been the subject of an audit by the Internal Revenue Service ("IRS") covering the years 1988 through 1993. The IRS has proposed adjustments relating to the timing of recognition for tax purposes of certain revenue and deductions relating to uncollectible accounts and a recharacterization of the Company's relationship with affiliated physician groups. The Company disagrees with the positions asserted by the IRS including any recharacterization and is vigorously contesting these proposed adjustments. The Company believes that any adjustments resulting from resolution of this disagreement would not affect reported net earnings of the Company but would defer tax benefits and change the levels of current and deferred tax assets and liabilities. For the years under audit, and potentially, for subsequent years, any such adjustments could result in material cash payments by the Company. The Company does not believe the resolution of this matter will have a material adverse effect on its financial condition, although there can be no assurance as to the outcome of this matter. In addition, the IRS recently began an audit of the Company's 1994 and 1995 federal tax returns.

         The Company modified its bank credit facility in April and September 1998. The Company's bank credit facility, as amended, provides for a five-year, $500.0 million revolving line of credit for use by the Company prior to April 2003 for acquisitions, working capital, capital expenditures and general corporate purposes. The total drawn cost under the facility is either (i) .50% to 1.25% above the applicable eurodollar rate or (ii) the agent's base rate plus
 .125% to .575% per annum. The total weighted average drawn cost of outstanding borrowings at September 30, 1998 was 6.43%. On October 17, 1997, the Company entered into an interest rate swap agreement to fix the interest rate on $100 million of debt at 5.85% relative to the three month floating LIBOR. This interest rate swap agreement was amended, effective October 17, 1998, to a fixed rate of 5.78% and a maturity date of July 2003 with the lender's option to terminate beginning October 2000. In September 1998, the Company entered into an interest rate swap agreement to fix the interest rate on an additional $100 million of debt at 5.14% relative to the three month floating LIBOR. This second swap agreement matures September 2003 with the lender's option to terminate beginning September 2000.

         The Company also has a $100 million synthetic lease facility that was entered into in April 1998. The synthetic lease facility is project specific and provides for, among other projects, the construction or acquisition of certain medical office buildings. The total drawn cost under the synthetic lease facility is .375% to 1.00% above the applicable eurodollar rate.

         The Company's bank credit facility and synthetic lease facility contain covenants which, among other things, require the Company to maintain certain financial ratios and impose certain limitations or prohibitions on the Company with respect to (i) the incurring of certain indebtedness, (ii) the creation of security interests on the assets of the Company, (iii) the payment of cash dividends on, and the redemption or repurchase of, securities of the Company, (iv) investments and (v) acquisitions. The Company is required to obtain bank consent for an acquisition with an aggregate purchase price of $75.0 million or more. The Company was in compliance with such covenants at September 30, 1998.

         In September 1998, the Company announced that earnings for the third and fourth quarters of 1998 were expected to be below analysts' expectations. The lower earnings expectations are a result of the third quarter asset revaluation charge, increased amortization expense in connection with the CareWise and FPC acquisitions being accounted for as purchases rather than poolings-of-interests and lower than originally expected earnings contributions from recent acquisitions. While existing operations as a whole are performing generally in line with the Company's expectations, the PrimeCare, MHG and FPC acquisitions completed in the second and third quarters are not contributing earnings at expected levels. Lower earnings from PrimeCare during the second half of 1998 results from lower revenue than originally expected because of delays in receipt of its limited Knox-Keene license and lower enrollment and payor contracting issues. The limited license under California's Knox-Keene Act was granted to a PrimeCare subsidiary on October 21, 1998, allowing contracting in California for global capitation to provide professional and institutional services. The performance of PrimeCare is expected to gradually improve over current levels during 1999.

         The earnings contributions of both MHG and FPC are below target because of lower than expected earnings from MHG's managed care contracts and a combination of lower revenues and higher costs in FPC's core business. The combined earnings shortfall plus increased goodwill amortization resulted in a decrease in the third quarter of 1998 earnings per share of approximately $0.04 and are expected to result in a decrease of $.05 in fourth quarter of 1998 earnings per share. It is currently difficult to determine whether FPC or MHG will be able to reach targeted earnings levels in the near future. As the physician practice management industry continues to evolve, the Company expects to grow more slowly during this time of industry uncertainty.

         At September 30, 1998, the Company had cash and cash equivalents of approximately $42.8 million, and as of November 13, 1998, $119.4 million available under its bank credit facility. The Company believes that the combination of funds available under the Company's bank credit facility, together with cash reserves and cash flow from operations, should be sufficient to meet the Company's current planned capital expenditures and working capital needs over the next year.

         In addition, in order to provide the funds necessary for the continued pursuit of the Company's long-term acquisition and expansion strategy, the Company expects to continue to incur, from time to time, additional short-term and long-term indebtedness and to issue equity and debt securities, the availability and terms of which will depend upon market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company. The outcome of certain pending legal proceedings described in Part II, Item I hereof may have an impact on the Company's liquidity and capital resources.

Year 2000

         The following disclosure is designated as Year 2000 readiness disclosure for purposes of the Year 2000 Information and Readiness Disclosure Act.

         PhyCor has developed a program designed to identify, assess, and remediate potential malfunctions and failures that may result from the inability of computers and embedded computer chips within the Company's information systems and equipment to appropriately identify and utilize date-sensitive information relating to periods subsequent to December 31, 1999. This issue is commonly referred to as the "Year 2000 issue" and affects not only the Company, but virtually all companies and organizations with whom the Company does business. The Company is dependent upon Year 2000 compliant information technology systems and equipment in applications critical to the Company's business. The Company's information technology systems ("IT systems") can be broadly categorized into the following areas: (i) practice management, (ii) managed care information, (iii) consumer decision support system that supports the operations of CareWise, (iv) ancillary information systems, including laboratory, radiology, pharmacy and clinical ancillary systems, and (v) other administrative information systems including accounting, payroll, human resource and other desktop systems and applications.

         The Company generally owns and provides to its various affiliated multi-specialty clinics the IT systems in use at those locations, and such systems originated and are supported by a variety of vendors. In addition, the Company generally owns and provides biomedical equipment (laboratory equipment, radiology equipment, diagnostic equipment and medical treatment equipment) for use by its affiliated physician groups and by its Company-owned hospital, as well as other equipment in use at Company-owned or leased facilities such as telephone and HVAC systems. Such non-information technology ("Non-IT") equipment often contains embedded computer chips that could be susceptible to failure or malfunction as a result of the Year 2000 issue.

         To address the Year 2000 issue, the Company has formed a Year 2000 committee comprised of representatives from a cross-section of the Company's operations as well as senior management of the Company. The committee, with the assistance of outside consultants, developed a comprehensive plan to address the Year 2000 issue within all facets of the Company's operations. The plan includes processes to inventory, assess, remediate or replace as necessary, and test the Company's IT systems and Non-IT equipment. In addition, the Company has appointed local project coordinators at all PhyCor-affiliated facilities who are responsible for overseeing the comprehensive project management activities at the local subsidiary level. Each project coordinator is responsible for developing a local project plan that includes processes to inventory, assess, remediate or replace as necessary, and test the Company's IT and Non-IT systems. Each local project coordinator is also responsible for assessing the compliance of the electronic trading partners and business critical vendors for that location, however the compliance of certain vendors providing business critical IT systems in wide use within the Company is monitored at the parent company level. The Company's Year 2000 compliance plan continues to evolve for new business transactions and new information received from vendors and trading partners such as third party payers and purchasing agents.

         The Company has completed the inventory and assessment phase of business critical IT systems and is in the process of upgrading or replacing IT systems found not to be compliant, either internally or through the upgrades provided by the Company's vendors. In certain cases, the Company's plan provides for verification of Year 2000 compliance of vendor-supplied IT systems by obtaining warranties and legal representations of the vendors. Much of the remediation is being accomplished as a part of the Company's normal process of standardizing various IT systems utilized by its affiliated clinics and IPAs, although in certain cases the standardization process is moving at an accelerated pace as a result of the Year 2000 issue. The Company's plan calls for achieving Year 2000 compliance with respect to all IT systems by October 1999. The Company believes that it is on schedule to meet that goal.

         The inventory and assessment of Non-IT equipment is proceeding simultaneously with that of IT systems, but at a slower pace, partly as a result of the need to rely on vendor representations with respect to many pieces of equipment that involve embedded chip technology which does not allow for input of date-sensitive information. With respect to the compliance of Non-IT equipment, equipment directly involved in patient care is the Company's first priority.

         The malfunction or complete failure of the Company's IT systems or certain pieces of Non-IT equipment would likely have a material adverse effect on the operations, results of operations and financial condition of the Company and the Company is developing contingency plans to address those risks. Risks related to practice management applications include failures or malfunctions that could prevent automated scheduling and accounts receivable management, including billing and collections functions. Risks involved in the managed care applications include failures in the Company's managed care systems causing a backlog of claims or failures at one or more of the Company's payers causing a delay in the payment of claims and capitation payments, either of which could negatively affect cash flows of the Company. The failure of certain critical pieces of medical equipment could result in personal injury or misdiagnosis of patients by physicians practicing at the Company's affiliated clinics and hospitals. The Company is working with local project coordinators to develop contingency plans with respect to its own business critical IT systems and Non-IT equipment to address known risks and intends to develop contingency plans for failures at the Company's electronic trading partners. The Company intends to have contingency plans in place by July 1999. The nature of the Year 2000 issue, and the lack of historical experience in addressing it, however, could result in unforeseen risks.

         To date, the Company has spent approximately $250,000 on the development and implementation of its Year 2000 compliance plan. The Company estimates that it will spend a total of approximately $28 million to complete all phases of its plan, which amounts will be funded from cash flows from operations and, if necessary, with borrowings under the Company's primary credit facility. Of those costs, an estimated $24 million is expected to be incurred to acquire replacement systems and equipment, including certain amounts spent in connection with standardizing certain of the Company's systems.

         Although the Company believes that it will be substantially compliant by the Year 2000, there can be no assurance that the Company's operations will not experience disruption as a result of system or equipment failures related to Year 2000 issues at the Company or Year 2000 related failures at third parties, including payors, software, data processing and other vendors, with which the Company has commercial relationships. The Company's forward looking statements concerning the Year 2000 issue are dependent on many factors, including the ability of material third party vendors and trading partners to achieve Year 2000 compliance, the proper functioning of new systems and the integration of those systems and related software into the Company's operations, some of which are beyond the Company's control.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

No disclosure required.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      The Company and certain of its officers and directors, Joseph C. Hutts, Derril W. Reeves, Richard D. Wright, Thompson S. Dent, and John K. Crawford have been named defendants in nine (9) purported nationwide securities fraud class actions filed between September 8 and October 9, 1998. Two of these actions, James S. Bryant, etc. v. Joseph C. Hutts, et al., No. 98-2719-III and Robert H. Leonard, etc. v. Joseph C. Hutts, et al., No. 98-2813 I, were filed in the Chancery Court for Davidson County, Tennessee, and allege violations of Tennessee's securities anti-fraud statutes, TCA sections 48-2-121(a)(2) and 48-2-122(c). Five of the actions, John Butler vs. Joseph C. Hutts, et al., Civil Action No. 3-98-0911; Christopher Cimino, etc. vs. Joseph C. Hutts, et al., Civil Action No. 3-98-1008; James Meyer vs. Joseph C. Hutts, et al., Civil Action No. 3-98-0834; Dr. Stuart Siegal vs. Joseph C./Hutts, et al, Civil Action No. 3-98-0973; and Louis J. D'Ambrosio vs. Joseph C. Hutts, et al., Civil Action No. 3-98-0948, were filed in the United States District Court for the Middle District of Tennessee, and allege that the defendants violated section 10(b) of the Securities Exchange Act of 1934 (the "1934 Act") and Rule 10b-5 thereunder, and allege that the individual defendants violated section 20 of the 1934 Act, which, under certain circumstances, may impose liability upon persons in control of an entity which violates provisions of the 1934 Act. Two of the actions, Malcolm Rosenwald, etc. v. Joseph C. Hutts, et al, Case No. 98-CV-4642 and Albert Zucker, etc. v. Joseph C. Hutts, et al., Case No. 98 CV 6191, were filed in the United States District Court for the Eastern District of New York, and name only Joseph C. Hutts and John K. Crawford as individual defendants. These two actions similarly allege that the defendants violated section 10(b) of the 1934 Act and Rule 10b-5, and that the individual defendants Hutts and Crawford violated section 20 of the 1934 Act. The factual allegations of the complaints in all nine actions are substantially identical, and assert that during various periods between April 22, 1997 and September 22, 1998, the defendants issued false and misleading statements which materially misrepresented the earnings and financial condition of the Company and its clinic operations and misrepresented and failed to disclose various other matters concerning the Company's operations in order to conceal the purported failure of the Company's business model, and to allow the Company's securities to trade at inflated levels while the individual defendants sold shares of the Company's stock at such levels. In each of the nine actions, the plaintiff seeks to be certified as the representative of a class of all persons similarly situated who were allegedly damaged by the defendants' alleged violations during the period alleged to be the "class period". Each of the actions seek damages in an indeterminate amount, interest, attorneys' fees and equitable relief including the imposition of a trust upon the profits from the individual defendants' trades. The Company believes that it has meritorious defenses to all of the claims, and intends to vigorously defend all of the claims in these actions.

      In the Company's Annual Report on Form 10-K, as amended by Form 10-K/A, the Company reported that certain physicians in the Holt-Krock Clinic had filed a declaratory judgment action, Cynthia K. Ashcraft, M.D., et al. v. Holt-Krock Clinic, et al., in Sebastian County Chancery Court, No. E-98-407(III) seeking a ruling regarding the enforceability of their several agreements with the Company, its Fort Smith, Arkansas subsidiary and Holt-Krock on April 17, 1998. The lawsuit is continuing and PhyCor and Holt-Krock have filed cross-claims against the physicians seeking specific performance of the agreements. On October 23, 1998, the Company and Holt-Krock commenced an action, PhyCor, Inc. et al. v. Sparks Regional Medical Center, et al., in Sebastian County Chancery Court alleging tortious interference with PhyCor's contracts with physicians by the hospital and other claims. The Company believes that it has meritorious defenses to all of the claims against it, and is vigorously pursuing these actions.

      Although the Company does not believe the above-described matters will have a material adverse effect on its financial condition, there can be no assurance as to the outcome of the litigation. The Company's forward-looking statements relating to the above-described litigation reflect management's best judgment based on the status of the litigation to date and facts currently known to the Company and, as a result, involve a number of risks and uncertainties, including the possible disclosure of new facts and information adverse to the Company in the discovery process and the inherent uncertainties associated with litigation.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

 (A)    EXHIBITS.


EXHIBIT
NUMBER            DESCRIPTION OF EXHIBITS
------            -----------------------
 3.1      --      Restated Charter of Registrant(1)
 3.2      --      Amendment to Restated Charter of the Registrant (2)
 3.3      --      Amendment to Restated Charter of the Registrant (3)
 3.4      --      Amended Bylaws of the Registrant (1)
 4.1      --      Specimen of Common Stock Certificate (4)
 4.2      --      Shareholder Rights Agreement, dated February 18, 1994, between the Registrant and First Union National Bank of North Carolina (5)
 10       --      Amendment No. 1 and Consent to the Second Amended and Restated Credit Agreement,
                  dated as of September 22, 1998, among the Registrant, the Banks named therein and
                  Citibank, N.A.
 27.1     --      Financial Data Schedule (for SEC use only)
 27.2     --      Financial Data Schedule (for SEC use only)

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

 (B)      REPORTS ON FORM 8-K.

          The Company filed a Current Report on Form 8-K on July 23, 1998 announcing an expected pre-tax charge to earnings in the third quarter of 1998 pursuant to Item 5 of Form 8-K; and a Current Report on Form 8-K on September 23, 1998 announcing a reduction in targeted earnings per share for the third and fourth quarters of 1998, an increase in the previously announced pre-tax charge in the third quarter of 1998, the adoption of a common stock repurchase program, and a change in the method of accounting for two acquisitions resulting in increased expense and a reduction in expected earnings growth in 1999 pursuant to Item 5 of Form 8-K.

                                   SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PHYCOR, INC.

                                  By:      /s/  John K. Crawford
                                          ---------------------------------
                                           John K. Crawford
                                           Executive Vice President and
                                           Chief Financial Officer
 Date:   November 16, 1998

                                  EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBITS
------            -----------------------
    3.1   --      Restated Charter of Registrant(1)
    3.2   --      Amendment to Restated Charter of the Registrant (2)
    3.3   --      Amendment to Restated Charter of the Registrant (3)
    3.4   --      Amended Bylaws of the Registrant (1)
    4.1   --      Specimen of Common Stock Certificate (4)
    4.2   --      Shareholder Rights Agreement, dated February 18, 1994, between the Registrant and First Union National Bank of North Carolina (5)
   10     --      Amendment No. 1 and Consent to the Second Amended and Restated Credit Agreement,
                  dated as of September 22, 1998, among the Registrant, the Banks named therein and
                  Citibank, N.A.
   27.1   --      Financial Data Schedule (for SEC use only)
   27.2   --      Financial Data Schedule (for SEC use only)

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