Form 10-K405
period 1998-12-31
PHYCOR INC /TN/
filed 1999-03-31
CIK 881400

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 1998, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ________ to
         ________

                          COMMISSION FILE NO.: 0-19786

                                  PHYCOR, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


            TENNESSEE                                   62-1344801
 -------------------------------            ------------------------------------
 (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)


 30 BURTON HILLS BOULEVARD, SUITE 400
         NASHVILLE, TENNESSEE                              37215
 -----------------------------------        ------------------------------------
       (Address of Principal                             (Zip Code)
         Executive Offices)


       Registrant's telephone number, including area code: (615) 665-9066
                                                          ----------------

           Securities registered pursuant to Section 12(b) of the Act:

              NONE                                         NONE
 -------------------------------            ------------------------------------
      (Title of Each Class)                       (Name of Each Exchange
                                                   on Which Registered)

           Securities registered pursuant to Section 12(g) of the Act:

                      COMMON STOCK; NO PAR VALUE PER SHARE
--------------------------------------------------------------------------------
                                (Title of Class)

                4.5% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2003
--------------------------------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES   X    NO
                                             ------    ------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the shares of common stock (based upon the closing sales price of these shares as reported on the Nasdaq Stock Market's National Market on March 26, 1999) of the registrant held by non-affiliates on March 26, 1999, was approximately $378.6 million.

         As of March 24, 1999, 76,229,540 shares of the registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Document incorporated by reference and the part of Form 10-K into which the document is incorporated:

         Portions of the Registrant's Definitive Proxy Statement
         Relating to the Annual Meeting of Shareholders to be
         held on May 25, 1999.....................................Part III

                           FORWARD-LOOKING STATEMENTS

         This report and other information that is provided by PhyCor, Inc. ("PhyCor" or the "Company") contain forward-looking statements, including those regarding the status of existing clinic and IPA operations, the development of additional IPAs, the adequacy of PhyCor's capital resources and other statements regarding trends relating to various revenue and expense items. Many factors, including PhyCor's ability to successfully restructure and maintain its relationships with certain of its affiliated physician groups and IPAs and their payors, could cause actual results to differ materially from those projected in such forward-looking statements. In addition, factors including competition in the health care industry, regulatory developments and changes, the nature of capitated fee arrangements and other methods of payment for medical services, the risk of professional liability claims, PhyCor's dependence on the revenue generated by its affiliated clinics, the outcome of pending litigation, risks associated with Year 2000 related failure and other uncertainties, could also cause results to differ materially from those expressed or implied in the forward-looking statements.

         For a more detailed discussion of the factors that could affect the results of operations and financial condition of the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors."

                                     PART I

ITEM 1.     BUSINESS

COMPANY OVERVIEW

         We are a medical network management company that operates multi-specialty medical clinics and develops and manages independent practice associations ("IPAs"), which are networks of independent physicians who contract together to provide medical services to individuals whose health care costs are covered by health maintenance organizations, insurers, employers or other third-party payors of health care services. In connection with our multi-specialty clinic operations, we manage and operate two hospitals and four health maintenance organizations ("HMOs"). We also provide health care decision-support services, including demand management and disease management services, to managed care organizations, health care providers, employers and other group associations.

         As of December 31, 1998, we operated 56 clinics with 3,693 physicians in 27 states. Our IPAs included approximately 22,900 physicians in 35 markets. Our affiliated physicians provided capitated medical services to approximately 1,643,000 members, including approximately 304,000 Medicare and Medicaid members. We also provided health care decision-support services to approximately
2.2 million individuals within the United States and approximately 500,000 additional individuals under foreign country license agreements.

         Our strategy is to position our affiliated multi-specialty medical clinics and IPAs to be the physician component of organized health care systems. We operate multi-specialty medical clinics with established market shares and reputations for providing quality medical care. We focus our IPA development and management efforts in markets that have characteristics indicating opportunities for rapid enrollment growth and attractive fixed fees or capitation rates. The Company helps to generate increased demand for the services and capabilities of its affiliated physician organizations and to achieve growth through the addition of physicians, the expansion of managed care relationships and the addition and expansion of ancillary services.

         We believe that multi-specialty physician organizations are a critical element of organized health care systems, because physician decisions determine the cost and quality of care. PhyCor believes that physician-driven organizations, including multi-specialty medical clinics, IPAs and the combination of such organizations, present more attractive alternatives for physician consolidation than hospital or insurer HMO controlled organizations. Through the combination of our multi-specialty medical clinic and IPA management capabilities, we offer management services to substantially all types of physician organizations.

         We implement a number of programs and services at each clinic in order to promote growth and efficiency. These programs include strategic planning and budgeting, which focus on, among other things, cost containment and expense reduction. PhyCor negotiates managed care contracts, enters into national purchasing agreements, conducts productivity and procedure coding and charge capturing studies and assists the clinics in physician recruitment efforts. We maintain, for each clinic, information processing systems that have expanded our accounting, billing, receivables management, scheduling and reporting systems capabilities. We have also implemented a quality improvement initiative designed to enhance the quality of patient service delivery systems at our affiliated clinics through the maintenance and measurement of performance standards and collection and review of patient evaluations.

         In response to events occurring in the market place, including a reduction in health care reimbursement and the general difficulties being experienced by many physicians and companies in the medical network management industry (including PhyCor), we have modified our approach to structuring arrangements with physician groups with which we might affiliate in the future. We seek to acquire additional clinics through this modified affiliation structure, which reduces significantly the capital investment made by PhyCor at the initiation of a relationship. This reduced investment reduces the fees paid by physician groups to PhyCor for management services and allows us to make additional capital available to the groups during the term of the service agreement. This capital will be used to assist the physician groups in the expansion and improvement of their practices. We believe this new structure will benefit both PhyCor and our affiliated physician organizations. We are also seeking affiliations with physician organizations which have been created by hospital systems. Hospital systems generally have experienced significant losses from the ownership and operation of physician practices, and we believe that management by PhyCor of these hospital-sponsored physician organizations will benefit hospitals and hospital systems.

MULTI-SPECIALTY MEDICAL CLINICS

         A multi-specialty medical clinic provides a wide range of primary and specialty physician care and ancillary services through an organized physician group practice representing various medical specialties. Multi-specialty medical clinics historically have been locally owned organizations managed by practicing physicians. As of December 31, 1998, we operated 56 clinics with 3,693 physicians in 27 states. During 1998, we assisted affiliated clinics in recruiting approximately 492 new physicians and in merging the practices of 58 additional physicians into their clinics.

         Clinic Operations

         We manage clinics pursuant to long-term service agreements with each of the affiliated physician groups. Under the terms of the service agreement, we typically provide each physician group with the equipment and facilities used in its medical practice, manage clinic operations, employ the clinic's non-physician personnel, other than certain diagnostic technicians, and receive a service fee.

         During 1998, we acquired the assets of two multi-specialty clinics located in New Britain, Connecticut and Huntington, New York, respectively, and completed the purchase of certain assets of Lakeview Medical Center in Suffolk, Virginia and numerous smaller medical practices. The Connecticut acquisition was the Company's first clinic in that state. The principal assets acquired were accounts receivable, property and equipment, prepaid expenses and service agreement rights, an intangible asset. The consideration for the acquisitions consisted of approximately 54% cash, 36% liabilities assumed and 10% convertible notes. The cash portion of the aggregate purchase price was funded by a combination of operating cash flow and borrowings under the Company's bank credit facility. Property and equipment acquired consisted mostly of clinic operating equipment. The Company is pursuing other possible clinic acquisitions in both existing and new markets. There can be no assurance that additional clinic acquisitions will be successfully completed.

         In May 1998, we acquired PrimeCare International, Inc. ("PrimeCare"), a medical network management company serving southern California's Inland Empire area. PrimeCare's network is comprised of an integrated campus, including the Desert Valley Medical Group, Desert Valley Hospital and Apple Valley Surgery Center, as well as the Inland Empire area IPA network. We issued approximately
4.0 million shares of common stock in connection with the PrimeCare transaction. See "Item 3. Legal Proceedings."

         On July 24, 1998, we acquired First Physician Care, Inc. ("FPC"), an Atlanta-based provider of practice management services. We issued approximately
2.9 million shares of common stock in connection with the FPC transaction. In September 1998, we announced that certain of FPC's clinics were operating significantly below expectations because of lower than expected revenues and higher costs associated with FPC's core business. Additionally, in February 1999, we announced that because certain of FPC's clinics continued to experience significant negative operating results which ultimately may require the sale of certain clinic assets and discontinuation of some operations, a pre-tax charge of $18.1 million was recorded in the fourth quarter of 1998 to recognize the expected decline in future cash flows. In addition, we expect to record a pre-tax charge of $1.8 million in the first quarter of 1999 related to severance and other exit costs in connection with the restructuring of certain FPC operations and may incur additional costs associated with restructuring or terminating these or other FPC operations.

         In 1998, we recorded asset revaluation and restructuring charges associated with clinic operations totaling $193.3 million related to the disposition of assets of seven clinics and the revaluation of assets related to certain underperforming clinics. As identified above, the Company expects to record a pre-tax charge in the first quarter of 1999 totaling $8.0 million related to severance and other transition costs resulting from the restructuring and disposition of certain operations. These asset revaluation and restructuring charges relate to certain group formation clinics and to certain traditional clinics that were disposed of and certain clinics whose assets were written down because of a variety of negative operating and market issues, including those related to market position and clinic demographics, physician relations, departure rates, declining physician incomes, physician productivity, operating results and ongoing commitment and viability of the medical group. We continually review our operations and trends impacting those operations to determine the appropriate carrying value of our assets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         There can be no assurance that our efforts to strengthen and improve each of our individual business operations will be successful, or that future cash flows generated from our investments in each of our business operations will be adequate to allow for full recovery of these investments. As a result, there can be no assurance that future asset revaluation and restructuring charges will not be necessary as business conditions and operating trends continue to change.

         As of December 31, 1998, PhyCor operated the following medical clinics in conjunction with the affiliated physician groups described below:

                                                                   Percentage
                                                                   of Primary    Number of       PhyCor
                                              Year    Number of       Care        Medical      Operations
Clinic                     Location         Founded   Physicians   Physicians   Specialties    Commenced
------                     --------         -------   ----------   ----------   -----------    ---------
Green Clinic               Ruston, LA          1948        34           44%          15         Oct. 1988
Doctors' Clinic            Vero Beach, FL      1969        35           43           19         Jan. 1989
Nalle Clinic               Charlotte, NC       1921       140           58           24         Feb. 1990
Greeley Medical Clinic     Greeley, CO         1933        43           54           16         Oct. 1990
Pueblo Physicians          Pueblo, CO          1970        37           57           13        Sept. 1991
Sadler Clinic              Conroe, TX          1955        49           55           16         Jan. 1992
Diagnostic Clinic          San Antonio, TX     1972        42           52           16         Jan. 1992
Virginia Physicians        Richmond, VA        1923        70           66           15         Feb. 1992
Laconia Clinic             Laconia, NH         1938        22           50           14        Sept. 1992
Olean Medical Group        Olean, NY           1937        33           36           20         Nov. 1992
Holston Medical Group      Kingsport, TN       1975        49           76           11         Jan. 1993
The Medical & Surgical     Irving, TX          1961        35           77           10         Mar. 1993
    Clinic of Irving
Simon-Williamson Clinic    Birmingham, AL      1935        36           61           15         July 1993
Medical Arts Clinic        Corsicana, TX       1952        40           43           18         Jan. 1994
Lexington Clinic           Lexington, KY       1920       170           49           25         Feb. 1994
Southern Plains Medical    Chickasha, OK       1946        22           64           11         Aug. 1994
    Center
Holt-Krock Clinic          Fort Smith, AR      1921        79           43           20        Sept. 1994(1)
Burns Clinic Medical       Petoskey, MI        1931       100           45           25         Oct. 1994(2)
    Center
Boulder Medical Center     Boulder, CO         1949        52           46           22         Oct. 1994
Northeast Arkansas Clinic  Jonesboro, AR       1977        74           62           15         Mar. 1995
PAPP Clinic                Newnan, GA          1939        45           58           11          May 1995
Ogden Clinic               Ogden, UT           1968        38           42           18         June 1995
Arnett Clinic              Lafayette, IN       1922       129           40           24         Aug. 1995
Casa Blanca Clinic         Mesa, AZ            1969        83           69           18        Sept. 1995
South Texas Medical        Wharton, TX         1985        65           60           19         Nov. 1995
    Clinics
South Bend Clinic          South Bend, IN      1916        64           64           18         Nov. 1995(3)
Guthrie Clinic             Sayre, PA           1910       235           43           29         Nov. 1995(4)
Clinics of North Texas     Wichita  Falls, TX  1995        84           46           22         Mar. 1996
Houston Metropolitan       Houston, TX         1975        26          100           21         Mar. 1996
    Medical Associates
Harbin Clinic              Rome, GA            1948       105           31           21          May 1996
Focus Health Services      Denver, CO          1989        55           86            8         July 1996
Clark-Holder Clinic        LaGrange, GA        1936        42           38           17         July 1996
Medical Arts Clinic        Minot, ND           1958        33           58           15         Aug. 1996
Wilmington Health          Wilmington, NC      1971        60           47           14         Aug. 1996
    Associates
Gulf Coast Medical Group   Galveston, TX       1996        24           79            8         Aug. 1996(5)
Hattiesburg Clinic         Hattiesburg, MS     1963       123           46           21         Oct. 1996
Toledo Clinic              Toledo, OH          1926        85           25           19         Nov. 1996
Lewis-Gale Clinic          Roanoke, VA         1909       137           47           25         Nov. 1996
Straub Clinic & Hospital   Honolulu, HI        1921       178           56           25         Jan. 1997(6)
The Vancouver Clinic       Vancouver, WA       1936        80           56           15         Jan. 1997
First Physicians Medical   Palm Springs, CA    1997        21           62            7         Feb. 1997
    Group
St. Petersburg-Suncoast    St. Petersburg, FL  1997        83           30           22         Feb. 1997(7)
    Medical Group
White Wilson Medical       Ft. Walton, FL      1946        58           50           17         July 1997
    Center
Welborn Clinic             Evansville, IN      1947        85           53           21         Aug. 1997
The Maui Medical Group     Maui, HI            1961        35           60           14        Sept. 1997
Murfreesboro Medical       Murfreesboro, TN    1949        45           62           11         Oct. 1997
    Clinic
West Florida Medical       Pensacola, FL       1938       160           34           27         Oct. 1997
    Center Clinic
Northern California        Santa Rosa, CA      1975        35           54            5         Dec. 1997
    Medical Associates
Lakeview Medical Center    Suffolk, VA         1905        33           55           13         Jan. 1998(8)
Grove Hill Medical Center  New Britain, CT     1947        73           47           15         Mar. 1998
Desert Valley Medical      Victorville, CA     1985        56           75           16          May 1998
    Group
Riverbend Physicians &     Alton, IL           1955        16           69            7         July 1998(9)
    Surgeons
Health Partners Medical    Bedford, TX         1993        48          100            4         July 1998(9)
    Group
Doctors Walk-In Clinics,   Tampa Bay, FL       1958        25          100            4         July 1998(9)
    Inc.
Palm Beach Medical Group   Palm Beach, FL      1953        29           72            7         July 1998(9)
Georgia Internal           Lithia Springs, GA  1976         4          100            1         July 1998(9)
    Medicine
Huntington Medical Group   Huntington, NY      1945        34           50           14         Oct. 1998

-----------------------

(1) In January 1999, we agreed to sell certain assets to Sparks Regional Medical Center and Sparks Regional Medical Center Foundation (collectively, "Sparks"). Sparks is expected to enter into a long-term agreement with PhyCor to maintain access to certain key physician practice management resources. There is no assurance this transaction will be completed or completed as contemplated.
(2) In February 1999, we announced an agreement to sell assets to Healthshare Group ("HSG"). There is no assurance this transaction will be completed or completed as contemplated.
(3) Entered into an interim management agreement, effective November 1, 1995, and consummated the acquisition of certain assets and entered into a long-term service agreement effective January 1, 1996.
(4) Entered into a series of agreements whereby PhyCor agreed to provide management services for up to five years and agreed to acquire certain assets of the clinic upon the occurrence of certain conditions. These conditions were not met as of March 26, 1999. The Clinic has the option to renew or terminate the management agreement and purchase the clinic assets at the end of 1999.
(5)  In March 1999, we terminated our affiliation with this group.
(6) Entered into an administrative services agreement, effective October 1, 1996, and consummated the merger with Straub and entered into a long-term service agreement effective January 17, 1997.
(7) Acquired all of the capital stock of two clinics, combined their operations and entered into a long-term service agreement with the newly formed group effective February 28, 1997.
(8) Entered into an interim management agreement, effective December 1, 1997, and consummated the acquisition of certain assets and entered into a long-term service agreement effective January 1, 1998.
(9)  Each of these clinics was acquired in the FPC transaction in July 1998.

         In connection with our multi-specialty clinic operations, we manage and operate two hospitals and four HMOs. In addition to the 3,693 physicians affiliated with the Company at December 31, 1998, the PhyCor-affiliated physician groups employ approximately 617 physician extenders, which include physician assistants, nurse practitioners and other mid-level providers. We believe physician extenders comprise an important component of our integrated network strategy by efficiently expanding the level of services offered in our clinics.

         The physician groups offer a wide range of primary and specialty physician care and ancillary services. Approximately 52% of PhyCor's affiliated physicians are primary care providers, and approximately 48% practice various medical and surgical specialties. The primary care physicians are those in family practice, general internal medicine, obstetrics and gynecology, occupational medicine, pediatrics and emergency and urgent care. Medical specialties include allergy, cardiology, dermatology, endocrinology, gastroenterology, infectious diseases, nephrology, neurology, oncology, pulmonology, radiology and rheumatology. Surgical specialties include general surgery, ophthalmology, orthopedics, otolaryngology, thoracic surgery and urology. The clinics vary in the number and types of specialties offered. Substantially all of the physicians practicing in the clinics are certified or eligible to be certified by the applicable medical specialty boards.

         The clinics also offer a wide array of ancillary services. Most clinics provide a range of imaging services, which may include CAT scanning, mammography, nuclear medicine, ultrasound and x-ray. In addition, many of the clinics have clinical laboratories and pharmacies. Ambulatory surgery units and rehabilitation services are in place or being planned in many clinics, in some cases through joint ventures. Several of the clinics have diabetes centers, pharmaceutical clinical trial programs and weight management programs. Some offer renal dialysis and participate, usually by joint venture, in home infusion therapy. Ancillary revenue, including both technical and professional fee components, accounted for approximately 24.4% of gross clinic revenue for the year ended December 31, 1998 compared to 26.7% for the year ended December 31, 1997.

         In connection with an acquisition of assets and execution of a service agreement, we investigate the history and general reputation of each physician group. We obtain representations and covenants from the physician group with respect to historical financial performance and the employment and licensure of individual physicians. PhyCor does not undertake an independent investigation of the backgrounds of each physician member of the clinics. As part of its services performed under the service agreement, PhyCor personnel undertake administrative tasks in connection with obtaining and maintaining liability insurance for the physician group, including maintaining and reviewing files relating to physician licensure and certification. PhyCor does not control the practice of medicine by physicians or compliance by them with licensure or certification requirements. Only the FPC entities in Florida and Georgia employ physicians. The substantial majority of PhyCor's relationships in those states are with separate physician groups that employ the physicians and to which PhyCor provides management services. PhyCor's affiliated physicians maintain full professional control over their medical practices, determine which physicians to hire or terminate and set their own standards of practice in order to promote high quality health care.

     PhyCor Operations

         Pursuant to our service agreements, we manage all aspects of the affiliated clinics other than the provision of medical services, which is controlled solely by the physician groups. The clinic's joint policy board, equally represented by physicians and PhyCor personnel, focuses on strategic and operational planning, marketing, managed care arrangements and other major issues facing the clinic. The joint policy board involves experienced health care managers in the decision making process and brings increased discipline and accountability to clinic operations.

         We enhance clinic growth by expanding managed care arrangements, assisting in the recruitment and merger of physicians and expanding and adding ancillary services. We help the physician groups recruit physicians from outside the community and merge physicians in sole practices or single specialty groups from within the community into the clinics' physician groups.

         We believe our clinics have the opportunity, in conjunction with managed care organizations, insurance companies and hospitals, to create high-quality, cost-effective health care delivery systems. We align our affiliated clinics with low-cost, high-quality hospitals and related providers in each of their markets and through various relationships seek to more closely coordinate the overall delivery of health care to patients. These plans may include participation by affiliated physicians in physician networks which we developed and managed. See "IPA and Physician Networks." Certain of our relationships with managed care organizations and insurance companies require the physician networks being developed by the clinics to assume responsibility for physician services, hospital utilization and overall medical management. We believe that medical management performed within physician organizations can yield the greatest value in quality-driven, cost-effective health care and that premiums collected from purchasers of health care will be allocated based upon the value of the services performed by the health care provider members of organized health care systems.

         We sponsor the PhyCor Institute for Healthcare Management, which provides practical managed care and medical management training for physicians affiliated or considering affiliation with PhyCor. Through the Institute's efforts, physicians in many locations work together to achieve "economies of intellect" and best practice performance through shared data and experience. We believe that, in the future, our ability to differentiate our physician organizations based upon quality clinical performance will positively impact financial performance.

         We try to focus the attention of the physician groups on practice patterns. This effort emphasizes outcomes measurement and management in order to attain the desired clinical results while controlling the use of health resources. Similarly, our quality service initiatives seek to improve the patient's overall experience with the health care delivered within PhyCor's affiliated clinics and networks.

         We provide support for the selection and implementation of information systems at our clinics. We have selected certain practice management and other systems considered to be most effective for capitated risk management, provider profiling and outcomes analysis for implementation at our clinics. These systems are designed to allow physician organizations to successfully capture information that will enable them to more effectively manage the risk associated with capitated arrangements.

         We negotiate national arrangements that provide cost savings to our clinics through economies of scale in malpractice insurance, supplies and equipment. We also provide operational support through a better practice resource group, which focuses on assisting clinics or departments within clinics in defining and executing patient services and revenue and expense savings opportunities. These better practice initiatives may also include organizational staffing and budget assistance for clinical research. We provide measurement capabilities for medical outcomes in specific therapeutic areas and compile and utilize physician productivity information. We also offer a staffing management system that aligns staffing with the volume and service needs of our clinics. We launched the PhyCor Online intranet service in 1998, which facilitates communication between affiliated physicians, provides outcomes information and supports physician discussion groups for medical and business practices.

     Service Agreements - Clinic Operations

         Our long-term service agreements are for terms of up to 40 years. Long-term agreements entered into prior to 1994 are generally for terms of 30 years. The termination provisions of the service agreements provide that the agreements may not be terminated by PhyCor or the physician groups without cause, which includes material default or bankruptcy. Upon the expiration of the term of a service agreement or in the event of termination, the physician group is obligated to purchase all of the related tangible and intangible assets owned by our subsidiary that is a party to the service agreement, generally at then current book value. In the event of a termination, we expect the terminating group to fulfill its repurchase obligation in accordance with the service agreement at the effective time of termination and would actively pursue compliance with such repurchase obligation. The physician group agrees not to compete with us during the term of the service agreement, and substantially all of the physicians agree not to compete with their physician group for a period of time or agree to pay liquidated damages if they compete. We agree not to affiliate with other multi-specialty groups in the clinic's service area during the term of the service agreement. Two clinics have recently challenged the enforceability of the percentage-based management fee structure contained in their service agreements. While we are defending the enforceability of these service agreements and would defend the enforceability of other service agreements, if challenged, there can be no assurance that successful challenges of the service agreements will not have a material adverse effect on our operations. See "Item 3. Legal Proceedings."

         Under substantially all of our service agreements, we receive a service fee equal to the clinic expenses incurred plus a percentage of operating income of the clinic (net clinic revenue less certain clinic expenses before physician distributions) and, under all other service agreements except one described below, we receive a percentage of net clinic revenue. In 1998, our service agreement revenue was derived from contracts with the following service fee structures: (i) 92.1% of revenue was derived from contracts in which the service fee was based on a percentage, ranging from 11% to 18%, of clinic operating income plus reimbursement of clinic expenses; (ii) .8% of revenue was derived from a contract in which the service fee was based on 51.7% of net clinic revenue; (iii) 5.9% of revenue was derived from contracts in which the service fee was based upon a combination of (a) 10% of clinic operating income, plus (b) a percentage, ranging from 2.75% to 3.5%, of net clinic revenue and plus (c) reimbursement of clinic expenses; and (iv) 1.2% of revenue was derived from a flat fee contract.

         The service agreements allow the affiliated physician group to terminate the service agreement in the event of the bankruptcy or similar event of PhyCor's subsidiary that is a party to the service agreement or in the event of a material breach of the service agreement by the Company or its subsidiary, provided (i) such breach is not cured generally within 90 days following written notice and (ii) such termination is approved by the affirmative vote of generally no less than 75% of the physician shareholders. Many of the service agreements allow the physician group to terminate the service agreement if any person or persons acquire the right to vote 50% or more of PhyCor's common stock, unless the transaction was approved by PhyCor's Board of Directors or subsequently approved by two-thirds of PhyCor's directors who are not members of management or affiliates of the acquiring person. The physician group in Lexington, Kentucky may also terminate its service agreement if an entity named therein acquires 15% or more of the Company's outstanding common stock. Other groups may terminate their service agreement in the event of a merger where PhyCor does not survive or a takeover or sale of substantially all the assets of PhyCor or in the event of a sale of all or substantially all of the assets or capital stock of the PhyCor subsidiary that is a party to the service agreement. Some physician groups have rights of first refusal to purchase the clinic assets owned by PhyCor if PhyCor determines to sell such assets. The above provisions could have an adverse effect on any efforts to take control of PhyCor without the consent of the Board of Directors and the physician groups having these rights. In addition, the Company may terminate a service agreement (a) in the event of the bankruptcy or similar event of the affiliated physician group, or (b) a material breach of the service agreement by the affiliated physician group which is not cured within 90 days following written notice. In any event of termination, the affiliated physician group is required by the terms of the service agreement to repurchase all of the tangible and intangible assets of the Company related to the physician group generally at the then current net book value.

IPA AND PHYSICIAN NETWORKS

         We believe that the health care industry will continue to be driven by local market factors and that organized providers of health care, like IPAs, will play a significant role in delivering cost-effective, quality medical care. IPAs offer physicians an opportunity to participate in expanding organized health care systems and assistance in contracting with insurance companies, HMOs, employers and other large purchasers of health care services. IPAs consolidate independent physicians by providing general organizational structure and management to the physician network. IPAs provide or contract for medical management services to assist physician networks in obtaining and servicing managed care contracts and enable previously unaffiliated physicians to assume and more effectively manage capitated risk. In certain instances we are required to underwrite letters of credit to the managed care payor to help ensure payment of health care costs for which our affiliated IPAs assume responsibility. As of March 24, 1999, we had issued to managed care payors letters of credit through our credit facility totaling approximately $14.6 million. We would seek reimbursement from an IPA if there was a draw on a letter of credit. While no draws on any of these letters of credit have occurred, there can be no assurance that draws will not occur on the letters of credit in the future.

         As of December 31, 1998, we managed IPAs with approximately 22,900 physicians in 35 markets. The IPA segment of our business accounted for approximately 16% of our 1998 revenues. We typically establish management companies for IPAs through which all health plan contracts are negotiated. Each of these management companies provides information and operating systems, actuarial and financial analysis, medical management and provider contract services to the IPAs. In some cases, physicians have an equity interest in the management company. We assist physicians in forming networks to develop a managed care delivery system in which the IPA accepts fiscal responsibility for providing a wide range of medical services. We intend to continue to develop health care delivery systems in certain markets that do not have established managed care networks.

         We are developing physician networks around our physician groups to enhance managed care contracting and to expand our role as a significant physician component of organized health care systems. Physicians in affiliated physician groups may participate, in conjunction with unaffiliated physicians, in IPAs we develop and manage. Substantially all of our IPAs are developed and managed by North American Medical Management, Inc. ("NAMM"). PhyCor purchased a minority interest in PhyCor Management Corporation ("PMC") in 1995 and completed the acquisition of the remaining interests in PMC on March 31, 1998. PMC, which also provided management services to physician networks, was fully integrated into NAMM during 1998. Additionally, through our acquisition of PrimeCare, we operate PrimeCare's IPAs in California.

         In July 1998, we acquired The Morgan Health Group, Inc. ("MHG"), an Atlanta-based IPA whose network at such time included approximately 400 primary care physicians and 1,800 specialists who provided care to approximately 57,000 managed care members under capitated contracts (the "MHG Acquisition"). In September 1998, we announced that the earnings of MHG were significantly below target because of higher than expected costs from MHG's managed care contracts. In February 1999, we announced that because MHG's costs significantly exceeded revenues under its principal payor contract which accounted for approximately 90% of its revenue (the "Payor Contract"), we were going to record a pre-tax asset revaluation charge of approximately $31.6 million in the fourth quarter of 1998 to write-off goodwill that was recorded in connection with the MHG Acquisition. In addition, the Company expects to record a $0.7 million pre-tax charge in the first quarter of 1999 related to the termination of the Payor Contract. The Payor Contract will terminate by mutual agreement on April 30, 1999. On February 19, 1999, we notified the former owners of MHG of our rescission offer of all consideration we received in the MHG Acquisition and demand for rescission of the transactions contemplated by the MHG Acquisition. The former owners of MHG have rejected our demand for rescission. The former owners have since requested certain financial information regarding MHG. We are currently responding to that request and continuing discussions with the former MHG shareholders as well as considering other available options.

         In October 1998, we formed a joint venture with Physician Partners Company, L.L.C., a physician organization created by physicians to develop an IPA, to operate an IPA management business and to develop and manage a regional managed care contracting network, which is anticipated to include IPAs in New York City, northern New Jersey, southern Connecticut and Long Island.

         Subsequent to year end, we completed agreements with two IPA organizations to provide managed care services. We entered into an agreement with the Southern Nevada Healthcare Network in Las Vegas, Nevada, on January 1, 1999, which provided management of capitated health care services contracts for 54,000 HMO enrollees through approximately 300 physicians. On March 1, 1999, we also began managing the New Century Physicians IPA in the Kansas City metropolitan area with approximately 10,000 enrollees and 120 physicians.

OTHER OPERATIONS

         We provide health care decision-support services, including demand management and disease management services, to managed care organizations, health care providers, employers and other group associations through CareWise, Inc. ("CareWise"). We acquired CareWise on July 1, 1998 in exchange for approximately 3.1 million shares of common stock. CareWise is a nationally recognized leader in the health care decision-support industry. At December 31, 1998, through CareWise, we provided healthcare decision-support services to approximately 2.2 million individuals within the United States and approximately 500,000 additional individuals under foreign country license agreements.

         We are also seeking to affiliate with physician organizations which have been created by hospital systems. Hospital systems generally have experienced significant losses from the ownership and operation of physician practices. We believe that our management of these hospital-sponsored organizations will benefit hospitals and hospital systems.

REGULATION

     General

         The health care industry is highly regulated, and the regulatory environment in which the Company operates may change significantly in the future. In general, regulation of health care companies is increasing.

         Every state imposes licensing requirements on individual physicians and on facilities and services operated by physicians. In addition, federal and state laws regulate HMOs and other managed care organizations. Many states require regulatory approval, including certificates of need, before establishing certain types of health care facilities, offering certain services or making expenditures in excess of statutory thresholds for health care equipment, facilities or programs. To date, none of our clinics nor our managed IPAs have been required to obtain certificates of need for their activities.

         In connection with the expansion of existing operations and the entry into new markets and managed care arrangements, PhyCor and its affiliated practice groups and managed IPAs may become subject to compliance with additional regulation.

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

         PhyCor's managed IPAs and affiliated physician groups enter into contracts and joint ventures with licensed insurance companies, such as HMOs, whereby the IPAs and affiliated physician groups may be paid on a capitated fee basis. Under capitation arrangements, health care providers bear the risk, subject to certain loss limits, that the total costs of providing medical services to members will exceed the premiums received. To the extent that the IPAs and affiliated physician groups subcontract with physicians or other providers for their services on a fee-for-service basis, the managed IPAs and affiliated physician groups may be deemed to be in the business of insurance. If deemed to be an insurer they will be subject to a variety of regulatory and licensing requirements applicable to insurance companies or HMOs resulting in increased costs to the managed IPAs and affiliated physician groups, and corresponding lower revenue to PhyCor. The Company or its managed IPAs and affiliated physician groups may be adversely affected by such regulations.

         In connection with two multi-specialty medical clinic acquisitions, the Company owns HMOs previously affiliated with the clinics and in another multi-specialty medical clinic acquisition, the Company agreed to provide management services to the physician group and the HMO owned by the physician group. The Company also owns a 50% interest in another HMO affiliated with a physician group and provides management services to that HMO. The HMO industry is highly regulated at the state level and is highly competitive. Additionally, the HMO industry has been subject to numerous legislative initiatives within the past several years that would increase potential HMO liability to patients, resulting in increased costs to HMOs and correspondingly reduced revenue to PhyCor. Certain aspects of health care reform legislation being considered at the federal level have direct and indirect consequences for the HMO industry. There can be no assurance that developments in any of these areas will not have an adverse effect on the Company's wholly-owned HMOs or on HMOs in which the Company has a partial ownership interest or other financial involvement.

         Many of the PhyCor-managed IPA contracts with third party payors are based on fixed or capitated fee arrangements. Under these capitation arrangements, health care providers receive a fixed fee per plan member per month and providers bear the risk, generally subject to certain loss limits, that the total costs of providing medical services to the members will exceed the fixed fee. The IPA management fees are based, in part, upon a share of the portion, if any, of the fixed fee that exceeds actual costs incurred. Some agreements with payors also contain "shared risk" provisions under which PhyCor, through the IPA, can share additional fees or can share in additional costs, depending on the utilization rates of the members and the success of the IPAs. Any significant costs could have a material adverse effect on the Company.

         The health care providers' ability to effectively manage the patient's use of medical services and the costs of such services determines the profitability of a capitated fee. The management fees are also based upon a percentage of revenue collected by the IPA. Any loss of revenue by the IPAs because of the loss of affiliated physicians, the termination of third party payor contracts or other changes in plan membership or capitated fees may reduce our management fees. We, like other managed care management entities, are often subject to liability claims arising from activities such as utilization management and compensation arrangements, designed to control costs by reducing services. A successful claim on this basis against us, an affiliated clinic or IPA could have a material adverse effect on us.

         Federal and state antitrust laws also prohibit agreements in restraint of trade, the exercise of monopoly power and other practices that are considered to be anti-competitive. We believe that we are in material compliance with federal and state antitrust laws in connection with the operation of our clinics and our IPAs and physician networks.

         We believe our operations are in material compliance with applicable law and expect to modify our agreements and operations to conform in all material respects to future regulatory changes. Our ability to be profitable will depend in part upon our affiliated physician groups and managed IPAs obtaining and maintaining all necessary licenses, certificates of need and other approvals and operating in compliance with applicable health care regulations. We are unable to determine what additional government regulations, if any, affecting our business may be enacted in the future or how existing or future laws and regulations might be interpreted by the relevant regulatory authorities. The failure of the Company or any of our affiliated physician groups or managed IPAs to comply with applicable law could have a material adverse effect on the Company.

     State Legislation

         At the state level, all state laws restrict the unlicensed practice of medicine, and many states also prohibit the splitting or sharing of fees with non-physician entities and the enforcement of noncompetition agreements against physicians. Many states also prohibit the corporate practice of medicine by an unlicensed corporation or other non-physician entity and prohibit referrals to facilities in which physicians have a financial interest. Additionally, the Florida Board of Medicine has interpreted the Florida fee-splitting law very broadly. This interpretation may prohibit the payment of any percentage-based management fee, even to a management company that does not refer patients to a managed group. The Florida Board of Medicine stayed its own decision pending a judicial determination of its decision. We have filed a friend of the court brief advocating that the court not uphold the decision of the Florida Board of Medicine. Oral argument before the court has been set for May 1999, and it is possible that the court will announce its ruling by late 1999. Two of our affiliated physician groups have filed suit seeking a declaratory judgment regarding the enforceability of the fee arrangements under their service agreements with PhyCor in light of the OIG Advisory Opinion 98-4, described below. One of the groups located in Florida, also challenged the fee arrangement under the Florida Board of Medicine opinion. See "Item 3. Legal Proceedings." Of our six affiliated physician groups in Florida, we manage four groups under service agreements for which we are paid a percentage-based management fee, and we own and operate the other two Florida groups. Our service agreements provide that any changes in laws shall result in agreed upon modifications to the applicable service agreements to comply with laws. Future interpretations of, or changes in, state laws may require structural and organizational modifications of our existing relationships with our clinics. Changes in the laws may also necessitate modifications in our relationships with our affiliated IPAs. There can be no assurance that we would be able to appropriately modify our relationships with our physician groups and IPAs to ensure that the Company and its operations would not be adversely affected by such changes in the laws. Statutes in some states could restrict expansion of the operations of the Company to the applicable jurisdictions. In addition, one of our subsidiaries holds a limited Knox-Keene license in the state of California, and as a result is subject to an increased level of state oversight by the California Department of Corporations.

     Medicare Payment System

         Our affiliated physician groups and IPAs derived approximately 19% of their net revenue in 1998 from payments for services provided to patients enrolled in the federal Medicare program, including patients covered by risk contracts. Clinics and IPAs managed by the Company provide medical services under risk contracts to approximately 258,000 Medicare members. The prior system of Medicare payments, other than for risk contracts, was based on customary, prevailing and reasonable physician charges and was phased out from 1992 through 1996 and replaced with an annually-adjusted resource-based relative value scale ("RBRVS").

     Medicare Fraud and Abuse and Anti-Referral Provisions

         There are many provisions in the Social Security Act that are intended to address fraud and abuse among providers and other health care companies. One of the fraud and abuse provisions (the "anti-kickback statute") prohibits providers and others from soliciting, receiving, offering or paying, directly or indirectly, any form of remuneration in return for the referral of, or the arranging for the referral of, Medicare and other federal or state health care program patients or patient care opportunities. It also prohibits payments in return for the purchase, lease, arrangement, or order of any item or service that is covered by Medicare, certain other federal health care programs, or a state health program.

         In July 1991, the federal government published regulations that provide exceptions, or "safe harbors", for business transactions that will be deemed not to violate the anti-kickback statute. In September 1993, additional safe harbors were proposed for eight activities, including referrals within group practices consisting of active investors. In April 1998, the HHS Office of the Inspector General released Advisory Opinion 98-4, which states that a percentage-based management fee paid to a medical network management company does not fit within any safe harbor. The opinion concludes that, because a percentage-based fee does not fit within a safe harbor, such a fee could implicate the Anti-Kickback Law if any part of the management fee is intended to compensate the manager for its efforts in arranging for referrals to the managed group. The opinion acknowledges, however, that a management fee that does not fit within a safe harbor is not necessarily illegal. Both the opinion and the preamble to the government's published safe harbors state that arrangements that do not fall within safe harbors are nevertheless legal as long as there is no intent on the part of either party to pay for or accept payment for referrals. Although many of our management fees are percentage-based fees, and many of our other arrangements, including the arrangements between NAMM and providers and provider groups, do not in all instances fall within the protection offered by these safe harbors or the proposed safe harbors, we believe our operations are in material compliance with applicable Medicare fraud and abuse laws. As discussed above, two of our affiliated physician groups filed lawsuits seeking declaratory judgments regarding the enforceability of the fee arrangement contained in their service agreements with PhyCor in light of OIG Advisory Opinion 98-4.

         We believe our operations are in material compliance with the anti-kickback law. Although we are receiving remuneration under our service agreements and management agreements for the services we provide to our affiliated clinics and IPAs, we are not in a position to make or influence referrals of federal or state health care program patients or services to the physician groups or networks. Moreover, we believe that the fees we receive represent fair value for our services. No part of the fees we receive are intended to be remuneration for improper activities. Consequently, we do not believe that the service fees and management fees that we receive from our affiliated groups and IPAs could be viewed as remuneration for referring or influencing referrals of patients or services covered by federal or state health care programs as prohibited by the anti-kickback statute. We are a separate provider of Medicare and state health program reimbursed services on a limited basis in the states of Florida and Georgia because we own certain groups in those states that employ physicians. To the extent that we are deemed to be a separate provider of medical services under our service agreement or management agreement arrangements and to receive referrals from physicians, our financial arrangements could be subject to greater scrutiny under the anti-kickback statute. The Company also operates one pharmacy under a provider number that is separate from the clinic. We do not believe that our operation of this pharmacy or our operation of providers in Florida and Georgia creates a material risk under the anti-kickback statute because all of our operations are structured to fit as closely as possible within an applicable safe harbor.

         In connection with the transaction with Straub Clinic & Hospital, Incorporated ("Straub"), we provide certain management services to both the physician group practice and a hospital owned by the group. In addition, in connection with the PrimeCare transaction, the Company acquired a hospital in California. Because hospitals are subject to extensive regulation and because hospital management companies have, in some instances, been viewed as referral sources by federal regulatory agencies, the relationship between PhyCor and the Straub physician group, and the relationship between PhyCor and its California hospital and affiliated California medical groups, could come under increased scrutiny under the anti-kickback statute.

         If any of our arrangements were found to be in violation of the anti-kickback law, the Company, the physician groups and/or the individual physicians would be subject to civil and criminal penalties, including possible exclusion from participation in government health care. These penalties could have a materially adverse affect on the Company.

         Under legislation known as the Stark Law, physicians who have an ownership interest or a compensation arrangement with certain providers of "designated health services" are prohibited from referring Medicare and Medicaid patients to those providers, unless an exception exists. The "designated health services" covered by the Stark Law include physical therapy services; occupational therapy services; radiology services, including MRI, CT and ultrasound; radiation therapy services; durable medical equipment; parenteral and enteral nutrients, equipment and supplies; prosthetics, orthotics and prosthetic devices; home health services; outpatient prescription drugs; and inpatient and outpatient hospital services. We believe that our clinics are operating in compliance with the statutory exceptions to the Stark Law, including, but not limited to, the exceptions for referrals to in-office ancillary services within a group practice. As a result, we believe that physicians who are members of our affiliated clinics may make referrals of designated health services to the clinics. If any of the affiliated clinics or their physicians are found to be in violation of the Stark Law, they could be subject to significant penalties, including possible exclusion from further participation in the Medicare or Medicaid programs. Such penalties could have a material adverse effect on the Company.

     Impact of Health Care Regulatory Changes

         Congress and many state legislatures routinely consider proposals to control health care spending. Government efforts to reduce health care expenses through the use of managed care or the reduction of Medicare and Medicaid reimbursement may adversely affect our cost of doing business and contractual relationships. For example, recent developments that affect the Company's activities include: (a) federal legislation requiring a health plan to continue coverage for individuals who are no longer eligible for group health benefits and prohibiting the use of "pre-existing condition" exclusions that limit the scope of coverage; (b) a Health Care Financing Administration policy prohibiting restrictions in Medicare risk HMO plans on a physician's recommendation of other health plans and treatment options to patients; and (c) regulations imposing restrictions on physician incentive provisions in physician provider agreements. These types of legislation, programs and other regulatory changes may have a material adverse effect on PhyCor.

COMPETITION

         Managing medical networks is a highly competitive business. Many businesses compete with the Company to acquire medical clinics, manage such clinics, employ clinic physicians or provide services to IPAs. These competitors include other medical network management companies, large hospitals, other multi-specialty clinics and health care companies, HMOs and insurance companies. Although many of the medical network management companies formerly competing with the Company have exited or are exiting the market, several of the remaining competitors have longer operating histories and significantly greater resources than the Company. We may not be able to compete effectively with existing or new competitors. Additional competition may make it more difficult to acquire the assets of medical clinics or develop or manage IPAs on beneficial terms. To the extent that health care industry reforms make prepaid medical care more attractive and provide incentives to form organized health care systems, the Company anticipates facing greater competition. PhyCor's revenues are dependent upon the continued stability and economic viability of the medical groups with which it has long-term service agreements and IPAs that it manages. These organizations face competition from several sources, including sole practitioners, single and multi-specialty groups and staff model HMOs.

INSURANCE

         The Company maintains medical professional liability insurance on a claims made basis for all of its operations. Insurance coverage under such policies is contingent upon a policy being in effect when a claim is made, regardless of when the events which caused the claim occurred. The Company also maintains general liability and umbrella coverage on an occurrence basis. The cost and availability of such coverage has varied widely in recent years. While the Company believes its insurance policies are adequate in amount and coverage for its current operations, there can be no assurance that the coverage maintained by the Company is sufficient to cover all future claims or will continue to be available in adequate amounts or at a reasonable cost. PhyCor and its subsidiary operating each affiliated physician group are named as additional insureds on the various policies maintained by each affiliated physician group, including the professional liability insurance policies carried by the physician group.

EMPLOYEES

         As of December 31, 1998, the Company employed approximately 21,700 people, including 145 in the corporate office. None of the Company's employees is a member of a labor union, and the Company considers its relations with its employees to be very good.

ITEM 2.           PROPERTIES

         The Company leases approximately 52,000 square feet of rentable space at 30 Burton Hills Boulevard in Nashville, Tennessee, where the Company's headquarters are located. The Company pays approximately $83,000 per month in rent, which rental amount increases over the term of the lease to approximately $93,000 per month in the final year. The lease expires in 2003. The Company believes these arrangements and other available space are adequate for its current needs. The Company has a $60 million synthetic lease facility on which the total drawn cost is .50% to 1.25% above the applicable eurodollar rate. The Company has also leased through its synthetic lease facility, and has an option to acquire, an adjacent, unimproved parcel of land which the Company could use for additional or replacement facilities in the future. The Company has no current plans to build such facilities. Of the $60 million available under the synthetic lease facility, $26.0 million has been committed to lease properties associated with two of PhyCor's affiliated clinics. The remaining synthetic lease facility is expected to be used for, among other projects, the construction or acquisition of medical office buildings related to our operations.

         The Company leases, subleases or occupies facilities pursuant to its service agreements with each of our clinics. In many cases, facilities are leased from the physician groups with the lease cost generally included in the service fees paid to PhyCor. In connection with the acquisition of the Company's affiliated clinic in Lexington, Kentucky, the Company acquired the real estate used by the physician group, including the clinic's main clinic facility in Lexington and other satellite facilities in Lexington and the surrounding communities. In connection with the Company's acquisitions of its affiliated clinics in Lafayette, Indiana, and St. Petersburg, Florida, the Company acquired the real estate used by each of the physician groups. At the time of such acquisitions, certain of the properties were subject to a mortgage, which indebtedness was assumed by PhyCor as a result of the transactions and repaid in full. The Company makes these facilities available to the physician groups pursuant to the long-term service agreements with Lexington Clinic, Arnett Clinic and St. Petersburg-Suncoast Medical Clinic, respectively.

         In conjunction with the acquisition of PrimeCare, the Company assumed leases for the real estate related to PrimeCare's operations and has an option to purchase in 1999 the primary facilities used by PrimeCare. Certain of these properties are subject to mortgages with an aggregate outstanding principal balance as of February 28, 1999 of $7.9 million and bearing interest at rates ranging from 8.25% to 10.5%.

         The Company may from time to time acquire real estate in connection with the acquisition of clinic assets. The Company anticipates that as the clinics continue to grow and add new services, expanded facilities will be required. Such transactions may require PhyCor's assistance in obtaining financing of the property on behalf of the physician groups.

ITEM 3.           LEGAL PROCEEDINGS

         The Company and certain of its current and former officers and directors, Joseph C. Hutts, Derril W. Reeves, Richard D. Wright (who is no longer with the Company), Thompson S. Dent, and John K. Crawford have been named defendants in nine securities fraud class actions filed between September 8 and October 23, 1998. The factual allegations of the complaints in all nine actions are substantially identical and assert that during various periods between April 22, 1997 and September 22, 1998, the defendants issued false and misleading statements which materially misrepresented the earnings and financial condition of the Company and its clinic operations and misrepresented and failed to disclose various other matters concerning the Company's operations in order to conceal the alleged failure of the Company's business model. Plaintiffs further assert that the alleged misrepresentations caused the Company's securities to trade at inflated levels while the individual defendants sold shares of the Company's stock at such levels. In each of the nine actions, the plaintiff seeks to be certified as the representative of a class of all persons similarly situated who were allegedly damaged by the defendants' alleged violations during the "class period." Each of the actions seeks damages in an indeterminate amount, interest, attorneys' fees and equitable relief, including the imposition of a trust upon the profits from the individual defendants' trades. The federal court actions have been consolidated in the U.S. District Court for the Middle District of Tennessee. Defendants' motion to dismiss is pending before that court. The state court actions have been consolidated in Davidson County, Tennessee. The Company believes that it has meritorious defenses to all of the claims, and intends to vigorously defend against these actions. There can be no assurance, however, that such defenses will be successful or that the lawsuits will not have a material adverse effect on the Company. The Company's Restated Charter provides that the Company shall indemnify the officers and directors for any liability arising from these suits unless a final judgment establishes liability (a) for a breach of the duty of loyalty to the Company or its shareholders, (b) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law or (c) for an unlawful distribution.

         On January 23, 1999, the Company and Holt-Krock Clinic, P.L.C. ("Holt-Krock") entered into a settlement agreement with Sparks Regional Medical Center and Sparks Regional Medical Center Foundation (collectively, "Sparks") to resolve their lawsuits and all related claims between the parties and certain former Holt-Krock physicians. As a result, Sparks is expected to acquire certain assets from PhyCor, offer employment to a substantial number of Holt-Krock physicians and enter into a long-term agreement whereby PhyCor will provide physician practice management resources to Sparks. These transactions are expected to be completed on or before May 31, 1999, upon execution of definitive agreements, however, there can be no assurance that the transaction will be completed or that it will be completed on the terms described above. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- 1998 Compared to 1997."

         On February 2, 1999, Prem Reddy, M.D., the former majority shareholder of PrimeCare, a medical network management company acquired by the Company in May 1998, filed suit against the Company and certain of its current and former executive officers in United States District Court for the Central District of California. The complaint asserts fraudulent inducement relating to the PrimeCare transaction and that the defendants issued false and misleading statements which materially misrepresented the earnings and financial condition of the Company and its clinic operations and misrepresented and failed to disclose various other matters concerning the Company's operations in order to conceal the alleged failure of the Company's business model. The Company believes that it has meritorious defenses to all of the claims and intends to vigorously defend this suit, however, there can be no assurance that if the Company is not successful in litigation, that this suit will not have a material adverse effect on the Company.

         On February 6, 1999, White-Wilson Medical Center, P.A. ("White - Wilson") filed suit against PhyCor of Fort Walton Beach, Inc., the PhyCor subsidiary with which it is a party to a service agreement, in the United States District Court for the Northern District of Florida. White-Wilson is seeking a declaratory judgment regarding the enforceability of the fee arrangement in light of the Florida Board of Medicine opinion discussed above (See "Item 1. Regulation - State Legislation") and OIG Advisory Opinion 98-4. Additionally, on March 17, 1999, the Clark-Holder Clinic, P.A. filed suit against PhyCor of LaGrange, Inc., the PhyCor subsidiary with which it is a party to a service agreement, in Georgia Superior Court for Troup County, Georgia similarly questioning the enforceability of the fee arrangement in light of OIG Advisory Opinion 98-4. The terms of the service agreements provide that the agreements shall be modified if the laws are changed, modified or interpreted in a way that requires a change in the agreements. PhyCor intends to vigorously defend the enforceability of the structure of the management fee against these suits, however, there can be no assurance that if the Company is not successful in such litigation, that these suits will not have a material adverse effect on the Company.

         Certain litigation is pending against the physician groups affiliated with the Company and IPAs managed by the Company. The Company has not assumed any liability in connection with such litigation. Claims against the physician groups and IPAs could result in substantial damage awards to the claimants which may exceed applicable insurance coverage limits. While there can be no assurance that the physician groups and IPAs will be successful in any such litigation, the Company does not believe any such litigation will have a material adverse effect on the Company. Certain other litigation is pending against the Company and certain subsidiaries of the Company, none of which management believes would have a material adverse effect on the Company's financial position or results of operations on a consolidated basis.

         The U.S. Department of Labor (the "Department") is conducting an investigation of the administration of the PhyCor, Inc. Savings and Profit Sharing Plan (the "Plan"). The Department has not completed its investigation, but has raised questions involving certain administrative practices in early 1998. The Department has not recommended enforcement action against PhyCor, nor has it identified an amount of liability or penalty that could be assessed against PhyCor. Based on the nature of the investigation, PhyCor believes that its financial exposure is not material. PhyCor intends to cooperate with the Department's investigation. There can be no assurance, however, that PhyCor will not have a monetary penalty imposed against it.

         The Company's forward-looking statements relating to the above-described litigation reflect management's best judgment based on the status of the litigation to date and facts currently known to the Company and its management and, as a result, involve a number of risks and uncertainties, including the possible disclosure of new facts and information adverse to the Company in the discovery process and the inherent uncertainties associated with litigation.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         The Company's common stock is traded on the Nasdaq Stock Market under the symbol PHYC. The Company's 4.5% convertible subordinated debentures due 2003, are traded on the Nasdaq Stock Market under the symbol PHYCH. The Company's initial public offering took place on January 22, 1992.

                        1997                 HIGH             LOW
               ---------------------------------------------------------------
                  First Quarter           $     35.38      $     26.50
                  Second Quarter                35.50            22.88
                  Third Quarter                 34.75            27.63
                  Fourth Quarter                33.25            22.75

                        1998                 HIGH             LOW
               ---------------------------------------------------------------
                  First Quarter                 28.50            18.88
                  Second Quarter                23.81            14.13
                  Third Quarter                 17.38             4.50
                  Fourth Quarter                 7.69             3.94

                        1999                 HIGH             LOW
               ---------------------------------------------------------------
                  First Quarter (through  $      8.38      $  4.50
                  March 26, 1999)

         As of March 26, 1999, the Company had approximately 29,742 shareholders, including 3,842 shareholders of record and approximately 25,900 persons or entities holding common stock in nominee name.

         The Company has never declared or paid a dividend on its common stock, except in the form of three-for-two stock splits effected in December 1994, September 1995 and June 1996, each of which was paid in the form of a 50% stock dividend. The Company intends to retain its earnings to finance the growth of its businesses. The declaration of other dividends is currently prohibited by the Company's bank credit facility and its synthetic lease facility, and it is anticipated that other loan agreements and leases which the Company may enter into in the future will also contain restrictions on the payment of dividends by the Company.

ITEM 6.           SELECTED FINANCIAL DATA

Year ended December 31,                          1998             1997             1996           1995           1994
--------------------------------------       -----------      -----------      -----------      ---------      ---------
(In thousands, except per share data)
Statement of Operations Data:
Net revenue                                  $ 1,512,499      $ 1,119,594      $   766,325      $ 441,596      $ 242,485
Operating expenses:
     Cost of provider services                   134,302               --               --             --             --
     Salaries, wages and benefits                513,646          421,716          291,361        166,031         88,443
     Supplies                                    227,440          181,565          119,081         67,596         37,136
     Purchased medical services                   37,774           31,171           21,330         17,572         11,778
     Other expenses                              218,359          171,480          125,947         71,877         40,939
     General corporate expenses                   29,698           26,360           21,115         14,191          9,417
     Rents and lease expense                     126,453          100,170           65,577         36,740         23,413
     Depreciation and amortization                90,238           62,522           40,182         21,445         12,229
     Provision for asset revaluation
       and clinic restructuring(1)               224,900           83,445               --             --             --
     Merger expenses                              14,196               --               --             --             --
                                             -----------      -----------      -----------      ---------      ---------
         Net operating expenses                1,617,006        1,078,429          684,593        395,452        223,355
                                             -----------      -----------      -----------      ---------      ---------
         Earnings (loss) from operations        (104,507)          41,165           81,732         46,144         19,130
     Interest income                              (3,032)          (3,323)          (3,867)        (1,816)        (1,334)
     Interest expense                             36,266           23,507           15,981          5,230          3,963
                                             -----------      -----------      -----------      ---------      ---------
         Earnings (loss) before income          (137,741)          20,981           69,618         42,730         16,501
            taxes and minority interest
     Income tax expense (benefit)                (39,890)           6,098           22,775         13,923          4,826
     Minority interest                            13,596           11,674           10,463          6,933             --
                                             -----------      -----------      -----------      ---------      ---------
         Net earnings (loss)                  $ (111,447)(2)     $  3,209(2)   $    36,380      $  21,874      $  11,675(3)
                                              ==========         ========      ===========      =========      =========
Net earnings (loss) per share(4)
     Basic                                    $    (1.55)(2)     $    .05(2)   $       .67      $     .45      $     .35(3)
     Diluted                                  $    (1.55)(2)     $    .05(2)   $       .60      $     .41      $     .32(3)
                                              ==========         ========      ===========      =========      =========
Weighted average shares outstanding(4)
     Basic                                        71,822           62,899           54,608         48,817         33,240
     Diluted                                      71,822           66,934           61,096         53,662         42,988
                                              ==========         ========      ===========      =========      =========


December 31,                                     1998             1997             1996           1995           1994
                                             -----------      -----------      -----------      ---------      ---------
Balance Sheet Data:
Working capital                              $   187,854      $   203,301      $   182,553      $ 111,420      $  80,533
Total assets                                   1,846,539        1,562,776        1,118,581        643,586        351,385
Long-term debt                                   651,209          501,107          444,207        140,633         94,653
Total shareholders' equity                       804,410          710,488          451,703        388,822        184,125


----------
1 Provision for asset revaluation and clinic restructuring relates to revaluation of assets of certain of the Company's affiliated clinics and MHG.
2 Excluding the effect of the asset revaluation, clinic restructuring and merger charges in 1997 and 1998, the Company's net earnings, net earnings per share - basic and net earnings per share - diluted would have been approximately $57.0 million, or $.91 per share - basic, and $.85 per share - diluted, and $54.7 million, or $.76 per share-basic and $.74 per share-diluted, respectively, in such years.
3 Excluding the effect of the utilization of a net operating loss carry forward to reduce income taxes in 1994, net earnings, net earnings per share-basic and net earnings per share-diluted would have been $10.2 million, or $.31 per share-basic and $.28 per share-diluted.
4 Per share amounts and weighted average shares outstanding have been adjusted for the three-for-two stock splits effected December 1994, September 1995 and June 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company operates multi-specialty medical clinics, develops and manages IPAs and provides health care decision-support services, including demand management and disease management services to managed care organizations, health care providers, employers and other group associations. In connection with the Company's multi-specialty clinic operations, we manage and operate two hospitals and four HMOs. A substantial majority of the Company's revenue in 1997 and 1998 was earned under service agreements with multi-specialty clinics. Revenue earned under substantially all of the service agreements is equal to the net revenue of the clinics, less amounts retained by physician groups.

         When PhyCor acquires a clinic's operating assets, it simultaneously enters into a long-term service agreement with the affiliated physician group. Under the service agreement, PhyCor provides the physician group with the equipment and facilities used in its medical practice, manages clinic operations, employs the clinic's non-physician personnel, other than certain diagnostic technicians, and receives a service fee.

         The affiliated physicians maintain full professional control over their medical practices, determine which physicians to hire or terminate and set their own standards of practice in order to promote high quality health care. Pursuant to its service agreements with physician groups, PhyCor manages all aspects of the clinic other than the provision of medical services, which is controlled by the physician groups. At each clinic, a joint policy board equally represented by physicians and PhyCor personnel focuses on strategic and operational planning, marketing, managed care arrangements and other major issues facing the clinic.

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

         Under substantially all of its service agreements, the Company receives a service fee equal to the clinic expenses it has incurred plus a percentage of operating income of the clinic (net clinic revenue less certain contractually agreed upon clinic expenses before physician distributions) and, under all other service agreements except one described below, the Company receives a percentage of net clinic revenue. In 1998, the Company's service agreement revenue was derived from contracts with the following service fee structures: (i) 92.1% of revenue was derived from contracts in which the service fee was based on a percentage, ranging from 11% to 18%, of clinic operating income plus reimbursement of clinic expenses; (ii) 0.8% of revenue was derived from a contract in which the service fee was based on 51.7% of net clinic revenue;
(iii) 5.9% of revenue was derived from contracts in which the service fee was based upon a combination of (a) 10% of clinic operating income, (b) a percentage, ranging from 2.75% to 3.5%, of net clinic revenue and (c) reimbursement of clinic expenses; and (iv) 1.2% of revenue was derived from a flat fee contract.

         The Company has historically amortized goodwill and other intangible assets related to its service agreements over the periods during which the agreements are expected to be effective, ranging from 25 to 40 years. Effective April 1, 1998, the Company adopted a maximum of 25 years as the useful life for amortization of its intangible assets, including those acquired in prior years. Had this policy been in effect for 1997, amortization expense would have increased by approximately $11.2 million for the year. Applying the Company's historical tax rate, diluted earnings per share would have been reduced by $.10 for 1997. On the same basis, for the first quarter of 1998, amortization expense would have increased by approximately $3.3 million, resulting in an increase in diluted loss per share of $0.03.

         Each of the service agreements with the Company's affiliated physician groups provides the affiliated physician group the right to terminate the service agreement in the event of the bankruptcy or similar event of the Company's subsidiary that is a party to the service agreement or in the event of a material breach of the service agreement by the Company or its subsidiary (i) which is not cured within 90 days, generally, following written notice and (ii) which termination is approved by the affirmative vote of no less than 75%, generally, of the physician shareholders. Many of the service agreements provide that if any person or persons acquire the right to vote 50% or more of PhyCor's common stock, the physician group may terminate the service agreement, unless the transaction was approved by PhyCor's Board of Directors or subsequently approved by two-thirds of PhyCor's directors who are not members of management or affiliates of the acquiring person. The physician group in Lexington, Kentucky may also terminate its service agreement if an entity named therein acquires 15% or more of the Company's outstanding common stock. Other groups may terminate their service agreement in the event of a merger where PhyCor does not survive or a takeover or sale of substantially all the assets of PhyCor or in the event of a sale of all or substantially all of the assets or capital stock of the PhyCor subsidiary with whom the service agreement was entered into. Some physician groups have rights of first refusal to purchase the clinic assets owned by PhyCor if PhyCor determines to sell such assets. The above provisions could have an adverse effect on any efforts to take control of PhyCor without the consent of the Board of Directors and the physician groups having these rights. In addition, the Company may terminate a service agreement (i) in the event of the bankruptcy or similar event of the affiliated physician group, or
(ii) a material breach of the service agreement by the affiliated physician group which is not cured within 90 days, generally, following written notice. In any event of termination, the affiliated physician group is obligated to repurchase all of the tangible and intangible assets of the Company related to the physician group generally at the then current net book value.

         Pursuant to the Company's service agreements with its affiliated clinics, the physician groups affiliated with the clinics are obligated to repurchase at book value all of the assets associated with the clinic, including intangible assets, upon termination of the service agreement. The Company's ability to recover the net book value associated with a terminated service agreement is largely dependent upon the circumstances of the termination, the willingness of the physicians to honor their agreement with the Company and the financial position of the physicians affiliated with the clinic. In the event of a termination of a service agreement, PhyCor expects the terminating group to fulfill its repurchase obligation at the effective time of termination. The Company owns substantially all of the tangible assets related to the operations of its affiliated clinics, which assets provide collateral for a portion of the purchase requirement in the event of termination. Tangible assets associated with clinics represented approximately 51% of the Company's total assets associated with the clinics. The intangible assets of the Company related to the affiliated clinics totaled $696.8 million as of December 31, 1998. In connection with the disposal of certain clinic operations, the Company determined that a sale of assets below book value provided a more cost-effective means to terminate its relationship with certain clinics rather than attempting to collect the full net book value of the assets through the enforcement of its contractual rights under the service agreement with the clinic. See "Liquidity and Capital Resources." The Company has evaluated, on an individual basis, the appropriate course of action for each of its terminated service agreements and expects to pursue the most appropriate and effective course, given the facts and circumstances of any termination, to recover the amounts owed as a result of any such termination.

         In November 1997, the Emerging Issues Task Force reached a consensus on EITF 97-2, "Application of APB Opinion No. 16 and FASB Statement No. 94 to Physician Practice Entities", which was adopted in November 1997, and relates primarily to the consolidation of physician practices controlled by a company. The Company has not consolidated the physician practices it manages as it does not have operating control of these practices as defined in EITF 97-2. Physician practices and IPAs which are owned and operated by the Company are consolidated for such purposes.

         The Company has increased its focus on the development of IPAs to enable the Company to provide services to a broader range of physician organizations, to enhance the operating performance of existing clinics and to further develop physician relationships. The Company develops IPAs that include affiliated clinic physicians to enhance the clinics' attractiveness as providers to managed care organizations. Fees earned from managing the IPAs are based upon a percentage of revenue collected by the IPAs and also upon a share of surplus, if any, of capitated revenue of the IPAs. In 1998, approximately 16% of the Company's revenue was earned under IPA management agreements. The Company is not a party to the capitated contracts entered into by the IPAs not owned by the Company, but is exposed to losses to the extent of its share of the excess of costs, if any, over the capitated revenue of the IPAs. The Company is a party to capitated contracts entered into by the PrimeCare and MHG IPAs.

         The table below indicates the number of clinics and physicians affiliated with the Company and provides certain information with respect to the Company's IPA operations at the end of the years indicated:

                                           1998        1997        1996        1995        1994
                                         -------      ------      ------      ------      --------
Clinic operations:
     Number of affiliated clinics             56          55          44          31          22
     Number of affiliated physicians       3,693       3,863       3,050       1,955       1,143
IPA operations:
     Number of markets                        35          28          17          13           7(1)
     Number of physicians                 22,900      19,000       8,700       5,300       3,600(1)
     Number of commercial members        730,000     420,000     306,000     180,000     105,000(1)
     Number of Medicare members          171,000      99,000      69,000      38,000      24,000(1)

----------------
(1)      Information is as of January 1, 1995.

         The table below indicates the payor mix of the aggregate net clinic revenue earned by the physician groups and IPAS currently affiliated with the Company.

                               1998     1997     1996     1995     1994
                               ----     ----     ----     ----     ----
Medicare                         19%      22%      20%      20%      29%
Medicaid                          3        4        3        3        3
Managed care(1)                  51       41       42       37       25
Private payor and insurance      27       33       35       40       43
                                ---      ---      ---      ---      ---
                                100%     100%     100%     100%     100%

----------------
(1) Includes HMO, PPO, Medicare risk contracts and direct employer contracts, of which approximately 70% of 1998 managed care revenue was attributable to capitated contracts.

         The payor mix varies from clinic to clinic and changes as acquisitions are made. Since 1993, managed care revenue as a percentage of all revenue has increased significantly primarily as a result of the Company's management of IPAs for which all revenue is derived from managed care contracts. PhyCor believes that this trend will continue as a greater portion of the population in the Company's markets joins managed care plans. Other changes in payor mix have resulted from the acquisition of clinics with payor mixes different from historical payor mixes experienced by the Company's affiliated groups.

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

         In May 1998, the Company acquired PrimeCare, a medical network management company serving southern California's Inland Empire area. PrimeCare's network is comprised of an integrated campus, including the Desert Valley Medical Group, Desert Valley Hospital and Apple Valley Surgery Center, as well as the Inland Empire area IPA network. The total consideration for PrimeCare was approximately $170.0 million, consisting of approximately 4.0 million shares of common stock, assumed liabilities and cash. See Item 3. "Legal Proceedings."

         On July 1, 1998, the Company acquired Seattle-based CareWise, a nationally recognized leader in the health care decision-support industry, which as of December 31, 1998, provided health care decision-support services to approximately 2.7 million individuals worldwide. The total consideration for CareWise was approximately $67.5 million, consisting of approximately 3.1 million shares of common stock and assumed liabilities.

         In July 1998, the Company acquired MHG, an Atlanta-based IPA whose network at such time included approximately 400 primary care physicians and 1,800 specialists who provided care to approximately 57,000 managed care members under capitated contracts. The total consideration for MHG was approximately $33.1 million, consisting of 500,000 shares of common stock and assumed liabilities. See Item 1. "Business - Physician Networks."

         On July 24, 1998, the Company acquired FPC, an Atlanta-based provider of practice management services. The total consideration for FPC was approximately $60.4 million, consisting of 2.9 million shares of common stock and assumed liabilities.

         In addition, in 1998 the Company purchased certain assets of two multi-specialty clinics, numerous smaller medical practices and completed its purchase of certain operating assets of Lakeview Medical Center located in Suffolk, Virginia, which was operated under a management agreement during December 1997.

         In October 1998, the Company formed a joint venture with Physician Partners Company, L.L.C., a physician organization created by physicians to develop an IPA management business and to develop and manage a regional managed care contracting network, which is anticipated to include IPAs in New York City, northern New Jersey, southern Connecticut and Long Island.

         As a result of 1998 transactions, the Company acquired total assets of $459.7 million. The principal assets acquired were accounts receivable, property and equipment, prepaid expenses, goodwill and service agreement rights, an intangible asset. The consideration for the acquisitions consisted of approximately 21% cash, 38% liabilities assumed, 39% common stock and 2% convertible notes. The cash portion of the aggregate purchase price was funded by a combination of operating cash flow and borrowings under the Company's bank credit facility. Property and equipment acquired consists mostly of clinic and hospital operating equipment.

         The Company recorded asset revaluation and restructuring charges in 1998 totaling $224.9 million related to the disposition of assets of seven clinics, the write-off of goodwill related to MHG and the revaluation of assets at certain underperforming clinics, including certain FPC clinics. The Company expects to record a pre-tax charge in the first quarter of 1999 totaling $8.7 million related to severance and other transition costs in connection with the restructuring and disposition of operations. These asset revaluation and restructuring charges relate to certain group formation clinics and to certain traditional clinics that were disposed of and certain clinics whose assets were written down because of a variety of negative operating and market issues, including those related to market position and clinic demographics, physician relations, departure rates, declining physician incomes, physician productivity, operating results and ongoing commitment and viability of the medical group.

         In September 1998, PhyCor adopted a common stock repurchase program pursuant to which it may repurchase up to $50.0 million of PhyCor common stock. In October 1998, PhyCor expanded the program into a securities repurchase program to include its 4.5% convertible subordinated debentures and other securities, the economic terms of which are derived from the common stock or debentures. In conjunction with the securities repurchase program, PhyCor has repurchased approximately 2.6 million shares of common stock for approximately $12.6 million, 2.2 million shares of which were repurchased in the fourth quarter. Recent changes to the Company's bank credit facility limit the amount of the Company's securities the Company may repurchase. See "Liquidity and Capital Resources."

RESULTS OF OPERATIONS

         The following table shows the percentage of net revenue represented by various expense categories reflected in the Company's Consolidated Statements of Operation.

YEAR ENDED DECEMBER 31,                                                     1998            1997            1996
-----------------------                                                     ----            ----            ----

Net revenue                                                               100.0%           100.0%          100.0%
Operating expenses:
     Cost of provider services                                              8.9               --              --
     Salaries, wages and benefits                                          33.9             37.7            38.0
     Supplies                                                              15.0             16.2            15.5
     Purchased medical services                                             2.5              2.8             2.8
     Other expenses                                                        14.4             15.3            16.4
     General corporate expenses                                             2.0              2.4             2.8
     Rents and lease expense                                                8.4              8.9             8.6
     Depreciation and amortization                                          6.0              5.6             5.2
     Provision for asset revaluation and clinic restructuring              14.9              7.4              --
     Merger expenses                                                        0.9               --              --
                                                                          -----            -----           -----
Net operating expenses                                                    106.9(1)          96.3(1)         89.3
     Earnings (loss) from operations                                       (6.9)(1)          3.7(1)         10.7
Interest income                                                            (0.2)            (0.3)           (0.5)
Interest expense                                                            2.4              2.1             2.1
                                                                          -----            -----           -----
     Earnings (loss) before income taxes
         and minority interest                                             (9.1)(1)          1.9(1)          9.1
Income tax expense (benefit)                                               (2.6)(1)          0.5(1)          3.0
Minority interest                                                           0.9              1.1             1.4
                                                                          -----            -----           -----
     Net earnings (loss)                                                   (7.4)%(1)         0.3%(1)         4.7%
                                                                           ====            =====           =====

----------------
(1) Excluding the effect of the provision for asset revaluation and clinic restructuring and merger expenses in 1997 and 1998, net operating expenses, earnings from operations, earnings before income taxes and minority interest, income tax expense and net earnings, as a percent of net revenue, would have been 88.9%, 11.1%, 9.3%, 3.2% and 5.1%, respectively, for 1997, and 91.1%, 8.9%, 6.7%, 2.2%, and 3.6%,
         respectively, for 1998.

1998 COMPARED TO 1997

         Net revenue increased $392.9 million from $1.12 billion for 1997 to $1.51 billion for 1998, an increase of 35.1%. The increase in clinic net revenue in 1998 as compared to 1997 was $182.0 million, including $177.2 million in service fees resulting from newly acquired clinics in 1998 or the timing of entering into new service agreements in 1997, and was comprised of (i) a $161.4 million increase in service fees for reimbursement of clinic expenses incurred by the Company and (ii) a $20.6 million increase in the Company's fees from clinic operating income and net physician group revenue. The increases in clinic net revenue have been reduced by $49.5 million as a result of termination of affiliations in 1998. Net revenue from the 35 service agreements (excluding clinics being restructured or affiliations terminated) and 27 IPA markets in effect for both years increased by $54.3 million, or 11.2%, in 1998 compared with 1997. Same market growth resulted from, among other factors, the addition of new physicians, the expansion of ancillary services, increases in patient volume and fees and increases in capitated lives served by IPAs.

         During 1998, most categories of operating expenses changed as a percentage of net revenue when compared to 1997. The addition of cost of provider services is a result of the acquisitions of PrimeCare and MHG in 1998. PrimeCare and MHG own and manage IPAs, and each are a party to certain managed care contracts, resulting in the Company presenting such revenue as its revenue on a "grossed-up basis." Under this method, the cost of provider services (payments to physicians and other providers under compensation, sub-capitation and other reimbursement contracts) is not included as a deduction to net revenue of the Company, but is reported as an operating expense. This revenue reporting has an impact on the Company's operating expenses as a percentage of net revenue. Excluding the impact of PrimeCare's and MHG's revenue reporting, there were no significant variances in the operating expenses as a percentage of net revenue compared to 1997. Excluding the impact of PrimeCare's and MHG's revenue reporting, supplies expense, other expenses, rents and lease expense and depreciation and amortization increased as a percentage of net revenue. The increase in supplies expense is a result of continued increases in costs of drugs and medications, the addition of pharmacies at certain existing clinics and recent affiliations with clinics that operate pharmacies. Other expenses and rents and lease expense increased as a result of the reduction of physicians in certain of the Company's group formation clinics which resulted in these clinics not operating at full capacity but still being responsible for certain fixed costs obligations. The increase in depreciation and amortization expense resulted from the change in amortization policy with respect to intangible assets and the impact of recent acquisitions. Excluding the impact of PrimeCare's and MHG's revenue reporting, salaries, wages and benefits decreased as a percentage of net revenue. This decrease is a result of the Company's continuing efforts to control overhead costs. While general corporate expenses decreased as a percentage of net revenue, the dollar amount increased as a result of the Company's response to increasing physician group needs for practice management services, including managed care negotiations, information system implementations and clinical outcomes management programs.

         The total provision for asset revaluation and clinic restructuring for the year ended December 31, 1998 totaled $224.9 million, consisting of $22.0 million in the first quarter of 1998, a net $92.5 million in the third quarter of 1998 and $110.4 million in the fourth quarter of 1998. The provision for clinic restructuring of $22.0 million in the first quarter of 1998 related to seven of the Company's clinics that were being restructured or disposed of and included facility and lease termination costs, severance and other exit costs. In the fourth quarter of 1997, the Company recorded a pre-tax charge of $83.4 million related to asset revaluation at these same clinics. The charges addressed operating issues that developed in four of the Company's multi-specialty clinics that represent the Company's earliest developments of such clinics through the formation of new groups. Three other clinics included in the 1997 charge represent clinics disposed of during 1998 because of a variety of negative operating and market-specific issues.

         In the third quarter of 1998, the Company recorded a net pre-tax asset revaluation charge of $92.5 million. This charge related to deteriorating negative operating trends for three group formation clinic operations which were included in the fourth quarter 1997 asset revaluation charge and the corresponding decision to dispose of those assets. Additionally, this charge provided for the disposition of assets of two other group formation clinics not included in the fourth quarter 1997 asset revaluation charge and the revaluation of primarily intangible assets at an additional group formation clinic that may be disposed of or restructured. The third quarter 1998 asset revaluation charge included current assets, property and equipment, other assets and intangible assets of $4.2 million, $3.8 million, $6.7 million and $77.8 million, respectively.

         In the fourth quarter of 1998, the Company recorded a pre-tax asset revaluation charge of $110.4 million. A portion of this charge related to adjustments of the carrying value of the Company's assets at Holt-Krock and Burns Clinic Medical Center ("Burns") as a result of agreements to sell certain assets associated with these service agreements. The pre-tax charge related to these clinics was $26.0 million and assumes the successful completion of those transactions as reflected in the agreements. In addition, this charge provided for the write-off of $31.6 million of goodwill recorded in connection with the MHG acquisition. The future operations of MHG have been impaired, and PhyCor is attempting to recover its investment in MHG, but there can be no assurance of any recovery. See Item 1. "Business -- IPA and Physician Networks". Also included in the fourth quarter pre-tax charge is $18.1 million related to certain FPC clinics that are experiencing significant negative operating results. The asset revaluation charge includes primarily the write-down of goodwill from the FPC acquisition to recognize the decline in future cash flows of the investment. The ultimate solution in these markets may involve the sale of certain clinic assets and discontinuation of some operations. Lastly, the Company recorded a pre-tax asset revaluation charge related to the Lexington Clinic in the fourth quarter of approximately $34.7 million. This charge reduces to net realizable value the investments in numerous satellite operations and provides a reserve for amounts owed by the Lexington Clinic based upon expected future cash flows. The fourth quarter 1998 asset revaluation charge included current assets, property and equipment, other assets and intangible assets of $3.7 million, $3.7 million, $27.0 million and $76.0 million, respectively. In connection with all of the plans mentioned above, the Company estimates it will record a pre-tax restructuring charge of approximately $8.7 million in the first quarter of 1999 related to severance and other exit costs.

         Net revenue and pre-tax loss for operations disposed of during 1998 were $54.0 million and $3.0 million in 1998 and $103.5 million and $2.5 million in 1997, respectively. The Company recorded no gain or loss resulting from the disposition of these clinics based on adjusted asset values. Net revenue and pre-tax income from the remaining operations to be disposed of in 1999 were $121.4 million and $984,000 in 1998 and $82.8 million and $4.0 million and 1997, respectively. See "Liquidity and Capital Resources."

         The Company also recorded a pre-tax charge to earnings of approximately $14.2 million in the first quarter of 1998 relating to the termination of its merger agreement with MedPartners, Inc. This charge represented PhyCor's share of investment banking, legal, travel, accounting and other expenses incurred during the merger negotiation process.

         The Company expects an effective tax rate of approximately 37.6% in 1998 before the tax benefit of the provision for clinic restructuring and merger expenses discussed above as compared to a rate of 38.5% in 1997.

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

         During 1997, most categories of operating expenses were relatively stable as a percentage of net revenue when compared to 1996, despite the large increase in the dollar amounts resulting from acquisitions and clinic growth. The decrease in salaries, wages and benefits and other expenses as a percentage of net revenue resulted from the acquisition of clinics with lower levels of these expenses compared to the existing base of clinics. The increase in supplies and rents and lease expense as a percentage of net revenue resulted from the acquisition of clinics with higher levels of these expenses compared to the existing base of clinics. The addition of pharmacies at certain existing clinics and new clinics which operate pharmacies also resulted in increased clinic supplies expense as a percentage of net revenue. While general corporate expenses decreased as a percentage of net revenue, the dollar amount of general corporate expenses increased as a result of the addition of corporate personnel to accommodate increased acquisition activity and to respond to increasing physician group needs for support in managed care negotiations, information systems implementation and clinical outcomes management programs.

         The asset revaluation charge of $83.4 million in 1997 related to the asset revaluation of seven of the Company's multi-specialty clinics, and included current assets, property and equipment, other assets and intangible assets of $6.4 million, $4.9 million, $5.3 million and $66.8 million, respectively. This charge addressed issues which developed in four of the Company's multi-specialty clinics which represented the Company's earliest developments of such clinics through the formation of new groups. The clinics were considered to have an impairment of certain current assets, property and equipment, other assets and, primarily, intangible assets because of certain groups of physicians within a larger clinic terminating their relationship with the medical group affiliated with the Company and therefore affecting future cash flows. Net revenue and pre-tax income (loss) for the four clinics that were part of new group formations included in the charge were $88.4 million and ($2.9) million in 1997 and $78.7 million and $188,000 in 1996, respectively. Net revenue and total assets of other new group formations not included in the asset revaluation charge totaled $38.7 million and $61.4 million, respectively, in 1997, and $13.0 million and $37.2 million, respectively, in 1996. Three other clinics included in the charge represented clinics being disposed of because of a variety of negative operating and market issues, including those related to market position and clinic demographics, physician relations, operating results and ongoing viability of the existing medical group. Net revenue and pre-tax income (loss) for the three clinics to be disposed of were $25.5 million and ($1.0 million) in 1997 and $26.5 million and $772,000 in 1996, respectively.

         The Company's effective tax rate was approximately 38.5% in 1997 and 1996.

SUMMARY OF OPERATIONS BY QUARTER

         The following table presents unaudited quarterly operating results for 1998 and 1997. The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the Consolidated Financial Statements. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

                                            1998 QUARTER ENDED
                             -----------------------------------------------
                               MAR 31       JUNE 30    SEPT 30      DEC 31
                             ---------     ---------  --------     ---------
Net revenue                   $322,695      $371,450  $408,487      $409,867
Earnings (loss) before taxes   (10,753)(1)    24,306   (73,019)(2)   (91,871)(3)
Net earnings (loss)             (7,498)(1)    15,313   (50,843)(2)   (68,419)(3)
Earnings (loss) per
  share--diluted              $   (.12)(1)  $    .22  $   (.66)(2)  $   (.90)(3)

                                         1997 QUARTER ENDED
                              -----------------------------------------
                               MAR 31    JUNE 30    SEPT 30     DEC 31
                              --------   --------  --------    --------
Net revenue                   $250,652   $267,354   $284,291   $317,297
Earnings (loss) before taxes    20,011     22,395     24,576    (57,675)(4)
Net earnings (loss)             12,307     13,706     15,040    (37,844)(4)
Earnings (loss) per
  share--diluted              $    .19   $    .20   $    .22   $   (.56)(4)

-------------------------------
(1) Excluding the effects of asset revaluation and clinic restructuring charges and merger expenses, the Company's earnings before taxes, net earnings and net earnings per share-diluted for the first quarter of 1998 would have been approximately $25.4 million, $16.0 million and $.24, respectively.

(2) Excluding the effects of asset revaluation and clinic restructuring charges, the Company's earnings before taxes, net earnings and net earnings per share-diluted for the third quarter of 1998 would have been approximately $19.5 million, $12.0 million and $.15, respectively.

(3) Excluding the effects of asset revaluation and clinic restructuring charges, the Company's earnings before taxes, net earnings and net earnings per share-diluted for the fourth quarter of 1998 would have been approximately $18.5 million, $11.4 million and $.15, respectively.

(4) Excluding the effects of asset revaluation and clinic restructuring charges, the Company's earnings before taxes, net earnings and net earnings per share-diluted for the fourth quarter of 1997 would have been approximately $25.8 million, $16.0 million and $.24, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1998, the Company had $187.9 million in working capital, compared to $203.3 million as of December 31, 1997. Also, the Company generated $161.2 million of cash flow from operations in 1998 compared to $116.0 million in 1997. At December 31, 1998, net accounts receivable of $378.7 million amounted to 64 days of net clinic revenue compared to $391.7 million and 72 days at the end of the prior year.

         In conjunction with the securities repurchase program, PhyCor has repurchased approximately 2.6 million shares of common stock for approximately $12.6 million, 2.2 million shares of which were repurchased in the fourth quarter of 1998.

         In 1998, $2.0 million of convertible subordinated notes issued in connection with physician group asset acquisitions were converted into common stock. These conversions, the issuance of common stock and option exercises, net of repurchases of common stock, increased shareholders' equity $205.3 million. This increase in shareholders' equity, less losses in 1998 of $111.4 million, resulted in a net increase in shareholders' equity of $93.9 million at December 31, 1998 compared to December 31, 1997.

         Capital expenditures during 1998 totaled $67.6 million. The Company is responsible for capital expenditures at its affiliated clinics under the terms of its service agreements. The Company expects to make approximately $70 million in capital expenditures during 1999.

         In June 1995, the Company purchased a minority interest of approximately 9% in PMC and managed PMC pursuant to a ten year administrative services agreement. PMC developed and managed IPAs and provided other services to physician organizations. PhyCor acquired the remaining interests of PMC on March 31, 1998 for approximately 956,300 shares of the Company's common stock and integrated PMC's operations into NAMM.

         Effective January 1, 1995, the Company completed its acquisition of NAMM. The Company paid $20.0 million at closing and made additional payments pursuant to an earn-out formula during 1996 and 1997, totaling $35.0 million. A final payment of $35.0 million was made in April 1998, of which $13.0 million was paid in shares of the Company's common stock.

         In addition, deferred acquisition payments are payable to physician groups in the event such physician groups attain predetermined financial targets during established periods of time following the acquisitions. If each group satisfied its applicable financial targets for the periods covered, the Company would be required to pay an aggregate of approximately $63.0 million of additional consideration over the next five years, of which a maximum of $15.8 million would be payable during 1999.

         In the fourth quarter of 1997, PhyCor recorded a pre-tax charge to earnings of $83.4 million related to the revaluation of assets of seven of the Company's multi-specialty clinics, which included current assets, property and equipment, other assets and intangible assets of $6.4 million, $4.9 million, $5.3 million and $66.8 million, respectively. In the first quarter of 1998, the Company also recorded an additional charge of approximately $22.0 million relating to these clinics that are being restructured or disposed of including facility lease exit costs, severance and other exit costs. These pre-tax charges were partially in response to issues which arose in four of the Company's multi-specialty clinics which represented the Company's earliest developments of such clinics through the formation of new groups. The clinics were considered to have an impairment of certain current assets, property and equipment, other assets and intangible assets because of certain groups of physicians within a larger clinic terminating their relationship with the medical group affiliated with the Company and therefore affecting future cash flows. Three other clinics included in the charge represented clinics being disposed of because of a variety of negative operating and market issues, including those related to market position and clinic demographics, physician relations, departure rates, declining physician incomes, physician productivity, operating results and ongoing viability of the existing medical group. Although these factors have been present individually from time to time in various affiliated clinics and could occur in future clinic operations, the combined effect of the existence of these factors at the clinics disposed of resulted in clinic operations that made it difficult for the Company to effectively manage the clinics. One of these practices was sold in the first quarter of 1998 and the second sale was completed April 1, 1998. The remaining practice was disposed of in July 1998. These clinics were sold below book value because of the reasons noted above, and given such facts, a sale at a discount to carrying value was considered more cost effective than a closure which would subject the Company to additional costs. The Company recorded no gain or loss on the final disposition of these assets.

         In the third quarter of 1998, the Company recorded a net pre-tax asset revaluation charge of $92.5 million, which is comprised of a $103.3 million charge less the reversal of certain restructuring charges recorded in the first quarter of 1998. This charge related to deteriorating negative operating trends for three group formation clinic operations which were included in the fourth quarter of 1997 asset revaluation charge and the corresponding decision to dispose of those assets. Additionally, this charge provided for the disposition of assets of two group formation clinics, which dispositions were not included in the fourth quarter of 1997 asset revaluation charge, and the revaluation of primarily intangible assets at an additional group formation clinic that may be disposed of or restructured. The third quarter 1998 asset revaluation charge included current assets, property and equipment, other assets and intangible assets of $4.2 million, $3.8 million, $6.7 million and $77.8 million, respectively. Amounts received upon the dispositions of the assets approximated the post-charge net carrying value.

         In the fourth quarter of 1998, the Company recorded a pre-tax asset revaluation charge of $110.4 million. Approximately $26.0 million of this charge related to adjustments of the carrying value of the Company's assets at Holt-Krock and Burns as a result of agreements to sell certain assets associated with these service agreements. The pre-tax charge assumes the successful completion of these transactions as reflected in the agreements with these clinics. In addition, this charge provided for the write-off of $31.6 million of goodwill recorded in connection with the MHG Acquisition. Subsequent to the closing of this acquisition, MHG received claims from its major payor for costs arising before the acquisition that revealed that MHG's costs significantly exceeded its revenues under the Payor Contract prior to the date of acquisition. PhyCor continued to fund losses under this Payor Contract while attempting to renegotiate payment terms with the payor to allow for this Payor Contract to be economically viable. A mutually beneficial agreement could not be reached. The Payor Contract will terminate by mutual agreement on April 30, 1999. The future operations of MHG have been impaired, and PhyCor is attempting to recover its investment in MHG but there can be no assurance of a recovery.

         Also included in the fourth quarter pre-tax charge is $18.1 million related to certain FPC clinics that are experiencing significant negative operating results. PhyCor recorded the asset revaluation charge primarily to write down goodwill from the FPC acquisition to recognize the decline in future cash flows of the investment. Depending upon future events and business conditions, the Company may sell certain of FPC clinic assets and discontinue clinic operations. Lastly, the Company had invested significantly in the operation of the Lexington Clinic to support the growth and expansion of the Lexington Clinic and its affiliated HMO. Lexington Clinic's financial performance has been negatively impacted by the combination of poor financial performance at a number of satellite locations, a challenging and extended information system conversion, a potential loss arising from a dispute with one of the HMO's payors and the repayment of funds used to finance the Lexington Clinic's and the HMO's growth. In light of the existing circumstances, realization of certain of PhyCor's assets related to the Lexington Clinic was unlikely. Accordingly, the Company recorded an asset revaluation pre-tax charge in the fourth quarter of approximately $34.7 million to reduce to net realizable value of its investments in numerous satellite operations and to provide a reserve for amounts owed by Lexington Clinic based upon expected future cash flows. The fourth quarter 1998 asset revaluation charge included current assets, property and equipment, other assets and intangible assets of $3.7 million, $3.7 million, $27.0 million and $76.0 million, respectively. In connection with all of the plans mentioned above, the Company estimates it will record a pre-tax restructuring charge of approximately $8.7 million in the first quarter of 1999 related to severance and other exit costs.

         At December 31, 1998, the Company had a total of five group formation clinics and two FPC clinics that have characteristics similar to group formation clinics. These remaining clinics include two clinics associated with the charges discussed above, one of which was disposed of in March 1999. The total assets and intangible assets of the remaining five group formation clinics and similar FPC clinics totaled $56.8 million and $21.0 million, respectively, at December 31, 1998. Net revenue and pre-tax income (loss) for the group formation and similar FPC clinics for 1998 were $63.7 million and ($1.0) million, respectively, and for 1997 were $44.4 million and $519,000, respectively.

         At December 31, 1998, net assets currently expected to be sold in 1999, after taking into account the charges discussed above, relating to clinics with which we intend to terminate our affiliation totaled approximately $41.2 million, which consisted of current assets, property and equipment, intangibles and other assets. The Company intends to recover these amounts during 1999 as the asset sales occur, provided, however there can be no assurance that the Company will recover this entire amount.

         There can be no assurance that in the future a similar combination of negative characteristics will not develop at a clinic affiliated with the Company and result in the termination of the service agreement or that in the future additional clinics will not terminate their relationships with the Company in a manner that may materially adversely affect the Company. For additional discussion, see "Results of Operations - 1998 Compared to 1997" and "Results of Operations - 1997 Compared to 1996."

         The Company also recorded a pre-tax charge to earnings of approximately $14.2 million in the first quarter of 1998 relating to its terminated merger with MedPartners, Inc. This charge represents PhyCor's share of investment banking, legal, travel, accounting and other expenses incurred during the merger process.

         PhyCor has been the subject of an audit by the Internal Revenue Service ("IRS") covering the years 1988 through 1993. The IRS has proposed adjustments relating to the timing of recognition for tax purposes of deductions relating to uncollectible accounts. PhyCor disagrees with the positions asserted by the IRS and is vigorously contesting these proposed adjustments. Most of the issues originally raised by the IRS as to revenues and deductions and the Company's relationship with affiliated physician groups have been resolved by the National Office of the IRS in favor of the Company and with respect to these issues, no additional taxes, penalties or interest are owed by the Company related to such claims. The IRS Appeals Office has raised a related issue concerning the recognition of income with respect to accounts receivable, but it is unclear whether the IRS will pursue this issue. The Company is prepared to continue to vigorously contest any proposed adjustment on this related issue. The Company believes that any adjustments resulting from resolution of this disagreement would not affect the reported net earnings of PhyCor, but would defer tax benefits and change the levels of current and deferred tax assets and liabilities. For the years under audit, and potentially, for subsequent years, any such adjustments could result in material cash payments by the Company. Any successful adjustment by the IRS would cause an interest expense to be incurred. PhyCor does not believe the resolution of this matter will have a material adverse effect on its financial condition, although there can be no assurance as to the outcome of this matter. In addition, the IRS is in the process of examining the Company's 1994 and 1995 federal tax returns.

         The Company modified its bank credit facility in April and September 1998 and March 1999. The Company's bank credit facility, as amended, provides for a five-year, $500.0 million revolving line of credit for use by the Company prior to April 2003 for acquisitions, working capital, capital expenditures and general corporate purposes. The total drawn cost under the facility during 1998 was either (i) the applicable eurodollar rate plus .50% to 1.25% per annum or
(ii) the agent's base rate plus .25% to .575% per annum. The total weighted average drawn cost of outstanding borrowings at December 31, 1998 was 6.18%. Effective in March 1999, total drawn cost is now either (i) the applicable eurodollar rate plus .625% to 1.50% per annum or (ii) the agent's base rate plus
 .40% to .65% per annum.

         The March 1999 amendment also provides for an increase from $25 million to $50 million for the aggregate amount of letters of credit which may be issued by the Company and provides that in the event of a reduced rating by certain rating agencies, the Company would be required to pledge as security for repayment of the credit facility the capital stock the Company holds in certain of its subsidiaries. The March 1999 modifications provide for acquisitions without bank approval of up to $25 million individually or $150 million in the aggregate during any 12-month period and limit the amount of its securities PhyCor may repurchase based upon certain financial criteria.

         In 1997, the Company entered into an interest rate swap agreement to reduce the exposure to fluctuating interest rates with respect to $100 million of its bank credit facility. During 1998, the Company amended the previous interest rate swap agreement and entered into additional swap agreements. At December 31, 1998, notional amounts under interest rate swap agreements totaled $210.2 million. Fixed interest rates range from 5.14% to 5.78% relative to the one month or three month floating LIBOR. Up to an additional $15.8 million may be fixed at 5.28% as additional amounts are drawn under the synthetic lease facility prior to April 28, 2000. The swap agreements mature at various dates from July 2003 to April 2005. The lender may elect to terminate the agreement covering $100 million beginning September 2000, and another $100 million beginning October 2000. The FASB has issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which the Company will be required to adopt in the first quarter of 2000. Adoption of SFAS No. 133 will require the Company to mark certain of its interest rate swap agreements to market due to lender optionality features included in those swap agreements. Had the Company adopted SFAS No. 133 as of March 24, 1999, the Company estimates it would have recorded a non-cash charge to earnings of $3.7 million. The Company has historically not engaged in trading activities in its interest rate swap agreements and does not intend to do so in the future.

         The Company also entered into a $100 million synthetic lease facility in April 1998. The synthetic lease facility provides off balance sheet financing with an option to purchase the leased facilities at the end of the lease term. The total drawn cost under the synthetic lease facility during 1998 was .375% to 1.00% above the applicable eurodollar rate. At December 31, 1998, an aggregate of $19.1 million was drawn under the synthetic lease facility. In March 1999, the Company amended its synthetic lease facility to $60 million and total drawn cost is now .50% to 1.25% above the applicable eurodollar rate. Of the $60 million available under the synthetic lease facility, $21.6 million has been committed to lease properties associated with two of PhyCor's affiliated clinics. The synthetic lease facility, as amended in March 1999, is not project specific but is expected to be used for, among other projects, the construction or acquisition of medical office buildings related to the Company's operations.

         The Company's bank credit facility and the synthetic lease facility contain covenants which, among other things, require the Company to maintain certain financial ratios and impose certain limitations or prohibitions on the Company with respect to (i) the incurring of certain indebtedness, (ii) the creation of security interests on the assets of the Company, (iii) the payment of cash dividends on, and the redemption or repurchase of, securities of the Company, (iv) investments and (v) acquisitions.

         The Company has two stock option plans and two stock purchase plans. Compensation expense calculated in determining pro forma earnings per share in accordance with FAS 123, Earnings per Share, increased diluted loss per share $0.27 in 1998 and decreased diluted earnings per share $0.27 and $0.11 in 1997 and 1996, respectively. Pro forma diluted earnings per share will likely continue to be significantly below diluted earnings per share because the Company plans to continue to grant stock options in future periods.

         In August 1998, the Company adopted a stock option exchange program available to all option holders, excluding the Company's executive officers and its board of directors. Such holders were given the opportunity to exchange options granted after October 1994 for new options with renewed four-year vesting schedules representing fewer shares at an exercise price of $7.91 per share. Options to purchase an aggregate of 3,964,000 shares were issued as a result of the exchange of previously issued options to purchase 8,575,000 shares, which constitute 91% of the options eligible for exchange.

         Market Risks Associated with Financial Instruments

         The Company's interest expense is sensitive to changes in the general level of interest rates. To mitigate the impact of fluctuations in interest rates, the Company generally maintains a portion of its debt as fixed rate in nature either by borrowing on a long-term basis or entering into interest rate swap transactions. The interest rate swap agreements are contracts to periodically exchange fixed and floating interest rate payments over the life of the agreements. The floating-rate payments are based on LIBOR and fixed-rate payments are dependent upon market levels at the time the swap agreement was consummated. The interest rate swap agreements do not constitute positions independent of the underlying exposures. The Company does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage features. Certain swap agreements allow the counterparty the option to terminate at the end of the initial term. The Company is exposed to credit losses in the event of nonperformance by the counterparties to its financial instruments. The counterparties are creditworthy financial institutions, and the Company anticipates that the counterparties will be able to fully satisfy their obligations under the contracts. For the years ended December 31, 1998 and 1997, the Company received a weighted average rate of 5.52% and 5.75% and paid a weighted average rate on its interest rate swap agreements of 5.68% and 5.85% respectively.

         The table below presents information about the Company's market-sensitive financial instruments, including long-term debt and interest rate swaps as of December 31, 1998. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swap agreements, the table presents notional amounts by expected maturity date (assuming the options to cancel are not exercised) and weighted average interest rates based on rates in effect at December 31, 1998. The fair values of long-term debt and interest rate swaps were determined based on quoted market prices at December 1998 for the same or similar debt issues.

                                                                   EXPECTED MATURITY DATE
                             -----------------------------------------------------------------------------------------------------
                                                                                                                            Fair
                                1999         2000         2001        2002          2003       Thereafter      Total        Value
                             ----------    ---------    ---------    --------    ----------    ----------    ----------    -------
                                                                       (In thousands)
     Liabilities

Long-term debt:

     Fixed rate              $   16,472       11,393       10,407       3,036       201,756         3,297       246,361    164,116

     Average interest rate(1)      8.58%        8.75%        7.79%       7.62%         4.52%         7.47%         5.21%


     Variable rate                2,583        2,250        1,250          --       377,000        23,295       406,378    389,102

     Average interest rate(1)      6.12%        6.14%        6.25%         --          6.19%         5.87%         6.16%

Interest rate swaps:

     Pay variable/ receive           --           --          --           --       200,000        26,000       226,000     (7,256)
     fixed notional amounts

     Average pay rate                --           --          --           --          5.46%         5.31%         5.45%

     Average receive rate            --           --          --           --          5.03%         5.03%         5.03%

-------------------------

 (1) Average interest rates exclude deferred loan costs and debt offering costs.

         Summary

         At February 28, 1999, the Company had cash and cash equivalents of approximately $78.7 million and at March 24, 1999, approximately $55.3 million available under its current bank credit facility. The Company believes that the combination of funds available under the Company's bank credit facility and synthetic lease facility, together with cash reserves, cash flow from other transactions, operations and asset dispositions, should be sufficient to meet the Company's current planned acquisition, expansion, capital expenditure and working capital needs through 1999. In addition, in order to provide the funds necessary for the continued pursuit of the Company's long-term acquisition and expansion strategy, the Company may continue to incur, from time to time, additional short-term and long-term indebtedness and to issue equity and debt securities, the availability and terms of which will depend upon market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company.

YEAR 2000

         THE FOLLOWING MATERIAL IS DESIGNATED AS YEAR 2000 READINESS DISCLOSURE FOR PURPOSES OF THE YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT.

         PhyCor has developed a program designed to identify, assess, and remediate potential malfunctions and failures that may result from the inability of computers and embedded computer chips within the Company's information systems and equipment to appropriately identify and utilize date-sensitive information relating to periods subsequent to December 31, 1999. This issue is commonly referred to as the "Year 2000 issue" and affects not only the Company, but virtually all companies and organizations with which the Company does business. The Company is dependent upon Year 2000 compliant information technology systems and equipment in applications critical to the Company's business. The Company's information technology systems ("IT systems") can be broadly categorized into the following areas: (i) practice management, (ii) managed care information, (iii) consumer decision support system that supports the operations of CareWise, (iv) ancillary information systems, including laboratory, radiology, pharmacy and clinical ancillary systems and (v) other administrative information systems including accounting, payroll, human resource and other desktop systems and applications.

         The Company generally owns and provides to its various affiliated multi-specialty clinics the IT systems in use at those locations, and such systems represent a variety of vendors. In addition, the Company generally owns and provides biomedical equipment (laboratory equipment, radiology equipment, diagnostic equipment and medical treatment equipment) for use by its affiliated physician groups and by its Company-owned hospitals, as well as other equipment in use at Company-owned or leased facilities such as telephone and HVAC systems. Such non-information technology ("Non-IT") equipment often contains embedded computer chips that could be susceptible to failure or malfunction as a result of the Year 2000 issue.

         To address the Year 2000 issue, the Company has formed a Year 2000 committee comprised of representatives from a cross-section of the Company's operations as well as the Company's senior management. Beginning in August 1997, the committee, with the assistance of outside consultants, developed a comprehensive plan to address the Year 2000 issue within all facets of the Company's operations. The plan includes processes to inventory, assess, remediate or replace as necessary, and test the Company's IT and Non-IT systems and equipment. In addition, the Company has appointed local project coordinators at all Company-owned facilities who are responsible for overseeing and implementing the comprehensive project management activities at the local subsidiary level. Each project coordinator is responsible for developing a local project plan that includes processes to inventory, assess, remediate or replace as necessary, and test the Company's IT and Non-IT systems and equipment. Each local project coordinator is also responsible for assessing the compliance of the electronic trading partners and business critical vendors for that location. However, the compliance of certain vendors providing business critical IT systems in wide use within the Company is being addressed by the Company's senior management.

         The Company has completed the inventory and assessment phase of business critical IT systems and is in the process of upgrading or replacing those business critical IT systems found not to be compliant, either internally or through the upgrades provided by the Company's vendors. In certain cases, the Company's plan provides for verification of Year 2000 compliance of vendor-supplied IT systems by obtaining warranties and legal representations of the vendors. Much of the remediation is being accomplished as a part of the Company's normal process of standardizing various IT systems utilized by its affiliated clinics and IPAs, although in certain cases the standardization process is moving at an accelerated pace as a result of the Year 2000 issue. As of February 28, 1999, management believed approximately 70% of the Company's business critical IT systems at the Company and its subsidiaries to be Year 2000 compliant as a result of upgrades, replacements or testing. The Company anticipates that all remediation and testing of its business critical IT systems will be completed by October 1999.

         The Company is in the process of completing the inventory and assessment phase of its Non-IT systems and equipment, which are comprised primarily of medical equipment with embedded chip technology that are located throughout the subsidiaries' facilities. The Company is relying primarily on its local project coordinators and on the equipment vendors' representations in order to complete the inventory and assessment phase and either remediate or replace non-compliant equipment. As of February 28, 1999, substantially all of the Company's subsidiaries had completed the inventory and assessment phase, and those facilities had completed approximately 70% of the remediation and testing of Non-IT systems and equipment. The Company estimates that substantially all of its subsidiaries will have substantially completed remediation and testing of Non-IT systems and medical equipment by October 1999.

         The Company is substantially dependent on a wide variety of third parties to operate its business. These third parties include medical equipment and IT software and hardware vendors, medical claims processors that act as intermediaries between the Company's medical practice subsidiaries and the payors of such claims, and the payors themselves, which includes HCFA. HCFA paid to the Company Medicare claims that comprised approximately 19% of the Company's net revenue in fiscal 1998. In most cases, these third party relationships originate and are managed at the local clinic level. The Company estimates that information concerning the Year 2000 readiness of the most significant third parties will be received and analyzed by the Company by October 1999. Together with its trade associations and other third parties the Company is monitoring the status and progress of HCFA's Year 2000 compliance. HCFA has represented that its systems are or will soon be Year 2000 compliant. As of April 5, 1999, HCFA will require all Medicare providers that submit Medicare claims electronically to do so in an approved Year 2000 compliant format. The process of billing and collecting for Medicare claims involves a number of third parties which the Company does not control, including intermediaries and HCFA independent contractors. The Company believes that most of these third parties are able to comply with HCFA billing requirements. The Company is in the process of verifying the Year 2000 compliance of third parties upon which the Company relies to process claims, including significant third party payors.

         The Company currently is working at the parent company level and with local project coordinators in each of its subsidiary locations to develop contingency plans for business critical IT systems and Non-IT medical equipment to minimize business interruptions and avoid disruption to patient care as a result of Year 2000 related issues. The Company anticipates that contingency plans for non-compliant business critical IT systems and non-compliant Non-IT medical equipment will be completed by October 1999.

         There are a number of risks arising out of Year 2000 related failure, any of which could have a material adverse effect on the Company's financial condition or results of operations. These risks include (i) failures or malfunctions in practice management applications that could prevent automated scheduling, accounts receivable management and billing and collection on which each of the subsidiary locations is substantially dependent, (ii) failures or malfunctions of claims processing intermediaries or payors that may result in substantial payment delays that could negatively impact cash flows, or (iii) the failure of certain critical pieces of medical equipment that could result in personal injury or misdiagnosis of patients treated at the Company's affiliated clinics or hospitals. The Company has a number of ongoing obligations that could be materially adversely impacted by one or more of the above described risks. If the Company has insufficient cash flow to meet its expenses as a result of a Year 2000 related failure, it will need to borrow available funds under its credit lines or obtain additional financing. There can be no assurance that such funds or any other additional financing will be available in the future when needed.

         To date, the Company estimates that it has spent approximately $16.0 million on the development and implementation of its Year 2000 compliance plan. In addition, the Company believes that it will need to spend a total of approximately $28 million to complete all phases of its plan, which amounts will be funded from cash flows from operations and, if necessary, with borrowings under the Company's primary credit facility. Of those costs, an estimated $24 million is expected to be incurred to acquire replacement systems and equipment, including amounts spent in connection with standardizing certain of the Company's IT systems that it would have spent regardless of the Year 2000 initiative.

         The foregoing estimates and conclusions regarding the Company's Year 2000 plan contain forward looking statements and are based on management's best estimates of future events. Risks to completing the Year 2000 plan include the availability of resources, the Company's ability to discover and correct potential Year 2000 problems that could have a serious impact on specific systems, equipment or facilities, the ability of material third party vendors and trading partners to achieve Year 2000 compliance, the proper functioning of new systems and the integration of those systems and related software into the Company's operations. Some of these risks are beyond the Company's control.

RISK FACTORS

         Our disclosure and analysis in this report contain some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.

         Any of our forward-looking statements in this report and in any other public statements we make may turn out to be incorrect. These statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion - for example, PhyCor's ability to successfully restructure its relationships with certain of its affiliated physician groups, IPAs and their payors, PhyCor's ability to consolidate clinics and IPAs and operate them profitably, competition in the healthcare industry, regulatory developments and changes, the nature of capitated fee arrangements and other methods of payment for medical services, the risk of professional liability claims, PhyCor's dependence on the revenue generated by its affiliated clinics, the outcome of pending litigation and the risks associated with

Year 2000 related failure- will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

         We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q, 8-K and 10-K reports to the SEC. In addition, we include the following discussion of cautions, risks and uncertainties relevant to our businesses.

CERTAIN CLINIC RELATIONSHIPS MAY BE TERMINATED OR RESTRUCTURED.

         Because of a variety of circumstances, we have terminated or renegotiated the service agreements with some of our clinics and recorded significant asset revaluation charges in 1998. Currently, we are exploring changes to our relationships with several affiliated multi-specialty medical groups, and as a result may seek to restructure such operations or terminate our service agreements with some of these groups. The outcome of these discussions may result in additional charges to earnings to provide for restructuring costs and for revaluing assets to reflect lower expected future cash flows from operations or the disposition of the related assets. There can be no assurance as to the outcome of any of these discussions.

         Certain negative characteristics have contributed to instability at some of our affiliated clinic relationships, including the clinic's market position and demographics, physician relations, departure rates, declining physician incomes, physician productivity, operating results and ongoing viability of the existing medical group. These factors have been caused or may be exacerbated by weak economic conditions in some markets, declining government and managed care payments, poor financial performance and other factors, many of which are outside of our control. There can be no assurance that these negative influences will not contribute to additional restructurings or terminations of relationships with some of our affiliated physician groups. As a result, we could incur additional asset revaluation charges that may have a material adverse effect on our financial condition and results of operations.

WE ARE DEPENDENT ON OUR AFFILIATED PHYSICIANS.

         A significant majority of our revenue is derived from the service or management agreements with our affiliated clinics. If certain of these agreements were terminated, or declared unenforceable, our revenues would be materially adversely affected because of lost revenues and funds advanced to the clinics. Additionally, physicians in certain clinics have challenged the enforceability of the non-competition provisions contained in their employment agreements with their clinics. If these provisions were declared unenforceable, our revenues at those clinics could be materially adversely affected because the service fees are typically based on a percentage of the affiliated clinic's operating income plus reimbursement of clinic expenses. Accordingly, if the operating results of the affiliated clinics are adversely affected because of, for example, physicians leaving the physician group and new physicians were not added to replace them, our business and financial results could be materially adversely affected.

THERE MAY BE CONSTRAINTS ON OUR ABILITY TO GROW.

         Our growth is primarily dependent on our ability to (1) consolidate multi-specialty medical clinics, (2) sustain or increase the profitability of those clinics and (3) develop and manage IPAs. It is a lengthy and complex process to negotiate successfully the affiliation with a physician group or to develop a physician network. Further, clinic and physician network operations require intensive management in a changing marketplace subject to constant pressure to control costs. Additionally, pursuant to our bank credit facility, the lenders must consent to borrowings that relate to the acquisition of certain assets above certain purchase price thresholds. Although we continue to pursue the acquisition of the assets of additional clinics and other medical network management companies, there can be no assurance that we will be able to consummate such acquisitions in the future.

         Our success in managing and developing IPAs is dependent on our ability to: (1) form networks of physicians, (2) obtain favorable payor contracts and
(3) manage and control costs. Many of the physicians in PhyCor-managed IPAs did not enter into exclusive arrangements. Therefore, they could join competing networks or terminate their relationships with the IPAs. We may not be able to establish new physician networks or maintain our physician networks in the future.

WE MAY HAVE ADDITIONAL FINANCING NEEDS.

         Our clinic acquisition and expansion program and our IPA development and management plans require substantial capital resources. Clinic operations require recurring capital expenditures for renovation, expansion, and the purchase of costly medical equipment and technology. We will need capital to develop new IPAs and to expand and manage existing IPAs. It is possible that our capital needs in the next several years will exceed the capital generated from our operations. Thus, we may incur additional debt or issue additional debt or equity securities from time to time. This may include the issuance of common stock or convertible notes in connection with acquisitions. We may be unable to obtain sufficient financing on terms satisfactory to us or at all.

THERE MAY BE DECLINES IN OUR COMMON STOCK VALUE.

         Our common stock is traded on the Nasdaq Stock Market. The market price of our stock has declined significantly in the past year. Developments that could cause the market price of the stock to be volatile include quarterly operating results below analysts' expectations, changes in the health care service and medical network management industries and changes in general conditions in the economy or financial markets. We have considered in the past and continue to consider a number of strategic financial alternatives that may benefit our shareholders, bondholders, clinics, IPAs and other affiliates in the long term. We cannot give assurance that our stock price will maintain its current levels or improve or that we will pursue or consummate any strategic alternative.

INDUSTRY COMPETITION MAY INCREASE.

         Managing physician organizations is a competitive business. We compete with many businesses to acquire medical clinics, manage these clinics, employ physicians and provide services to IPAs. These competitors include:

         -        other medical network management companies;
         -        hospitals and health systems;
         -        multi-specialty clinics;
         -        single-specialty clinics;
         -        health care service companies; and
         -        insurance companies and HMOs.

         Some of our competitors have longer operating histories and greater financial resources. We may not be able to compete successfully with existing or new competitors. Additional competition may make it more difficult for us to acquire assets of clinics on beneficial terms.

FIXED FEE PATIENT ARRANGEMENTS MAY NOT BE PROFITABLE.

         Many of the PhyCor-managed IPA contracts with third party payors are based on fixed or capitated fee arrangements. Under these capitated arrangements, health care providers receive a fixed fee per person covered under the payor plan per month and bear the risk, subject to certain loss limits, that the total costs of providing medical services to the insured persons will exceed the fixed fee. Because capitated payments are made on a "per member" basis, the total payments paid to the IPA can vary from month to month as patients move into or out of payor plans. The IPAs' management fees are based, in part, upon a share of the remaining portion, if any, of the fixed fees. Some agreements with payors also contain "shared risk" provisions under which we and the IPA can share additional compensation, or can share in losses, based on the utilization of services by unsecured persons. Any such losses could have a material adverse effect on our business.

         The health care providers' ability to efficiently manage the patient's use of medical services and the costs of such services determine the profitability of the capitated fee arrangement. The management fees are also based upon a percentage of revenue collected by the IPA. Any loss of revenue by an IPA because of the loss of affiliated physicians, the termination of third party payor contracts or otherwise may decrease our management fees. We, like other managed care providers and management entities, are often subject to liability claims arising from activities such as utilization management and compensation arrangements designed to control costs by reducing services. A successful claim on this basis against us, an affiliated clinic or IPA could have a material adverse effect on our business and financial results.

YEAR 2000 PROBLEMS MAY ADVERSELY AFFECT OPERATIONS.

         As described in the "Year 2000" section, we are working to address "Year 2000" problems. If we should fail to identify or fix all such problems in our own operations, or if we are affected by the inability of a supplier or major customer to continue operations due to such a problem, our business and financial results could be materially adversely affected.

THE OUTCOME OF SHAREHOLDER LITIGATION MAY ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL RESULTS.

         Claims have been brought against us and our executive officers and directors alleging various violations of the securities laws. The ultimate disposition of these matters could have a material adverse effect on our financial condition or cash flows and results of operations, as described in the discussions of such matters in "Legal Proceedings" in Item 3 in this report.

THERE ARE NUMEROUS REGULATORY RISKS ASSOCIATED WITH OUR BUSINESS AND INDUSTRY.

         The state and federal governments highly regulate the health care industry and physicians' medical practices. All states restrict the unlicensed practice of medicine. In addition, many states prohibit physicians from splitting or sharing fees with nonphysician entities and do not enforce noncompetition agreements against physicians. Most of the states only prohibit the sharing of fees if a physician shares fees with a referral source. Because we do not refer business to our managed groups, the fee-splitting laws in most states should not restrict the physician groups from paying our management fee. If courts determined that we violated the corporate practice of medicine or fee-splitting statutes, the physicians' licenses could be revoked or suspended, lowering our revenue. Courts could also hold the contracts between us and our managed physicians invalid.

         In Florida, however, the Florida Board of Medicine recently interpreted the Florida fee-splitting law very broadly. This interpretation may prohibit the payment of any percentage-based management fee, even to a management company that does not refer patients to the managed groups. We manage four of our six affiliated physician groups in Florida under service agreements for which we are paid a percentage-based fee. The Florida Board of Medicine stayed its own decision pending judicial interpretation of its decision. The Florida courts and regulatory authorities may make a determination that could adversely affect our financial condition and operating results.

         Many states also prohibit the "corporate practice of medicine" by an unlicensed corporation or other nonphysician entity that employs physicians. Except in the states of Florida and Georgia, we do not employ physicians but instead manage the physician groups. The physicians are employed at the group level by professional associations or corporations, which are authorized to employ physicians under most states' laws. In Georgia and Florida, physicians can be employed by corporations and other entities.

         Federal law prohibits offering, paying, soliciting or receiving payment for referrals, or arranging for referrals of, Medicare or other federal or state health program patients or patient care opportunities. It also prohibits payments in return for the purchase, lease or order of items or services that are covered by Medicare or other federal or state health programs. The government has adopted or proposed several different exceptions or safe harbors for arrangements that will not be deemed to violate the Anti-Kickback law. In 1998, the federal government released advisory opinion 98-4, which states that a percentage-based management fee does not fit within any safe harbor and that such a fee could implicate the Anti-Kickback law if any part of the management fee is intended to compensate the manager for its efforts in arranging for referrals to its managed group. The management fee structure of most of our service agreements does not fit within a safe harbor because they are calculated in part on a percentage basis. Accordingly, there can be no assurance that the fee structure will not be successfully challenged.

         In addition, physicians with certain financial relationships with health care providers cannot refer certain types of Medicare or Medicaid reimbursed "designated health services" unless the referral fits within an exception to the law. The most often used exception requires that the physician groups be included within a definition of "group practice" to be permitted to make referrals within the group. Federal antitrust law also prohibits conduct that may result in price fixing or other anticompetitive conduct.

         All of our physician groups are structured so they fit within the definition of "group practice," and all referrals from those physicians are structured to fit within an exception to federal law. In addition, we do not make or arrange referrals to our physicians, and we are not compensated based on referral levels between the physicians. Nevertheless, because of the structure of our relationships with our physician groups and managed IPAs, courts or regulatory authorities may determine our arrangements violate federal law which could adversely affect our financial condition and results of operations. Also, the health care regulatory environment may change in a way that would restrict our existing operations or limit the expansion of our business or otherwise adversely affect us. If we violate the Medicare or Medicaid statutes, civil and criminal penalties could be assessed, and we could be excluded from further participation in Medicare or state health care programs.

         There is increasing scrutiny of arrangements between health care providers and potential referral sources by (1) law enforcement authorities, (2) the office of Inspector General or the Department of Health and Human Services,
(3) the courts and (4) the Congress. Investigators are demonstrating a willingness to look beyond the business transaction documents to determine if the purpose of these arrangements is really the payment for referrals and opportunities. Enforcement actions are increasing. Although we are not aware of any investigations of us that would negatively affect our business, we may be investigated in the future.

         In addition, Congress and many state legislatures routinely consider proposals to control health care spending. Government efforts to reduce health care expenses through the use of managed care or the reduction of Medicare and Medicaid reimbursement may adversely affect our cost of doing business and our contractual relationships. For example, recent developments that affect our business include: (1) federal legislation requiring a health plan to continue coverage for individuals who are no longer eligible for group health benefits and prohibiting the use of "pre-existing condition" exclusions that limited the scope of coverage; (2) a Health Care Financing Administration policy prohibiting restrictions in Medicare risk HMO plans on a physician's recommendation of other health plans and treatment options to patients; and (3) regulations imposing restrictions on physician incentive provisions in physician provider agreements. These types of legislation, programs and other regulatory changes may have a material adverse effect on our business.

         Our profitability may be adversely affected by Medicare and Medicaid regulations, decisions of third party payors and other payment factors which are out of our control. The federal Medicare program has undergone significant legislative and regulatory changes in the reimbursement and fraud and abuse areas. These changes may have a negative impact on our revenue. Efforts to control health care costs are increasing. Many of our physician groups are affiliating with provider networks, managed care organizations and other organized health care systems to provide fixed fee schedules or capitation arrangements that are lower than standard charges. Our profitability in this changing health care environment is likely to be affected significantly by management of health care costs, pricing of services and agreements with payors. Because we derive our revenue from the revenues generated by our clinics, any reductions in the payments to physicians or changes in payment for health care services may reduce our profitability.

INSURANCE REGULATIONS MAY ADVERSELY AFFECT OUR BUSINESS.

         Our managed IPAs enter into contracts and joint ventures with licensed insurance companies such as HMOs. Under these contracts, the IPAs may be paid on a capitated fee basis. Under capitation arrangements, health care providers bear the risk, subject to certain loss limits, that the total costs of providing medical services to members will exceed the premiums received. The IPAs may be deemed to be in the business of insurance if they subcontract with physicians or other providers to provide services on a fee-for-service basis. Thus, the IPAs may be subject to a variety of regulatory and licensing requirements applicable to insurance companies and HMOs. These requirements could increase the managed IPAs cost and lower our revenue.

         From time to time, we acquire HMOs that are affiliated with multi-specialty medical clinics. The HMO industry is highly regulated at the state level and is highly competitive. Further, the HMO industry has been subject to numerous legislative initiatives during the last few years. One initiative creates additional liabilities for HMOs for patient malpractice. This increases HMO costs and lowers our revenue. These developments may have an adverse effect on our wholly-owned HMOs or on other HMOs with which we are financially involved. In addition, PrimeCare Medical Network, Inc., a subsidiary of PrimeCare, holds a Knox-Keene license from the California Department of Corporations. Knox-Keene licenses are subject to extensive regulation on the state level, and our operations in California could come under increased governmental scrutiny.

THERE ARE RISKS ASSOCIATED WITH HOSPITAL OWNERSHIP.

         In January 1997, we consummated our merger with Straub, an integrated health care system with a 152-physician multi-specialty clinic and 159-bed acute care hospital located in Honolulu, Hawaii. In connection with the transaction with Straub, we agreed to provide certain management services to both a physician group practice and a hospital owned by the group. In May 1998, we consummated a merger with PrimeCare, a management company that manages several IPAs and physician practices in California and also owns and operates a hospital and other ancillary providers in California. Because hospitals are subject to extensive regulation on both the federal and state levels and because hospital management companies have, in some instances, been viewed as referral sources by federal regulatory agencies, the relationship between us and the physician group could come under increased scrutiny under the Medicare fraud and abuse law.

THERE IS A RISK OF TAX AUDIT ADJUSTMENTS.

         The IRS audited us for the years 1988 through 1993. It proposed that we make adjustments relating to the timing of recognition of certain revenue and deductions. The revenue and deductions relate to uncollectible accounts and our relationship with affiliated physician groups. We disagree with the IRS position, including any recharacterization, and are vigorously contesting the proposed adjustments. The IRS National Office has agreed with our position on the major issue, but the IRS Appeals Office has raised a potential alternative position with respect to our accounting for accounts receivable and uncollectible accounts. It is unclear whether the IRS will pursue this alternative position. If such alternative position is pursued by the IRS, we will vigorously contest any proposed adjustment. We believe any adjustments that result will not affect our reported net earnings, but will defer tax benefits and change levels of current and deferred tax assets and liabilities. Any adjustments for the years under the audit, and potentially for subsequent years, could result in our making material cash payments. Any successful adjustment by the IRS would cause an interest expense to be incurred. We do not believe that this matter will materially adversely affect us, but we can not make any assurances.

OUR INVOLVEMENT IN THE MEDICAL SERVICES BUSINESS EXPOSES US TO RISK OF PROFESSIONAL LIABILITY CLAIMS.

         As a result of the fact that our affiliated physician groups deliver medical services to the public, there is a risk of professional liability claims against us. Claims of this nature, if successful, could result in an award of damages that exceeds the limits of insurance coverage. Insurance against losses of this type can be expensive and varies from state to state. In the substantial majority of our markets, we do not control our affiliated physicians and physician groups' practice of medicine or compliance with regulatory requirements. Successful malpractice claims brought against the physician groups, the managed IPAs and physician members could have a material adverse effect on us. In certain of our Florida clinics and Georgia clinics, we directly employ physicians. These employment relationships increase the risk of malpractice liability and increase scrutiny under health care regulations and laws.

ANTI-TAKEOVER PROVISIONS COULD PREVENT AN ACQUISITION OF OUR COMPANY.

         We are authorized to issue up to 10,000,000 shares of preferred stock. The Board of Directors determines the rights of the preferred stock. In February 1994, the Board of Directors approved the adoption of a Shareholder Rights Plan. The Shareholder Rights Plan is meant to encourage potential acquirers of PhyCor to negotiate with the Board of Directors instead of making coercive, discriminatory and unfair proposals. Our stock incentive plans allow the acceleration of the vesting of options if there is a change of control. Our Charter classifies our Board of Directors into three classes. Each class of directors serves staggered terms of three years. The executive officers' employment agreements provide that they are compensated after termination, in some cases for 24 months, following a change in control. Most of the physician groups can terminate their service agreements if there is a change of control that was not approved by the Board. A change of control without the bank's consent also is a default under the bank credit facility. All of these factors may discourage or make it more difficult for there to be a change of control.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See Item 7. "Management's Discussion and Analysis of Results of Operations and Financial Condition. Liquidity and Capital Resources - Market Risks Associated With Financial Instruments."

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          PHYCOR, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996

                   (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                          PHYCOR, INC. AND SUBSIDIARIES

                          Index to Financial Statements

                                                                        PAGE

Independent Auditors' Report                                              46

Consolidated Balance Sheets                                               47

Consolidated Statements of Operations                                     48

Consolidated Statements of Shareholders' Equity                           49

Consolidated Statements of Cash Flows                                     50

Notes to Consolidated Financial Statements                                51

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
PhyCor, Inc.:

We have audited the consolidated balance sheets of PhyCor, Inc. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PhyCor, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                                          /s/ KPMG LLP



Nashville, Tennessee
February 23, 1999, except for
Notes 10 and 17, which are as of
March 17, 1999

                          PHYCOR, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1998 and 1997
                    (All amounts are expressed in thousands)

                                                                                  1998               1997
                                                                              -----------          ---------
                ASSETS
Current assets:
    Cash and cash equivalents                                                 $    74,314             38,160
    Accounts receivable, less allowances of $230,785 in 1998
      and $208,534 in 1997                                                        378,732            391,668
    Inventories                                                                    19,852             18,578
    Prepaid expenses and other current assets                                      55,988             44,921
    Assets held for sale                                                           41,225              3,237
                                                                              -----------          ---------
                 Total current assets                                             570,111            496,564

Property and equipment, net                                                       241,824            235,685
Intangible assets, net                                                            981,537            807,726
Other assets                                                                       53,067             22,801
                                                                              -----------          ---------
                 Total assets                                                 $ 1,846,539          1,562,776
                                                                              ===========          =========

    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current installments of long-term debt                                    $     4,810              1,144
    Current installments of obligations under capital leases                        5,687              3,564
    Accounts payable                                                               50,972             34,622
    Due to physician groups                                                        51,941             50,676
    Purchase price payable                                                         73,736            114,971
    Salaries and benefits payable                                                  37,077             37,141
    Incurred but not reported claims payable                                       59,333             12,832
    Other accrued expenses and current liabilities                                 98,701             38,313
                                                                              -----------          ---------
                 Total current liabilities                                        382,257            293,263

Long-term debt, excluding current installments                                    388,644            210,893
Obligations under capital leases, excluding current installments                    6,018              5,093
Purchase price payable                                                              8,967             23,545
Deferred tax credits and other liabilities                                          8,663             57,918
Convertible subordinated notes payable to physician groups                         47,580             61,576
Convertible subordinated debentures                                               200,000            200,000
                                                                              -----------          ---------
                 Total liabilities                                              1,042,129            852,288
                                                                              -----------          ---------

Shareholders' equity:
    Preferred stock, no par value, 10,000  shares authorized                           --                 --
    Common stock, no par value; 250,000 shares authorized; issued and
      outstanding 75,824 shares in 1998 and 64,530 shares in 1997                 850,657            645,288
    Retained earnings (deficit)                                                   (46,247)            65,200
                                                                              -----------          ---------
                 Total shareholders' equity                                       804,410            710,488
                                                                              -----------          ---------

Commitments, contingencies and subsequent event
                 Total liabilities and shareholders' equity                   $ 1,846,539          1,562,776
                                                                              ===========          =========


See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years ended December 31, 1998, 1997 and 1996
    (All amounts are expressed in thousands, except for earnings per share)

                                                                       1998                1997              1996
                                                                   -----------          ----------          --------
Net revenue                                                        $ 1,512,499           1,119,594           766,325

Operating expenses:
    Cost of provider services                                          134,302                  --                --
    Salaries, wages and benefits                                       513,646             421,716           291,361
    Supplies                                                           227,440             181,565           119,081
    Purchased medical services                                          37,774              31,171            21,330
    Other expenses                                                     218,359             171,480           125,947
    General corporate expenses                                          29,698              26,360            21,115
    Rents and lease expense                                            126,453             100,170            65,577
    Depreciation and amortization                                       90,238              62,522            40,182
    Provision for asset revaluation and clinic
       restructuring                                                   224,900              83,445                --
    Merger expenses                                                     14,196                  --                --
                                                                   -----------          ----------          --------
                  Net operating expenses                             1,617,006           1,078,429           684,593
                                                                   -----------          ----------          --------
Earnings (loss) from operations                                       (104,507)             41,165            81,732

Other (income) expense:
    Interest income                                                     (3,032)             (3,323)           (3,867)
    Interest expense                                                    36,266              23,507            15,981
                                                                   -----------          ----------          --------
                  Earnings (loss) before income taxes and
                    minority interest                                 (137,741)             20,981            69,618

Income tax expense (benefit)                                           (39,890)              6,098            22,775
Minority interest in earnings of consolidated partnerships              13,596              11,674            10,463
                                                                   -----------          ----------          --------
                  Net earnings (loss)                              $  (111,447)              3,209            36,380
                                                                   ===========          ==========          ========

Earnings (loss) per share:
    Basic                                                          $     (1.55)               0.05              0.67
    Diluted                                                              (1.55)               0.05              0.60
                                                                   ===========          ==========          ========

Weighted average number of shares and dilutive share
  equivalents outstanding:
       Basic                                                            71,822              62,899            54,608
       Diluted                                                          71,822              66,934            61,096
                                                                   ===========          ==========          ========


See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity

                  Years ended December 31, 1998, 1997 and 1996
                    (All amounts are expressed in thousands)

                                                     COMMON STOCK                    RETAINED
                                                         SHARES         AMOUNT       EARNINGS       TOTAL
                                                         -------      ---------      --------      --------
Balances at December 31, 1995                             53,399      $ 363,211        25,611       388,822

    Issuance of common stock and warrants, net of
      placement commissions and offering
      expenses totaling $192                                 261         10,312            --        10,312

    Conversion of subordinated notes payable
      to common stock                                        859         11,450            --        11,450

    Stock options exercised and related tax benefits         312          4,739            --         4,739

    Net earnings
                                                              --             --        36,380        36,380
                                                         -------      ---------      --------      --------
Balances at December 31, 1996                             54,831        389,712        61,991       451,703

    Issuance of common stock and warrants, net of
      placement commissions and offering
      expenses totaling $8,957                             8,109        232,422            --       232,422

    Conversion of subordinated notes payable
      to common stock                                      1,046         14,816            --        14,816

    Stock options exercised and related tax benefits         544          8,338            --         8,338

    Net earnings
                                                              --             --         3,209         3,209
                                                         -------      ---------      --------      --------
Balances at December 31, 1997                             64,530        645,288        65,200       710,488

    Issuance of common stock and warrants, net of
      placement commissions and offering
      expenses totaling $140                              12,663        204,286            --       204,286

    Repurchase of common stock                            (2,628)       (12,590)           --       (12,590)

    Conversion of subordinated notes payable
      to common stock                                        209          2,000            --         2,000

    Stock options exercised and related tax benefits       1,050         11,673            --        11,673

    Net loss
                                                              --             --      (111,447)     (111,447)
                                                         -------      ---------      --------      --------
Balances at December 31, 1998                             75,824      $ 850,657       (46,247)      804,410
                                                         =======      =========      ========      ========


See accompanying notes to consolidated financial statements.

                         PHYCOR, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                  Years ended December 31, 1998, 1997 and 1996
                    (All amounts are expressed in thousands)

                                                                                  1998          1997          1996
                                                                                ---------      --------      --------
Cash flows from operating activities:
    Net earnings (loss)                                                         $(111,447)        3,209        36,380
    Adjustments to reconcile net earnings (loss) to
      net cash provided by operating activities:
        Depreciation and amortization                                              90,238        62,522        40,182
        Deferred income taxes                                                     (43,011)       (9,677)        9,616
        Minority interests                                                         13,596        11,674        10,463
        Provision for asset revaluation and clinic restructuring                  224,900        83,445            --
        Merger expenses                                                            14,196            --            --
        Increase (decrease) in cash, net of effects of acquisitions, due to changes in:
             Accounts receivable, net                                                (777)      (28,920)      (36,376)
             Inventories                                                             (865)       (1,929)       (1,880)
             Prepaid expenses and other current assets                             (9,620)          137       (16,481)
             Accounts payable                                                      (2,356)        2,211        (3,291)
             Due to physician groups                                               (1,365)       10,396        13,489
             Incurred but not reported claims payable                                (535)        1,448         1,785
             Other accrued expenses and current liabilities                       (11,766)      (18,468)       21,221
                                                                                ---------      --------      --------
                Net cash provided by operating activities                         161,188       116,048        75,108
                                                                                ---------      --------      --------
Cash flows from investing activities:
    Payments for acquisitions, net                                               (185,743)     (299,191)     (252,270)
    Purchase of property and equipment                                            (67,612)      (66,486)      (50,053)
    Payments to acquire other assets                                              (17,914)      (12,711)       (4,719)
                                                                                ---------      --------      --------
                Net cash used by investing activities                            (271,269)     (378,388)     (307,042)
                                                                                ---------      --------      --------
Cash flows from financing activities:
    Net proceeds from issuance of stock and warrants                               18,591       226,458         4,975
    Net proceeds from issuance of convertible debentures                               --            --       194,395
    Repurchase of common stock                                                    (12,590)           --            --
    Proceeds from long-term borrowings                                            173,000       295,000       161,000
    Repayment of long-term borrowings                                             (16,156)     (235,972)     (104,546)
    Repayment of obligations under capital leases                                  (6,139)       (4,088)       (1,811)
    Distributions of minority interests                                           (10,130)      (11,107)      (10,291)
    Loan costs incurred                                                              (341)         (321)          (85)
                                                                                ---------      --------      --------
                Net cash provided by financing activities                         146,235       269,970       243,637
                                                                                ---------      --------      --------
Net increase in cash and cash equivalents                                          36,154         7,630        11,703

Cash and cash equivalents - beginning of year                                      38,160        30,530        18,827
                                                                                ---------      --------      --------
Cash and cash equivalents  - end of year                                        $  74,314        38,160        30,530
                                                                                =========      ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid (received) during the year for:
      Interest                                                                  $  34,792        23,005        13,745
      Income taxes, net of refunds                                                (14,510)       18,314        13,991
                                                                                =========      ========      ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
    Effects of acquisitions, net:
      Assets acquired, net of cash                                              $ 377,649       450,872       384,807
      Liabilities paid (assumed), net of deferred purchase price payments          25,583      (131,681)      (89,326)
      Issuance of convertible subordinated notes payable                           (8,317)      (11,286)      (36,084)
      Issuance of common stock and warrants                                      (193,057)       (8,714)       (7,127)
      Cash received from disposition of clinic assets                             (16,115)           --            --
                                                                                ---------      --------      --------
             Payments for acquisitions, net                                     $ 185,743       299,191       252,270
                                                                                =========      ========      ========
Capital lease obligations incurred to acquire equipment                         $     808           555           471
Conversion of subordinated notes payable to common stock                            2,000        14,816        11,450
                                                                                =========      ========      ========


See accompanying notes to consolidated financial statements.

                         PHYCOR, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996



(1)    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

       (a)    DESCRIPTION OF BUSINESS

              PhyCor, Inc. (the Company) is a medical network management company that operates multi-specialty medical clinics, develops and manages independent practice associations (IPAs) and provides health care decision-support services, including demand management and disease management services, to managed care organizations, health care providers, employers and other group associations. In connection with our multi-specialty clinic operations, the Company manages and operates two hospitals and four HMOs. PhyCor's strategy is to organize physicians into professionally managed networks that assist physicians in assuming increased responsibility for delivering cost-effective medical care while attaining high-quality clinical outcomes and patient satisfaction. The Company, through wholly-owned subsidiaries, acquires certain assets of and operates clinics under long-term service agreements with affiliated physician groups that practice exclusively through such clinics. The Company provides administrative and technical support for professional services rendered by the physician groups under service agreements. Under most service agreements, the Company is reimbursed for all clinic expenses, as defined in the agreement, and participates at varying levels in the excess of net clinic revenue over clinic expenses. As of December 31, 1998, the Company operated 56 clinics with 3,693 physicians in 27 states.

              The Company also manages IPAs which are networks of independent physicians. Fees earned from managing the IPAs are based upon a percentage of revenue collected by the IPAs and also upon a share of surplus, if any, of capitated revenue of the IPAs. At December 31, 1998, these IPAs included approximately 22,900 physicians in 35 markets. Our affiliated physicians provided capitated medical services to approximately 1,643,000 members, including approximately 304,000 Medicare and Medicaid members. The Company provides health care decision-support services to approximately
              2.2 million individuals within the United States and 500,000 additional individuals under foreign country license arrangements.

       (b)    PRINCIPLES OF CONSOLIDATION

              The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries, partnerships and other entities in which the Company has more than a 50% ownership interest or exercises control. All significant intercompany balances and transactions are eliminated in consolidation. The Company does not consolidate the physician practices it manages as it does not have operating control as defined in EITF 97-2, "Application of APB Opinion No. 16 and FASB Statement No. 94 to Physician Practice Entities." Physician practices which are owned and operated by the Company are consolidated.





                                                                     (Continued)

                         PHYCOR, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


       (c)    CASH AND CASH EQUIVALENTS

              The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents as of December 31, 1998 include approximately $22,480,000 of consolidated partnership cash. These balances may only be used for the operations of the respective partnerships.

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

       (e)    INVENTORIES

              Inventories are comprised primarily of medical supplies, medications and other materials used in the delivery of health care services by the physician groups at the Company's clinics and hospitals. The Company values inventories at the lower of cost or market with cost determined using the first-in, first-out (FIFO) method.

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

       (g)    INTANGIBLE ASSETS

              CLINIC SERVICE AGREEMENTS

              Costs of obtaining clinic service agreements are amortized using the straight-line method over the periods during which the agreements are effective, up to a maximum of twenty-five years. Clinic service agreements represent the exclusive right to operate the Company's clinics in affiliation with the related physician groups during the term of the agreements. In the event of termination of a service agreement, the related physician group is obligated to purchase all clinic assets, including the unamortized portion of intangible assets, generally at the current net book value.





                                                                     (Continued)

                         PHYCOR, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


              EXCESS OF COST OF ACQUIRED ASSETS OVER FAIR VALUE

              Excess of cost of acquired assets over fair value (goodwill) is amortized using the straight-line method over a period not to exceed twenty-five years.

              OTHER INTANGIBLE ASSETS

              Other intangible assets include costs associated with obtaining long-term financing which are being amortized systematically over the terms of the related debt agreements and franchise rights which are being amortized over fifteen years.

              AMORTIZATION AND RECOVERABILITY

              Effective April 1, 1998, the Company changed its policy with respect to amortization of intangible assets. All existing and future intangible assets will be amortized over a period not to exceed 25 years from the inception of the respective intangible assets. Had the Company adopted this policy at the beginning of 1997, amortization expense would have increased and diluted earnings per share would have decreased by approximately $11.2 million and $0.10, respectively, for the year. On the same basis, for the first quarter of 1998, amortization expense would have increased by approximately $3.3 million, resulting in a decrease in diluted earnings per share of $0.03. Amortization of intangibles amounted to $38,034,000, $23,865,000, and $15,150,000 for 1998, 1997 and 1996, respectively.

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





                                                                     (Continued)

                         PHYCOR, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


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

       (j)    FINANCIAL INSTRUMENTS

              In 1997, the Company entered into an interest rate swap agreement to reduce the exposure to fluctuating interest rates with respect to $100,000,000 of its bank credit facility. During 1998, the Company amended the previous interest rate swap agreement and entered into additional swap agreements. At December 31, 1998, notional amounts under interest rate swap agreements totaled $210.2 million. Fixed interest rates range from 5.14% to 5.78% relative to the one month or three month floating LIBOR. Up to an additional $15.8 million may be fixed at 5.28% as additional amounts are drawn under the synthetic lease facility prior to April 28, 2000. The swap agreements mature at various dates from July 2003 to April 2005. The lender may elect to terminate the agreement covering $100 million beginning September 2000 and an additional $100 million beginning October 2000. These agreements are accounted for on the accrual method. Gains and losses resulting from these instruments are recognized in the same period as the related interest expense. Gains and losses are included in interest expense. The Company does not use interest rate swap agreements or other derivative financial instruments for speculative or trading purposes.

              The FASB has issued Statement of Financial Accounting Standards
              (SFAS) No. 133., Accounting for Derivative Instruments and Hedging Activities, which the Company will be required to adopt in the first quarter of 2000. Adoption of SFAS No. 133 will require the Company to mark certain of its interest rate swap agreements to market due to lender optionality features included in those swap agreements. Had the Company adopted SFAS No. 133 as of December 31, 1998, the Company estimates it would have recorded a non-cash charge to earnings of 7.3 million.

       (k)    STOCK OPTION PLANS

              The Company accounts for its compensation and stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. In accordance with SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), the Company provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and subsequent years as if the fair-value-based method defined in SFAS No. 123 had been applied.





                                                                     (Continued)

                         PHYCOR, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


       (l)    EARNINGS PER SHARE

              Basic earnings per share is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted earnings per share reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period.

       (m)    COMPREHENSIVE INCOME

              Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Comprehensive income generally includes all changes in equity during a period except those resulting from investments by shareholders and distributions to shareholders. Net income was the same as comprehensive income for 1998, 1997 and 1996.

       (n)    USE OF ESTIMATES

              Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

       (o)    RECLASSIFICATIONS

              Certain prior year amounts have been reclassified to conform to the 1998 presentation.

(2)    NET REVENUE

       Net revenue of the Company is comprised of net clinic service agreement revenue, IPA management revenue, net hospital revenues and other operating revenues. Clinic service agreement revenue is equal to the net revenue of the clinics, less amounts retained by physician groups. Net clinic revenue recorded by the physician groups and net hospital revenue are recorded at established rates reduced by provisions for doubtful accounts and contractual adjustments. Contractual adjustments arise as a result of the terms of certain reimbursement and managed care contracts. Such adjustments represent the difference between charges at established rates and estimated recoverable amounts and are recognized in the period the services are rendered. Any differences between estimated contractual adjustments and actual final settlements under reimbursements contracts are recognized as contractual adjustments in the year final settlements are determined. With the exception of the Company's wholly-owned subsidiary, PrimeCare International, Inc. (PrimeCare) and certain clinics acquired as part of the First Physician Care, Inc. ("FPC") acquisition, the physician groups, rather than the Company, enter into managed care contracts. Through calculation of its service fees, the Company shares indirectly in any capitation risk assumed by its affiliated physician groups.






                                                                     (Continued)

                         PHYCOR, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


       IPA management revenue is equal to the difference between the amount of capitation and risk pool payments payable to the IPAs managed by the Company less amounts retained by the IPAs. The Company has not historically been a party to capitated contracts entered into by the IPAs, but is exposed to losses to the extent of its share of deficits, if any, of the capitated revenue of the IPAs. Through the PrimeCare and The Morgan Health Group, Inc. (MHG) acquisitions, the Company became a party to certain managed care contracts. Accordingly, the cost of provider services for the PrimeCare and MHG contracts is not included as a deduction to net revenue of the Company but is reported as an operating expense.

       The following represent amounts included in the determination of net revenue (in thousands):

                                                                  1998          1997          1996
                                                               ----------     ---------     ---------

       Gross physician group, hospital and other revenue       $3,498,668     2,849,646     1,928,045
       Less:
           Provisions for doubtful accounts and
              contractual adjustments                           1,415,933     1,090,329       699,186
                                                               ----------     ---------     ---------
                Net physician group, hospital and other
                     revenue                                    2,082,735     1,759,317     1,228,859

       IPA revenue                                                773,089       411,912       255,181
                                                               ----------     ---------     ---------

                Net physician group, hospital and IPA
                     revenue                                    2,855,824     2,171,229     1,484,040

       Less amounts retained by physician groups and IPAs:
                Physician groups                                  714,081       634,983       459,179
                Clinic technical employee compensation             94,906        74,715        50,395
                IPAs                                              534,338       341,937       208,141
                                                               ----------     ---------     ---------
                Net revenue                                    $1,512,499     1,119,594       766,325
                                                               ==========     =========     =========

       The Company derives most of its net revenue from 56 physician groups located in 27 states with which it has service agreements at December 31, 1998. The Company's affiliated physician groups derived approximately 26%, 27% and 24% of their net revenues from services provided under the Medicare program for the years ended December 31, 1998, 1997 and 1996, respectively. Other than the Medicare program, the physician groups have no customers which represent more than 10% of aggregate net clinic revenue for the years ended December 31, 1998, 1997 and 1996 or 5% of accounts receivables at December 31, 1998 and 1997.





                                                                     (Continued)

                         PHYCOR, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


(3)    ACQUISITIONS

       (a)    MULTI-SPECIALTY MEDICAL CLINICS

              During 1998, 1997 and 1996, the Company, through wholly-owned subsidiaries, acquired certain operating assets of the following clinics:

                CLINIC                                   EFFECTIVE DATE              LOCATION
                ------                                   --------------              ---------
              1998:
                Grove Hill Medical Center                March 1, 1998         New Britain, Connecticut
                Huntington Medical Group                 October 1, 1998       Huntington, New York

              1997:

                Vancouver Clinic                         January 1, 1997       Vancouver, Washington
                First Physicians Medical Group           February 1, 1997      Palm Springs, California
                St. Petersburg-Suncoast
                    Medical Group                        February 28, 1997     St. Petersburg, Florida
                Greater Chesapeake Medical Group (i)     May 1, 1997           Annapolis, Maryland
                Welborn Clinic                           June 1, 1997          Evansville, Indiana
                White-Wilson Medical Center              July 1, 1997          Ft. Walton Beach, Florida
                Maui Medical Group                       September 1, 1997     Maui, Hawaii
                Murfreesboro Medical Clinic              October 1, 1997       Murfreesboro, Tennessee
                West Florida Medical Center Clinic       October 1, 1997       Pensacola, Florida
                Northern California Medical
                    Association                          December 1, 1997      Santa Rosa, California
                Lakeview Medical Center (ii)             December 1, 1997      Suffolk, Virginia




                                                                     (Continued)

                         PHYCOR, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


              1996:
                Arizona Physicians Center (iii)     January 1, 1996      Phoenix, Arizona
                Clinics of North Texas              March 1, 1996        Wichita Falls, Texas
                Carolina Primary Care (iv)          May 1, 1996          Columbia, South Carolina
                Harbin Clinic                       May 1, 1996          Rome, Georgia
                Focus Health Services               July 1, 1996         Denver, Colorado
                Clark-Holder Clinic                 July 1, 1996         LaGrange, Georgia
                Medical Arts Clinic                 August 1, 1996       Minot, North Dakota
                Wilmington Health Associates        August 1, 1996       Wilmington, North Carolina
                Gulf Coast Medical Group (v)        August 1, 1996       Galveston, Texas
                Hattiesburg Clinic                  October 1, 1996      Hattiesburg, Mississippi
                Straub Clinic & Hospital (vi)       October 1, 1996      Honolulu, Hawaii
                Toledo Clinic                       November 1, 1996     Toledo, Ohio
                Lewis-Gale Clinic                   November 1, 1996     Roanoke, Virginia

              (i) Certain assets associated with Greater Chesapeake Medical Group were disposed of in the fourth quarter of 1998.

              (ii) Lakeview Medical Center was operated under a management agreement during December 1997. Effective January 1, 1998, the Company completed the purchase of certain clinic operating assets and entered into a long-term service agreement with the affiliated physician group.

              (iii) Certain assets associated with Arizona Physicians Center were disposed of in the second quarter of 1998.

              (iv) Certain assets associated with Carolina Primary Care were disposed of in the third quarter of 1998.

              (v) Certain assets associated with Gulf Cost Medical Group were disposed of in the first quarter of 1999.

              (vi) Straub Clinic & Hospital (Straub) was operated under an administrative service agreement effective October 1, 1996. The Company completed its merger and entered into a long-term service agreement with Straub effective January 17, 1997.

              In addition, the Company acquired certain operating assets of various individual physician practices and single specialty groups which were merged into clinics already operated by the Company.





                                                                     (Continued)

                         PHYCOR, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


              The Company acquires operating assets and liabilities in exchange for cash, convertible debentures, common stock or a combination thereof. Such consideration for the above clinic acquisitions and single specialty mergers was $152,344,000 for 1998, $430,757,000 for 1997, and $357,458,000 for 1996. The acquisitions were accounted for as purchases, and the accompanying consolidated financial statements include the results of their operations from the dates of their respective acquisitions. Simultaneous with each acquisition, the Company entered into a long-term service agreement with the related clinic physician group. In conjunction with certain acquisitions, the Company is obligated at December 31, 1998 to make deferred payments to physician groups of which $73,736,000 are due on demand or within one year and $7,863,000, $841,000, and $263,000 are due in 2000, 2001, and 2002,
              respectively. Such payments are included in purchase price payable in the accompanying consolidated balance sheets.

       (b)    INDEPENDENT PRACTICE ASSOCIATIONS (IPAS)

              Effective January 1, 1995, the Company completed its merger with North American Medical Management, Inc. (NAMM), an operator and manager of IPAs. The Company made additional payments for the NAMM acquisition pursuant to an earn-out formula during 1996 and 1997 totaling $35.0 million. A final payment of $35 million was made in April 1998, of which $13.0 million was paid in shares of the Company's common stock. In July 1998, the Company acquired MHG, an Atlanta-based IPA, for approximately 500,000 shares of common stock and assumed liabilities for an aggregate purchase price of approximately $33.1 million (See note 13).

       (c)    PHYCOR MANAGEMENT CORPORATION (PMC)

              In June 1995, the Company purchased a minority interest of approximately 9% in PMC and managed PMC pursuant to a 10-year administrative services agreement. PMC developed and managed IPAs and provided other services to physician organizations. The Company acquired the remaining interests of PMC on March 31, 1998 for an aggregate purchase price of approximately $21.0 million paid in shares of the Company's common stock and integrated the operations of PMC into NAMM.

       (d)    PRIMECARE

              In May 1998, the Company acquired PrimeCare, a medical network management company serving southern California's Inland Empire area, in a purchase business combination for approximately 4.0 million shares of common stock, assumed liabilities and cash for an aggregate purchase price of approximately $170.0 million. PrimeCare's delivery network is comprised of an integrated campus, including the Desert Valley Medical Group, Desert Valley Hospital and Apple Valley Surgery Center, as well as the Inland Empire area IPA network.





                                                                     (Continued)

                         PHYCOR, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


       (e)    CAREWISE, INC. (CAREWISE)

              In July 1998, the Company acquired Seattle-based CareWise, a nationally recognized leader in the health care decision-support industry for approximately 3.1 million shares of common stock and assumed liabilities for an aggregate purchase price of approximately $67.5 million. The acquisition was accounted for as a purchase.

       (f)    FIRST PHYSICIAN CARE, INC. (FPC)

              In July 1998, the Company acquired Atlanta-based FPC, a privately-held physician practice management company that operated in six markets in Texas, Florida, Illinois, New York and Georgia, and provided practice management services to approximately 140 physicians. The acquisition was made for approximately 2.9 million shares of common stock and assumed liabilities for an aggregate purchase price of approximately $60.4 million, and was accounted for as a purchase. During the fourth quarter of 1998, the Company disposed of the assets associated with the New York market (See
              Note 13).

       (g)    PRO FORMA INFORMATION

              The unaudited consolidated pro forma net revenue, net loss and per share amounts of the Company assuming the PrimeCare, MHG, CareWise and FPC acquisitions had been consummated on January 1, 1997 are as follows (in thousands, except for loss per share):

                                                      1998                        1997
                                                   ----------                 ------------

              Net revenue                         $ 1,577,792                   1,286,509
              Net Loss                               (116,099)                    (12,261)
              Loss per share:
                   Basic                                (1.51)                       (.17)
                   Diluted                              (1.51)                       (.17)

              The consolidated statements of operations include the results of the above businesses from the dates of their respective acquisitions.





                                                                     (Continued)

                         PHYCOR, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


(4)    BUSINESS SEGMENTS

       The Company has two reportable segments: physician clinics and IPAs. The physician clinics have been subdivided into multi-specialty and group formation clinics for purposes of disclosure. The Company derives its revenues primarily from operating multi-specialty medical clinics and managing IPAs (See Note 2). In addition the Company provides health care decision-support services and operates two hospitals which do not meet the quantitative thresholds for reportable segments.

       The accounting policies of the segments are the same as those described in the summary of significant accounting polices. The Company evaluates performance based on earnings from operations before asset revaluation and clinic restructuring charges, merger expenses, minority interest and income taxes. The following is a financial summary by business segment for the periods indicated (in thousands):


                                                             1998              1997            1996
                                                         -----------        ----------        --------
              Multi-specialty clinics:
                   Net revenue                           $ 1,139,616           933,081         636,183
                   Operating expenses(1)                   1,021,811           818,328         560,172
                   Interest income                            (1,282)           (1,534)         (1,920)
                   Interest expense                           73,451            58,693          30,302
                   Earnings before taxes and
                    minority interest(1)                      45,636            57,594          47,570
                   Depreciation and amortization              71,073            49,542          31,059
                   Segment Assets                          1,347,843         1,240,954         860,240


              Group formation clinics:
                   Net revenue                                98,377           122,429          83,102
                   Operating expenses(1)                      89,277           111,186          75,484
                   Interest (income) expense                    (198)               37              (8)
                   Interest expense                           11,915            12,163           6,665
                   Earnings (loss) before taxes and
                    minority interest(1)                      (2,617)             (957)            961
                   Depreciation and amortization               6,645             7,587           5,246
                   Segment Assets                             66,316           160,493         159,063

              IPAs:
                   Net revenue                               242,812            63,638          47,040
                   Operating expenses(1)                     209,625            40,048          29,438
                   Interest income                            (1,729)           (1,378)           (791)
                   Interest expense                            9,362             4,434           2,697
                   Earnings before taxes and
                    minority interest(1)                      11,958             8,860           5,233
                   Depreciation and amortization               8,963             3,021           1,929
                   Segment Assets                            299,641            92,527          61,685

              Corporate and other(2):
                   Net revenue                                31,694               446               0
                   Operating expenses(1)                      57,197            25,422          19,479
                   Interest (income) expense                     177              (448)         (1,148)
                   Interest expense (income)                 (58,462)          (51,783)        (23,683)
                   Earnings before taxes and
                    minority interest(1)                      32,782            27,255           5,391
                   Depreciation and amortization               3,557             2,372           1,948
                   Segment Assets                            132,739            68,802          37,593






                                                                     (Continued)

                         PHYCOR, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


       (1) Amounts exclude provision for asset revaluation and clinic restructuring and merger expenses.


       (2) This segment includes all real estate holdings as well as the results for CareWise and the hospitals managed by the Company.

(5)    PROPERTY AND EQUIPMENT

       Property and equipment at December 31, consists of the following (in thousands):

                                                                     1998          1997
                                                                   --------       -------

              Land and improvements                                $  6,661         6,018
              Buildings and leasehold improvements                   81,902        70,558
              Equipment                                             270,092       232,039
              Construction in progress                                7,134        13,318
                                                                   --------       -------
                                                                    365,789       321,933
              Less accumulated depreciation and amortization        123,965        86,248
                                                                   --------       -------
                       Property and equipment, net                 $241,824       235,685
                                                                   ========       =======

       At December 31, 1998 and 1997, equipment with a cost of approximately $17,523,000 and $20,080,000, and accumulated depreciation of approximately $8,039,000 and $8,215,000, respectively, was held under capital leases.

(6)    INTANGIBLE ASSETS

       Intangible assets at December 31, net of accumulated amortization, consist of the following (in thousands):

                                                                        1998          1997
                                                                      --------       -------

              Clinic service agreements                               $671,486       732,848
              Excess of cost of acquired assets over fair value        302,698        67,384
              Franchise rights                                           2,174         2,078
              Loan issuance costs                                        5,179         5,416
                                                                      --------       -------
                   Intangible assets, net                             $981,537       807,726
                                                                      ========       =======






                                                                     (Continued)

                         PHYCOR, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


(7)    FAIR VALUE OF FINANCIAL INSTRUMENTS

       As of December 31, 1998 and 1997, the fair value of the Company's cash and cash equivalents, accounts receivable, accounts payable, purchase price payable due to physician groups, and accrued expenses approximated their carrying value because of the short maturities of those financial instruments. The fair value of the Company's long-term debt also approximates its carrying value since the related notes bear interest at current market rates.

       The estimated fair value of the convertible subordinated notes payable to physician groups was approximately $27,119,000 and $65,218,000 as of December 31, 1998 and 1997, respectively. The carrying value of these notes was approximately $47,580,000 and $61,576,000 at December 31, 1998 and 1997, respectively. The estimated fair value of these convertible securities is based on the greater of their yield to maturity and quoted market prices for similar debt issues or the closing market value of the common shares into which they could have been converted at the respective balance sheet date. The estimated fair value of the Company's convertible subordinated debentures was $120,940,000 and $195,000,000 as of December 31, 1998 and 1997, respectively, compared to a carrying value of $200,000,000 in both periods. The estimated fair value of these convertible debentures is based on quoted market prices at these dates.

(8)    CONVERTIBLE SUBORDINATED NOTES PAYABLE TO PHYSICIAN GROUPS

       At December 31, 1998 and 1997, the Company had outstanding subordinated convertible notes payable to affiliated physician groups in the aggregate principal amount of approximately $47,580,000 and $61,576,000, respectively. These notes bear interest at rates of 5.86% to 7.0% and are convertible into shares of the Company's common stock at conversion prices ranging from $26.35 to $57.78 per share. A convertible subordinated note of $33,295,000 issued in connection with the Guthrie Clinic transaction will be convertible into approximately 903,000 shares of common stock upon the Company's acquisition of the clinic's assets prior to November 17, 2005. If the then current price of the common stock is less than the conversion price, PhyCor will pay the clinic the principal amount of the note. The remaining convertible notes may be converted into approximately 732,000 shares of common stock, with 162,000 shares convertible at December 31, 1998 and 570,000 shares convertible commencing on varying dates in 1999 through 2004 at the option of the holders.

(9)    CONVERTIBLE SUBORDINATED DEBENTURES

       During February 1996, the Company completed a public offering of $200,000,000 convertible subordinated debentures, which mature in 2003. Net proceeds from the offering were $194,395,000. The debentures were priced at par with a coupon rate of 4.5% and are convertible into the Company's common stock at $38.67 per share. From February 15, 1999 to maturity, the bonds may be redeemed at prices decreasing from 102.572% of face value to 100% of face value.





                                                                     (Continued)

                         PHYCOR, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


(10)   LONG-TERM DEBT

       Long-term debt at December 31, consists of the following (in thousands):

                                                                                1998          1997
                                                                              --------       -------
              Bank credit facility, bearing interest at a weighted
                   average rate of 6.18% at December 31, 1998                 $377,000       204,000
              Mortgages payable, bearing interest at rates ranging from
                   8.25% to 10.5%, secured by land, building, and
                   certain equipment                                             8,537         3,704
              Other notes payable                                                7,917         4,333
                                                                              --------       -------
                       Total long-term debt                                    393,454       212,037

              Less current installments                                          4,810         1,144
                                                                              --------       -------
              Long-term debt, excluding current installments                  $388,644       210,893
                                                                              ========       =======

       The Company modified its bank credit facility (Bank Credit Facility) in April and September 1998 and March 1999. The Company's Bank Credit Facility, as amended, provides for a five-year, $500.0 million revolving line of credit for use by the Company prior to April 2003 for acquisitions, working capital, capital expenditures and general corporate purposes. The total drawn cost under the Bank Credit Facility during 1998 was either (i) the applicable eurodollar rate plus .50% to 1.25% or (ii) the agent's base rate plus .25% to .575% per annum. The total weighted average drawn cost of outstanding borrowings at December 31, 1998 was 6.18%. After amending the Bank Credit Facility March 15, 1999, total drawn cost is now either (i) the applicable eurodollar rate plus .625% to 1.50% or (ii) the agent's base rate plus .40% to .65% per annum.

       On October 17, 1997, the Company entered into an interest rate swap agreement to fix the interest rate on $100 million of debt at 5.85% relative to the three month floating LIBOR. This interest rate swap agreement was amended, effective October 17, 1998, to a fixed rate of 5.78% and a maturity date of July 2003 with the lender's option to terminate beginning October 2000. Effective September 9, 1998, the Company entered into an interest rate swap agreement to fix the interest rate on an additional $100 million of debt at 5.14% relative to the three month floating LIBOR. This swap agreement matures September 2003 with the lender's option to terminate beginning September 2000. Effective September 14, 1998, the Company entered into an interest rate swap agreement to fix the interest rate on up to $21 million of debt under the Company's synthetic lease facility through April 2000, of which approximately $5.2 million was outstanding at December 31, 1998, at 5.28% relative to the one month floating LIBOR. This swap agreement matures April 2005. Effective December 1, 1998, the Company entered into an interest rate swap agreement to fix the interest rate on $5 million of debt at 5.2425% relative to the one month floating LIBOR. This swap agreement matures April 2005. At December 31, 1998, notional amounts under interest rate swap agreements totaled approximately $210.2 million.





                                                                     (Continued)

                         PHYCOR, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


       The Company also entered into a $100 million synthetic lease facility (Synthetic Lease Facility) in April 1998. The Synthetic Lease Facility provides off balance sheet financing with an option to purchase the leased facilities at the end of the lease term and is expected to be used for, among other projects, the construction or acquisition of certain medical office buildings related to the Company's operations. The total drawn cost under the Synthetic Lease Facility during 1998 was .375% to 1.00% above the applicable eurodollar rate. At December 31, 1998, an aggregate of $19.1 million had been utilized under the Synthetic Lease Facility. In March 1999, the Company amended its Synthetic Lease Facility to $60 million and total drawn cost is now .50% to 1.25% above the applicable eurodollar rate.

       The Company's Bank Credit Facility and Synthetic Lease Facility contain covenants which, among other things, require the Company to maintain certain financial ratios and impose certain limitations or prohibitions on the Company with respect to (i) the incurring of certain indebtedness,
       (ii) the creation of security interests on the assets of the Company, and
       (iii) the payment of cash dividends on, and the redemption or repurchase of, securities of the Company, (iv) investments and (v) acquisitions. The Company is required to obtain bank consent for an acquisition with a purchase price of $25.0 million or more or purchases aggregating $150 million in any 12-month period.

       The aggregate maturities of long-term debt at December 31, 1998, are as follows (in thousands):

                     1999                                 $    4,810
                     2000                                      4,562
                     2001                                      2,307
                     2002                                        923
                     2003                                    377,883
                     Thereafter                                2,969
                                                           ---------
                                                           $ 393,454
                                                           =========


(11)   LEASES

       The Company has entered into operating leases for commercial property and equipment with affiliated physician groups and third parties. Commercial properties under operating leases include clinic buildings, satellite operations, and administrative facilities. Capital leases relating to equipment expire at various dates during the next five years.





                                                                     (Continued)

                         PHYCOR, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


       The future minimum lease payments under noncancelable operating leases net of sublease income and capital leases at December 31, 1998, are as follows (in thousands):

                                                                                  CAPITAL        NET OPERATING
                                                                                  LEASES             LEASES
                                                                                  -------            ------
              1999                                                                $ 6,650            11,845
              2000                                                                  3,965             8,655
              2001                                                                  1,488             7,407
              2002                                                                    663             6,908
              2003                                                                    174             5,591
              Thereafter                                                               12             6,470
                                                                                  -------            ------
              Total minimum lease payments                                         12,952            46,876
                                                                                                     ======
              Less amount representing interest (at rates ranging from
                   10% to 13%)                                                      1,247
                                                                                  -------
              Present value of net minimum capital lease payments                  11,705

              Less current installments of obligations under capital
                   leases                                                           5,687
                                                                                  -------
              Obligations under capital leases, excluding current
                   installments                                                   $ 6,018
                                                                                  =======

       Net payments under operating leases at December 31, 1998, include total commitments of $1,867,359,000 reduced by amounts to be reimbursed under clinic service agreements of $1,820,483,000. Payments due under operating leases include $1,417,889,000 payable to physician groups and their affiliates. Generally, in the event of a service agreement termination, any related lease obligations are also terminated.

(12)   SHAREHOLDERS' EQUITY

       (a)    COMMON STOCK

              In the first quarter of 1997, the Company completed a public offering of 7,295,000 shares of its common stock. Net proceeds from the offering were approximately $210.0 million.

              On May 17, 1996, the Company declared a three-for-two stock split to shareholders of record on May 31, 1996. All common share and per share data included in the accompanying consolidated financial statements and footnotes thereto have been restated to reflect the stock split.





                                                                     (Continued)

                         PHYCOR, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


              In September 1998, the Company adopted a common stock repurchase program whereby the Company may repurchase up to $50.0 million of its common stock. In October 1998, the Company announced the expansion of its common stock repurchase program into a securities repurchase program to include the Company's 4.5% convertible subordinated debentures and other securities, the economic terms of which are derived from the common stock and/or debentures. In conjunction with the securities repurchase program, the Company has repurchased approximately 2,628,000 shares of common stock for approximately $12,590,000.

       (b)    PREFERRED STOCK

              The Company has 10,000,000 shares of authorized but unissued preferred stock. The Company has reserved for issuance 500,000 shares of Series A Junior Participating Preferred Stock issuable in the event of certain change-in-control events.

       (c)    WARRANTS

              The following represents a summary of all warrants outstanding at December 31, 1998:

                                                                                                     EXERCISABLE
                                              EXPIRATION         NUMBER           EXERCISE         AT DECEMBER 31,
                        GRANT DATE               DATE           OF SHARES          PRICE                 1998
                 --------------------------------------------------------------------------------------------------
                 February 1992                   2002               2,188         $  4.74               2,188
                 June 1995                       2005             348,001           15.40             348,001
                 November 1995                   2003             387,967           25.78                  --
                 July 1996                       2002              67,835           44.23              67,835
                 February 1997                   2007             250,000           31.13                  --
                 May 1997                        2007             250,000           27.75                  --
                 August 1997                     2002              40,000           33.16                  --
                                                                ---------                             -------
                                                                1,345,991                             418,024
                                                                =========                             =======



                                                                     (Continued)

                         PHYCOR, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996



       (d)    1988 STOCK INCENTIVE PLAN AND DIRECTORS' STOCK PLAN

              The Company has two stock option plans. Under the Amended 1988 Incentive Stock Plan ("Incentive Plan"), the Company has reserved 17,000,000 shares of its common stock for issuance pursuant to option and stock grants to employees and directors. Under the Amended 1992 Directors Stock Plan ("Directors Plan"), 337,500 shares of common stock are reserved. Under both plans, stock options are granted with an exercise price equal to the estimated fair market value of the Company's common stock on the date of grant. Most options under the Incentive Plan have a term of ten years and become exercisable in installments over periods ranging up to five years. Options under the Directors Plan have a term of ten years and are exercisable when granted.

              In August 1998, the Company adopted an option exchange program available to all option holders, excluding the executive officers and the Board of Directors. Such eligible holders were given the opportunity to exchange options granted after October 1994 for new options with a renewed four year vesting schedule representing fewer shares at an exercise price of $7.91 per share. Options to purchase an aggregate of 3,964,000 shares were issued as a result of the exchange of 8,575,000 previously issued options, (91% of eligible options.)

              At December 31, 1998, there were approximately 2,005,000 and 87,000 additional shares available for grant under the Incentive Plan and the Directors Plan, respectively.

              The per share weighted-average fair value of stock options granted during 1998, 1997 and 1996 was $8.24, $15.18, and $16.97 on the
              date of grant using the Black Scholes option-pricing model with the following assumptions: an expected dividend yield of 0.0% for all years, expected volatility of 105% in 1998, and 56% in 1997 and 1996, risk-free interest rate ranging from 4.25% to 5.75% in 1998, 5.88% to 6.33% in 1997 and 5.25% to 6.63% in 1996, and an
              expected life of two to five years for 1998 and five years for 1997 and 1996.

              The Company applies APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net earnings (loss) and per share amounts would have been reduced to the pro forma amounts indicated below (in thousands except for earnings per share):

                                                                         1998             1997            1996
                                                                     ----------          --------        -------

                 Net earnings (loss)                As reported       $ (111,447)           3,209          36,380
                                                    Pro forma           (130,579)         (13,806)         30,133
                 Basic earnings (loss) per share    As reported            (1.55)            0.05            0.67
                                                    Pro forma              (1.82)           (0.22)           0.55
                 Diluted earnings (loss) per share  As reported            (1.55)            0.05            0.60
                                                    Pro forma              (1.82)           (0.22)           0.49






                                                                     (Continued)

                         PHYCOR, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


              Pro forma net earnings (loss) reflects only options granted beginning in 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings (loss) amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

              Stock option activity during the periods indicated is as follows (shares in thousands):

                                                                                          WEIGHTED-
                                                                      NUMBER OF            AVERAGE
                                                                       SHARES           EXERCISE PRICE
                                                                       ------           --------------
              Balance at December 31, 1995                              7,554             $   11.93
                   Granted                                              3,164                 30.55
                   Exercised                                             (297)                 5.25
                   Forfeited                                             (134)                19.49
                                                                      -------             ---------
              Balance at December 31, 1996                             10,287                 17.84
                   Granted                                              3,542                 27.81
                   Exercised                                             (544)                 6.14
                   Forfeited                                             (302)                22.91
                                                                      -------             ---------
              Balance at December 31, 1997                             12,983                 20.99
                   Granted                                              8,742                 12.68
                   Assumed in connection with acquisitions                776                  6.77
                   Exercised                                           (1,050)                 6.64
                   Forfeited                                           (3,426)                21.49
                   Exchanged                                           (4,611)                18.64
                                                                      -------             ---------
              Balance at December 31, 1998                             13,414             $   10.27
                                                                      =======             =========

              At December 31, 1998, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $0.75 - $30.75 and 8.06 years, respectively.

              At December 31, 1998, 1997 and 1996, the number of options exercisable was 6,366,000, 2,268,000, and 1,392,000, respectively, and the weighted-average exercise price of those options was $13.87, $7.02, and $5.23, respectively.





                                                                     (Continued)

                         PHYCOR, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


       (e)    STOCK PURCHASE PLANS

              The Company has reserved 843,750 common shares for issuance pursuant to its employee stock purchase plan. During 1998 and 1997, approximately 163,000 and 82,000 shares, respectively, were issued relative to the employee stock purchase plan. Shares issued under the employee stock purchase plan will generally be priced at the lower of 85% of the fair market value of the Company's common stock on the first or the last trading days of the plan year.

              The Company also established the 1996 Affiliate Stock Purchase Plan and has reserved 2,250,000 common shares for this plan. Eligible participants generally include physicians and other employees of medical clinics with which the Company has a management or service agreement and employees of limited liability companies and partnerships in which the Company has an equity interest of at least 50%. Shares issued under the plan to employees of limited liability companies and partnerships in which the Company has an equity interest of at least 50% are priced using a method similar to that of the employee stock purchase plan. Shares issued under the plan to other participants are priced equal to 95% of the market price on the purchase date. During 1998 and 1997, approximately 760,000 and 343,000 shares, respectively, were issued under this plan.

              Pro forma compensation expense included in the pro forma calculation above is recognized for the fair value of each stock purchase right estimated on the date of grant using the Black Scholes pricing model. The following assumptions were used for stock purchases: an expected dividend yield of 0.0% for all years, expected volatility of 105% in 1998 and 56% in 1997 and 1996, risk-free interest rate of 5.5% in 1998, 6.0% in 1997 and 6.25% in 1996, and an expected life of one year for all years.

       (f)    RECONCILIATION OF EARNINGS PER SHARE CALCULATION

              The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for net earnings (loss):

                                                               INCOME (LOSS)          SHARES           PER SHARE
                                                                (NUMERATOR)        (DENOMINATOR)        AMOUNT
                                                                -----------        -------------        ------
              FOR THE YEAR ENDED DECEMBER 31, 1998
              ------------------------------------
              BASIC EPS
              Loss attributable to common shareholders           $(111,447)            71,822         $  (1.55)
                                                                                                      ========
              EFFECT OF DILUTIVE SECURITIES
              Options                                                   --                 --
              Warrants                                                  --                 --
              Convertible Notes                                         --                 --
                                                                 ---------             ------
              DILUTED EPS
              Loss attributable to common shareholders           $(111,447)            71,822         $  (1.55)
                                                                 =========             ======         ========





                                                                     (Continued)

                         PHYCOR, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


                                                                  INCOME              SHARES           PER SHARE
                                                                (NUMERATOR)        (DENOMINATOR)        AMOUNT
                                                                -----------        -------------        ------
              FOR THE YEAR ENDED DECEMBER 31, 1997
              ------------------------------------
              BASIC EPS
              Income available to common shareholders            $   3,209             62,899         $   0.05
                                                                                                      ========
              EFFECT OF DILUTIVE SECURITIES
              Options                                                   --              2,353
              Warrants                                                  --                225
              Convertible Notes                                         --              1,457
                                                                 ---------             ------
              DILUTED EPS
              Income available to common shareholders            $   3,209             66,934         $   0.05
                                                                 =========             ======         ========

              FOR THE YEAR ENDED DECEMBER 31, 1996
              ------------------------------------
              BASIC EPS
              Income available to common shareholders            $  36,380             54,608         $   0.67
                                                                                                      ========
              EFFECT OF DILUTIVE SECURITIES
              -----------------------------
              Options                                                   --              4,520
              Warrants                                                  --                290
              Convertible Notes                                         --              1,678
                                                                 ---------             ------
              DILUTED EPS
              Income available to common shareholders            $  36,380             61,096         $   0.60
                                                                 =========             ======         ========

              Options and warrants to purchase 14,760,000 and 3,662,000 shares of common stock were outstanding at December 31, 1998 and 1997, respectively, but were not included in the computation of diluted EPS because the options' and warrants' exercise prices were greater than the average market price of the common shares and, in 1998, due to a loss for the year, resulting in the options and warrants being antidilutive. Antidilutive securities at December 31, 1998 also included 212,000 shares of common stock to be issued at future dates related to clinic acquisitions. Additionally, subordinated notes payable convertible into 1,636,000 and 1,057,000 shares at December 31, 1998 and 1997, respectively, were antidilutive. Interest paid on the convertible notes is offset by service agreement fees received by the Company of an equal amount.




                                                                     (Continued)

                         PHYCOR, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


(13)   ASSET REVALUATION AND CLINIC RESTRUCTURING

       In the fourth quarter of 1997, the Company recorded a pre-tax charge to earnings of $83.4 million related to the revaluation of assets of seven of the Company's multi-specialty clinics. Included in the seven clinics were three clinic operations the Company determined to dispose of because of a variety of negative operating and market-specific issues. The pre-tax charge to earnings included $29.2 million related to write down of assets to be disposed of to fair value less costs to sell. The Company completed the disposal of one of these clinics in March of 1998, a second in April 1998 and the third in July 1998. Amounts received upon the dispositions approximated the post-charge net carrying value of those assets. Clinic net assets to be disposed of included current assets, property and equipment, intangibles and other assets totaling $3,237,000 at December 31, 1997.

       In addition, the Company reviewed certain of its clinics, consistent with SFAS 121, when specific events occurred in the fourth quarter of 1997 that indicated that the four clinics included in the charge could be impaired (i.e. physician group declared bankruptcy, notifications of physician termination, etc.). The Company determined that an impairment had occurred and wrote down the associated clinic assets and service agreement intangibles to fair value determined by discounting future operating cash flows of the related physician groups. The pre-tax charge to earnings included $54.2 million related to the impairment of assets at these four clinics.

       Restructuring charges totaling $22.0 million were recorded in the first quarter of 1998 with respect to clinics that were being sold or restructured. These charges were comprised of facility and lease termination costs, severance costs and other exit costs in the amounts of $15,316,000, $4,611,000 and $2,073,000, respectively. During 1998, the
       Company paid approximately $3,033,000 in costs associated with facility and lease terminations, $2,690,000 in costs associated with severance and $1,398,000 in other exit costs. At December 31, 1998, accrued expenses payable included remaining reserves for clinics to be restructured and exit costs for disposed clinic operations of approximately $4,105,000, which included facility and lease termination costs, severance costs and other exit costs in the amounts of $740,000, $1,713,000 and $1,652,000, respectively. Remaining liabilities from the first quarter 1998 restructuring charge of approximately $10,774,000 were reversed against the third quarter 1998 asset revaluation charge as the Company determined to dispose of certain clinic operations that were originally anticipated to be restructured.




                                                                     (Continued)

                         PHYCOR, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


       In the third quarter of 1998, the Company recorded a net pre-tax asset revaluation charge of $92.5 million, which is comprised of a $103.3 million charge less the reversal of certain restructuring charges recorded in the first quarter of 1998. This third quarter charge related to deteriorating negative operating trends for three clinic operations which were included in the fourth quarter 1997 asset revaluation charge, and the corresponding decision to dispose of those assets. Amounts received upon the dispositions of net assets approximated the post-charge net carrying value. Additionally, this charge provided for the disposition of assets of another clinic, completed in the third quarter, not included in the fourth quarter 1997 asset revaluation charge, and the revaluation of assets at two other clinics that were being disposed of or restructured. The Company completed the disposal of one of these clinics in the fourth quarter, and amounts received upon the disposition approximated the post-charge net carrying value of those assets.

       In the fourth quarter of 1998, the Company recorded a pre-tax asset revaluation charge of $110.4 million. This charge related to adjustments of the carrying value of the Company's assets at two clinics as a result of agreements to sell certain assets associated with the related service agreements that are expected to be terminated, and an adjustment to recognize the decline in future cash flows from the acquired physician practice management company, FPC, pursuant to SFAS 121. Additionally, this charge provided for the write-off of goodwill recorded in connection with the MHG acquisition and the write down of certain assets to net realizable value and service agreement intangibles to fair value at another clinic.

       Clinic net assets to be disposed of totaled $41,225,000 at December 31, 1998, and consisted of current assets, property and equipment, intangibles and other assets from three clinics associated with the fourth quarter 1998 asset revaluation charge and one clinic included in the fourth quarter 1997 and third quarter 1998 asset revaluation charges. The Company expects to dispose of the assets and terminate the service agreements related to such clinics in 1999. Net revenue and pre-tax income (loss) from the clinics and IPA disposed of or to be disposed of totaled $175,408,000 and $(2,064,000), respectively, in 1998 and
       $186,296,000 and $1,507,000, respectively, in 1997.

(14)   MERGER EXPENSES

       The Company recorded a pre-tax charge to earnings of approximately $14.2 million in the first quarter of 1998 relating to the termination of its merger agreement with MedPartners, Inc. This charge represents the Company's share of investment banking, legal, travel, accounting and other expenses incurred during the merger negotiation process.





                                                                     (Continued)

                         PHYCOR, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


(15)   INCOME TAX EXPENSE

       Income tax expense for the years ended December 31, 1998, 1997 and 1996, consists of (in thousands):

                                 1998                1997               1996
                               --------             -------             ------
       Current:
            Federal            $    300              12,724             10,935
            State                 2,821               3,051              2,224
       Deferred:
            Federal             (42,124)            (10,391)             9,354
            State                  (887)                714                262
                               --------             -------             ------
                               $(39,890)              6,098             22,775
                               ========             =======             ======

       For federal income tax purposes, the Company receives a deduction arising from the exercise of non-qualified stock options equal to the difference between the fair market value at date of exercise and the exercise price. This tax benefit was recorded as a credit to common stock in the amount of $4,686,000, $5,464,000, and $2,940,000 in 1998, 1997 and 1996,
       respectively.

       Total income tax expense (benefit) differed from the amount computed by applying the U.S. federal income tax rate of 35 percent in 1998, 1997 and 1996 to earnings (loss) before income taxes as a result of the following (in thousands):

                                                                   1998               1997                1996
                                                                 --------             ------             -------

       Computed "expected" tax expense (benefit)                 $(52,968)             3,257              20,704
       Increase (reduction) in income taxes resulting
            from:
                State income taxes, net of federal
                     income tax benefit                             1,257              2,447               1,616
       Amortization of nondeductible goodwill                       4,103                791                 499
       Nondeductible goodwill written off                           8,582                 --                  --
       Other, net                                                    (864)              (397)                (44)
                                                                 --------             ------             -------
       Total income tax expense (benefit)                        $(39,890)             6,098              22,775
                                                                 ========             ======             =======






                                                                     (Continued)

                         PHYCOR, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are presented below (in thousands):

                                                                               1998           1997
                                                                             ---------        -------
              Deferred tax assets:
                   Reserves (including incurred but not reported
                       self-insurance claims)                                $  39,241        $ 9,289
                   Operating loss carryforwards                                 88,959          9,668
                   Cash to accrual adjustment                                   11,476         14,883
                   Other                                                         6,717          2,406
                                                                             ---------        -------
                             Total gross deferred tax asset                    146,393         36,246

              Valuation allowance                                               43,519         12,315
                                                                             ---------       --------
                             Net deferred tax assets                           102,874         23,931
                                                                             ---------       --------

              Deferred tax liabilities:
                   Plant and equipment, principally due to differences
                       in depreciation                                          14,430         10,398
                   Capital leases                                                4,339          3,672
                   Clinic service agreements                                    41,626         24,971
                   Prepaid expenses                                              1,634          2,033
                   Income from partnerships                                      3,336          4,889
                   Accounts receivable                                           2,853          3,811
                   Other                                                         1,910          1,397
                                                                             ---------       --------
                             Total gross deferred tax liabilities               70,128         51,171
                                                                             ---------       --------
                             Net deferred tax assets (liabilities)           $  32,746       $(27,240)
                                                                             =========       ========

       The significant components of the deferred tax expense as of December 31, 1998 and 1997 are as follows (in thousands):

                                                                               1998           1997
                                                                             ---------        -------
              Change in net deferred tax assets (liabilities)                $ (59,986)      $  9,966
              Deferred taxes of acquired entities                               16,975        (19,643)
                                                                             ---------       --------
              Deferred tax benefit                                           $ (43,011)      $ (9,677)
                                                                             =========       ========




                                                                     (Continued)

                         PHYCOR, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


       The net change in the total valuation allowance for the year ended December 31, 1998, which primarily relates to federal and state net operating loss carryforwards and expenses relating to the provision for asset revaluation and restructuring charges not expected to be deductible for state tax purposes, was an increase of $31,204,000. As of December 31, 1998, the Company had approximately 207,897,000 of federal and $352,633,000 of state net operating loss carryforwards which begin to expire in 2007. The utilization of these carryforwards is subject to the future level of taxable income of the Company and its applicable subsidiaries. However, the Company believes the full benefit of the deferred tax assets (net of valuation allowance) will be obtained based upon its evaluation of the Company's anticipated profitability over the period of years the operating loss carryforwards are available for utilization or that the other temporary differences are expected to become tax deductions. Regardless of the Company's expectations, there can be no assurance that the Company will generate any specific level of continuing earnings. Refundable federal and state income taxes totaled approximately $13,968,000 and $14,751,000 at December 31, 1998 and 1997,
       respectively.

       The Company has been the subject of an audit by the Internal Revenue Service (IRS) covering the years 1988 through 1993. The IRS has proposed adjustments relating to the timing of recognition for tax purposes of deductions relating to uncollectible accounts. PhyCor disagrees with the positions asserted by the IRS and is vigorously contesting these proposed adjustments. Most of the issues originally raised by the IRS as to revenues and deductions and the Company's relationship with affiliated physician groups have been resolved by the National Office of the IRS in favor of the Company and with respect to these issues, no additional taxes, penalties or interest are owed by the Company related to such claims. The IRS Appeals Office has raised another but similar issue concerning the recognition of income with respect to accounts receivable but it is unclear whether the IRS will pursue this similar issue. The Company is prepared to continue to vigorously contest any proposed adjustment on this similar issue. The Company believes that any adjustments resulting from resolution of this disagreement would not affect reported net earnings of PhyCor, but would defer tax benefits and change the levels of current and deferred tax assets and liabilities. For the years under audit, and potentially for subsequent years, any such adjustments could result in material cash payments by the Company. Any successful adjustment by the IRS would cause interest expense to be incurred. PhyCor does not believe the resolution of this matter will have a material adverse effect on its financial condition, although there can be no assurance as to the outcome of this matter. In addition, the IRS is in the process of examining the Company's 1994 and 1995 federal tax returns.

(16)   EMPLOYEE BENEFIT PLANS

       As of January 1, 1989, the Company adopted the PhyCor, Inc. Savings and Profit Sharing Plan. The Plan is a defined contribution plan covering most employees. Company contributions are based on specified percentages of employee compensation. The Company funds contributions as accrued. The plan expense for 1998, 1997 and 1996 amounted to $14,012,000, $10,245,000, and $7,803,000, respectively.

       In connection with certain of the Company's acquisitions, the Company adopted employee retirement plans previously sponsored solely by the physician groups. The Company has recognized as expense its required contributions to be made to the plans of approximately $7,632,000, $4,789,000, and $3,174,000 relative to its employees for 1998, 1997 and 1996, respectively.







                                                                     (Continued)

                         PHYCOR, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


(17)   COMMITMENTS AND CONTINGENCIES

       (a)    EMPLOYMENT AGREEMENTS

              The Company has entered into employment agreements with certain of its management employees, which include, among other terms, non-compete provisions and salary and benefits continuation.

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

              The Company is also committed to provide, under certain circumstances, advances to physician groups to principally finance the recruitment of new physicians. These advances will be repaid out of the physician groups' share of future clinic revenue. At December 31, 1998 and 1997, $2,883,000 and $4,038,000,
              respectively, of such advances were outstanding.






                                                                     (Continued)

                         PHYCOR, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


       (c)    LITIGATION

              The Company and certain of its current and former officers and directors have been named defendants in nine securities fraud class actions filed between September 8 and October 23, 1998. The factual allegations of the complaints in all nine actions are substantially identical and assert that during various periods between April 22, 1997 and September 22, 1998, the defendants issued false and misleading statements which materially misrepresented the earnings and financial condition of the Company and its clinic operations and misrepresented and failed to disclose various other matters concerning the Company's operations in order to conceal the alleged failure of the Company's business model. Plaintiffs further assert that the alleged misrepresentations caused the Company's securities to trade at inflated levels while the individual defendants sold shares of the Company's stock at such levels. In each of the nine actions, the plaintiff seeks to be certified as the representative of a class of all persons similarly situated who were allegedly damaged by the defendants' alleged violations during the "class period." Each of the actions seeks damages in an indeterminate amount, interest, attorneys' fees and equitable relief, including the imposition of a trust upon the profits from the individual defendants' trades. The federal court actions have been consolidated in the U.S. District Court for the Middle District of Tennessee. Defendants' motion to dismiss is pending before that court. The state court actions have been consolidated in Davidson County, Tennessee. The Company believes that it has meritorious defenses to all of the claims, and intends to vigorously defend against these actions. There can be no assurance, however, that such defenses will be successful or that the lawsuits will not have a material adverse effect on the Company. The Company's Restated Charter provides that the Company shall indemnify the officers and directors for any liability arising from these suits unless a final judgment establishes liability (a) for a breach of the duty of loyalty to the Company or its shareholders, (b) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law or (c) under Section 48-18-304 of the Tennessee Business Corporation Act.

              On January 23, 1999, the Company and Holt-Krock entered into a settlement agreement with Sparks to resolve their lawsuits and all related claims between the parties and certain former Holt-Krock physicians. As a result, Sparks is expected to acquire certain assets from PhyCor, offer employment to a substantial number of Holt-Krock physicians and enter into a long-term agreement whereby PhyCor will provide key physician practice management resources to Sparks. These transactions are expected to be completed on or before May 31, 1999, upon execution of definitive agreements. However, there can be no assurance that the transaction will be completed or that it will be completed on the terms described above.






                                                                     (Continued)

                         PHYCOR, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


              On February 2, 1999, the former majority shareholder in PrimeCare filed suit against the Company and certain of its current and former executive officers in United States District Court for the Central District of California. The complaint asserts fraudulent inducement relating to the PrimeCare acquisition and that the defendants issued false and misleading statements which materially misrepresented the earnings and financial condition of the Company and its clinic operations and misrepresented and failed to disclose various other matters concerning the Company's operations in order to conceal the alleged failure of the Company's business model. The Company believes that it has meritorious defenses to all of the class and intends to vigorously defend this suit, however, there can be no assurance that such litigation, if the Company is not successful, will not have a material adverse effect on the Company.

              On February 6, 1999, White-Wilson Medical Center filed suit against the PhyCor subsidiary with which it is a party to a service agreement in the United States District Court for the Northern District of Florida. White-Wilson is seeking a declaratory judgment regarding the enforceability of the fee arrangement in light of the Florida Board of Medicine opinion and OIG Advisory Opinion 98-4. Additionally, on March 17, 1999, the Clark-Holder Clinic filed suit against the PhyCor subsidiary with which it is a party to a service agreement in Georgia Superior Court for Troup County, Georgia similarly questioning the enforceability of the fee arrangement in light of OIG Advisory Opinion 98-4. The terms of the service agreements provide that the agreements shall be modified if the laws are changed, modified or interpreted in a way that requires a change in the agreements. PhyCor intends to vigorously defend these suits, however, there can be no assurance that such litigation, if the Company is not successful, will not have a material adverse effect on the Company.

              Certain litigation is pending against the physician groups affiliated with the Company and IPAs managed by the Company. The Company has not assumed any liability in connection with such litigation. Claims against the physician groups and IPAs could result in substantial damage awards to the claimants which may exceed applicable insurance coverage limits. While there can be no assurance that the physician groups and IPAs will be successful in any such litigation, the Company does not believe any such litigation will have a material adverse effect on the Company. Certain other litigation is pending against the Company and certain subsidiaries of the Company, none of which management believes would have a material adverse effect on the Company's financial position or results of operations.

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





                                                                     (Continued)

                         PHYCOR, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


       (e)    LETTERS OF CREDIT

              On behalf of certain of the Company's affiliated IPAs, the Company has been required to underwrite letters of credit to managed care payors to help ensure payment of health care costs for which the affiliated IPAs have assumed responsibility. As of December 31, 1998, letters of credit aggregating $7.0 million were outstanding under the credit facility for the benefit of managed care payors. The Company would ask reimbursement from an IPA if there was a draw on a letter of credit. No draws on any of these letters of credit have occurred to date.


       (f)    CONTINGENT CONSIDERATION

              In connection with the acquisition of clinic operating assets, the Company is contingently obligated to pay an estimated additional $63,000,000 in future years, depending on the achievement of certain financial and operational objectives by the related physician groups. Such liability, if any, will be recorded in the period in which the outcome of the contingencies become known. Any payment made will be recorded to clinic service agreements and will not immediately be charged to expense.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to the executive officers of the Company is set forth in the Company's Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 25, 1999 under the caption "Executive Compensation Executive Officers of the Company" and is incorporated herein by reference. Information with respect to the directors of the Company is set forth in the Company's Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 25, 1999 under the caption "Election of Directors" and is incorporated herein by reference. Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the Company's Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 25, 1999 under the caption "Compliance With Reporting Requirements of the Exchange Act" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to executive compensation is set forth in the Company's Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 25, 1999 under the caption "Executive Compensation" and is incorporated herein by reference, except that the Comparative Performance Graph and the Compensation Committee Report on Executive Compensation included in the Definitive Proxy Statement are expressly not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to the security ownership of certain beneficial owners and management is set forth in the Company's Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 25, 1999 under the caption "Voting Securities and Principal Holders Thereof" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions is set forth in the Company's Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 25, 1999 under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits

         (1)      Financial Statements: See Item 8 herein.

         (2)      Financial Statement Schedules:

                  Independent Auditors' Report                              S-1

                  Schedule II - Valuation and Qualifying Accounts           S-2

All other schedules are omitted, because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

         (3)      Exhibits:

EXHIBIT
NUMBER                DESCRIPTION OF EXHIBITS
------                -----------------------

   3.1        --      Amended Bylaws of the Registrant (1)
   3.2        --      Restated Charter of the Registrant (1)
   3.3        --      Amendment to Restated Charter of the Registrant (2)
   3.4        --      Amendment to Restated Charter of the Registrant (3)
   4.1        --      Form of 4.5% Convertible Subordinated Debenture due
                      2003(4)
   4.2        --      Form of Indenture by and between the Registrant and First
                      American National Bank, N.A. (4)
   10.1       --      Form of Amended and Restated Employment Agreements dated
                      August 1, 1997 entered into by each of Messrs. Hutts,
                      Reeves, Dent and Wright (5)
   10.2       --      Registrant's Amended 1988 Incentive Stock Plan (5)
   10.3       --      Registrant's Amended 1992 Non-Qualified Stock Option Plan
                      for Non-Employee Directors (5)
   10.4       --      Registrant's 1991 Amended Employee Stock Purchase Plan (6)
   10.5       --      Registrant's Savings and Profit Sharing Plan (6)
   10.6       --      $500,000,000 Second Amended and Restated Revolving Credit
                      Agreement dated as of April 2, 1998, among the Registrant, the Banks named therein and Citibank, N.A. (5)
   10.7       --      Amended and Restated Agreement of Merger, dated October 1,
                      1996, by and between the Registrant and Straub Clinic &
                      Hospital, Incorporated (7)
   10.8       --      Service Agreement, dated as of January 17, 1997, by and
                      between PhyCor of Hawaii, Inc. and
                      Straub Clinic & Hospital, Inc. (8)
   10.9       --      Supplemental Executive Retirement Plan (5)
   21         --      List of subsidiaries of the Registrant (9)
   23         --      Consent of KPMG LLP (9)
   27         --      Financial Data Schedule for fiscal year ended December 31,
                      1998 (for SEC use only) (9)
--------------------
(1) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, Commission No. 0-19786.
(2) Incorporated by referenced to exhibits filed with the Registrant's Registration Statement on Form S-3, Commission No. 33-93018.
(3) Incorporated by referenced to exhibits filed with the Registrant's Registration Statement on Form S-3, Commission No. 33-98528.
(4) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-3, Registration No. 333-328.
(5) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, Commission No. 0-19786.
(6) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, Commission No. 0-19786.
(7) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-4, Commission No. 333-15459.
(8) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, Commission No. 0-19786.
(9)      Filed herewith.

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

         (2)      Registrant's Amended 1988 Incentive Stock Plan (filed as
                  Exhibit 10.2)

         (3) Registrant's Amended 1992 Non-Qualified Stock Option Plan for Non-Employee Directors (filed as Exhibit 10.3)

         (4)      Supplemental Executive Retirement Plan (filed as Exhibit
                  10.9)

(b)      Reports on Form 8-K

         Not applicable.

(c)      Exhibits

         The response to this portion of Item 14 is submitted as a separate section of this report. See Item 14(a)(3)

(d)      Financial Statement Schedules

         The response to this portion of Item 14 is submitted as a separate section of this report. See Item 14(a)(2).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Nashville, State of Tennessee, on March 31, 1999.

                                       PHYCOR, INC.

                                       By: /s/ Joseph C. Hutts
                                           -------------------------------------
                                                  Joseph C. Hutts
                                               Chairman of the Board,
                                         President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ JOSEPH C. HUTTS                           Chairman of the Board, Chief Executive             March 30, 1999
------------------------------------          Officer (Principal Executive Officer) and
Joseph C. Hutts                               Director


/s/ THOMPSON S. DENT                          President, Chief Operating Officer and             March 30, 1999
------------------------------------          Director
Thompson S. Dent

/s/ DERRIL W. REEVES                          Vice Chairman, Executive Vice President,           March 30, 1999
------------------------------------          and Director
Derril W. Reeves

/s/ JOHN K. CRAWFORD                          Executive Vice President, Chief Financial          March 30, 1999
------------------------------------          Officer (Principal Financial and
John K. Crawford                              Accounting Officer) and Director

/s/ RONALD B. ASHWORTH                        Director                                           March 30, 1999
------------------------------------
Ronald B. Ashworth

/s/ SAM A. BROOKS, JR.                        Director                                           March 30, 1999
------------------------------------
Sam A. Brooks, Jr.

                                              Director                                           March   , 1999
------------------------------------
Winfield Dunn

                                              Director                                           March   , 1999
------------------------------------
C. Sage Givens

/s/ JOSEPH A. HILL, M.D.                      Director                                           March 30, 1999
------------------------------------
Joseph A. Hill, M.D.

/s/ JAMES A. MONCRIEF, M.D.                   Director                                           March 30, 1999
------------------------------------
James A. Moncrief, M.D.

/s/ KAY COLES JAMES                           Director                                           March 30, 1999
------------------------------------
Kay Coles James

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
PhyCor, Inc.:

Under date of February 23, 1999, except as to notes 10 and 17 which are as of March 17, 1999, we reported on the consolidated balance sheets of PhyCor, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in the 1998 annual report to shareholders. These consolidated financial statements and our report thereon are included in the Annual Report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                              /s/ KPMG LLP

Nashville, Tennessee
February 23, 1999

                          PHYCOR, INC. AND SUBSIDIARIES

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                                                 BEGINNING      ADDITIONS                                      ENDING
                                                  BALANCE        EXPENSE        DEDUCTIONS        OTHER(1)     BALANCE
                                                 --------       ---------       ----------        ------       -------
ALLOWANCE FOR DOUBTFUL ACCOUNTS AND
    CONTRACTUAL ADJUSTMENTS (IN THOUSANDS)
       December 31, 1996                         $ 82,205         699,186         (688,276)       41,441       134,556
                                                 ========       =========       ==========        ======       =======
       December 31, 1997                         $134,556       1,090,329       (1,050,164)       33,813       208,534
                                                 ========       =========       ==========        ======       =======
       December 31, 1998                         $208,534       1,419,501       (1,432,358)       35,108       230,785
                                                 ========       =========       ==========        ======       =======

(1) represents allowances of acquisitions
See accompanying independent auditors' report.

                                                   EXHIBIT INDEX

EXHIBIT
NUMBER                DESCRIPTION OF EXHIBITS
------                -----------------------

   3.1        --      Amended Bylaws of the Registrant (1)
   3.2        --      Restated Charter of the Registrant (1)
   3.3        --      Amendment to Restated Charter of the Registrant (2)
   3.4        --      Amendment to Restated Charter of the Registrant (3)
   4.1        --      Form of 4.5% Convertible Subordinated Debenture due
                      2003(4)
   4.2        --      Form of Indenture by and between the Registrant and First
                      American National Bank, N.A. (4)
   10.1       --      Form of Amended and Restated Employment Agreements dated
                      August 1, 1997 entered into by each of Messrs. Hutts,
                      Reeves, Dent and Wright (5)
   10.2       --      Registrant's Amended 1988 Incentive Stock Plan (5)
   10.3       --      Registrant's Amended 1992 Non-Qualified Stock Option Plan
                      for Non-Employee Directors (5)
   10.4       --      Registrant's 1991 Amended Employee Stock Purchase Plan (6)
   10.5       --      Registrant's Savings and Profit Sharing Plan (6)
   10.6       --      $500,000,000 Second Amended and Restated Revolving Credit
                      Agreement dated as of April 2, 1998, among the Registrant, the Banks named therein and Citibank, N.A. (5)
   10.7       --      Amended and Restated Agreement of Merger, dated October 1,
                      1996, by and between the Registrant and Straub Clinic &
                      Hospital, Incorporated (7)
   10.8       --      Service Agreement, dated as of January 17, 1997, by and
                      between PhyCor of Hawaii, Inc. and Straub Clinic &
                      Hospital, Inc. (7)
   10.9       --      Supplemental Executive Retirement Plan (5)
   21         --      List of subsidiaries of the Registrant (9)
   23         --      Consent of KPMG LLP (9)
   27.1       --      Financial Data Schedule for fiscal year ended December 31,
                      1998 (for SEC use only) (9)
--------------------
(1) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, Commission No. 0-19786.
(2) Incorporated by referenced to exhibits filed with the Registrant's Registration Statement on Form S-3, Commission No. 33-93018.
(3) Incorporated by referenced to exhibits filed with the Registrant's Registration Statement on Form S-3, Commission No. 33-98528.
(4) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-3, Registration No. 333-328.
(5) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, Commission No. 0-19786.
(6) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, Commission No. 0-19786.
(7) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-4, Commission No. 333-15459.
(8) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, Commission No. 0-19786.
(9)      Filed herewith.