Form 10-Q
period 1999-03-31
PHYCOR INC /TN/
filed 1999-05-17
CIK 881400

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1999.

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the Transition period from _____________ to _____________.

                         COMMISSION FILE NUMBER: 0-19786

                                  PHYCOR, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

               TENNESSEE                                         62-1344801
    ------------------------------                           -------------------
   (State or Other Jurisdiction of                            (I.R.S. Employer
    Incorporation or Organization)                           Identification No.)

   30 BURTON HILLS BLVD., SUITE 400
        NASHVILLE, TENNESSEE                                        37215
    ------------------------------                           -------------------
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X   NO
                                              ----    ----

         As of May 13, 1999, 76,282,267 shares of the Registrant's Common Stock were outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          PHYCOR, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                March 31, 1999 (unaudited) and December 31, 1998
                    (All amounts are expressed in thousands)

                                                                                   1999              1998
                                                                                -----------        -----------
                                                                                (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                                                  $    73,556        $    74,314
     Accounts receivable, net                                                       388,086            378,732
     Inventories                                                                     19,980             19,852
     Prepaid expenses and other current assets                                       73,443             55,988
     Assets held for sale                                                            42,754             41,225
                                                                                -----------        -----------
                  Total current assets                                              597,819            570,111
Property and equipment, net                                                         245,397            241,824
Intangible assets, net                                                              952,634            981,537
Other assets                                                                         62,422             53,067
                                                                                -----------        -----------
                  Total assets                                                  $ 1,858,272        $ 1,846,539
                                                                                ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current installments of long-term debt                                     $     4,995        $     4,810
     Current installments of obligations under capital leases                         4,662              5,687
     Accounts payable                                                                57,997             50,972
     Due to physician groups                                                         62,435             51,941
     Purchase price payable                                                          51,966             73,736
     Salaries and benefits payable                                                   41,137             37,077
     Incurred but not reported claims payable                                        58,443             59,333
     Other accrued expenses and current liabilities                                 106,137             98,701
                                                                                -----------        -----------
                  Total current liabilities                                         387,772            382,257
Long-term debt, excluding current installments                                      413,078            388,644
Obligations under capital leases, excluding current installments                      4,896              6,018
Purchase price payable                                                               13,366              8,967
Deferred tax credits and other liabilities                                            9,017              8,663
Convertible subordinated notes payable to physician groups                           22,413             47,580
Convertible subordinated debentures                                                 200,000            200,000
                                                                                -----------        -----------
                  Total liabilities                                               1,050,542          1,042,129
                                                                                -----------        -----------

Shareholders' equity:
     Preferred stock, no par value; 10,000 shares authorized:                            --                 --
     Common stock, no par value; 250,000 shares authorized; issued
         and outstanding, 76,021 shares in 1999 and 75,824 shares in 1998           851,189            850,657
     Accumulated deficit                                                            (43,459)           (46,247)
                                                                                -----------        -----------
                  Total shareholders' equity                                        807,730            804,410
                                                                                -----------        -----------
                  Total liabilities and shareholders' equity                    $ 1,858,272        $ 1,846,539
                                                                                ===========        ===========

See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                   Three months ended March 31, 1999 and 1998
     (All amounts are expressed in thousands, except for earnings per share)
                                   (Unaudited)

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                    --------------------------
                                                                                      1999             1998
                                                                                    ---------        ---------
Net revenue                                                                         $ 416,544        $ 322,695
Operating expenses:
     Cost of provider services                                                         57,092               --
     Salaries, wages and benefits                                                     133,088          120,711
     Supplies                                                                          60,600           53,106
     Purchased medical services                                                        10,241            9,236
     Other expenses                                                                    58,232           48,902
     General corporate expenses                                                         8,643            7,456
     Rents and lease expense                                                           32,714           30,063
     Depreciation and amortization                                                     24,770           18,175
     Provision for asset revaluation
         and clinic restructuring                                                       9,513           22,000
     Merger expenses                                                                       --           14,196
                                                                                    ---------        ---------
     Net operating expenses                                                           394,893          323,845
                                                                                    ---------        ---------
         Earnings (loss) from operations                                               21,651           (1,150)

Other (income) expense:
     Interest income                                                                   (1,013)            (745)
     Interest expense                                                                   9,865            7,522
                                                                                    ---------        ---------
         Earnings (loss) before income taxes and
              minority interest                                                        12,799           (7,927)

Income tax expense (benefit)                                                            5,237           (3,255)
Minority interest in earnings of
     consolidated partnerships                                                          4,774            2,826
                                                                                    ---------        ---------
         Net earnings (loss)                                                        $   2,788        $  (7,498)
                                                                                    =========        =========
Earnings (loss) per share:
     Basic                                                                          $    0.04        $   (0.12)
     Diluted                                                                             0.04            (0.12)
                                                                                    =========        =========

Weighted average number of shares and dilutive share equivalents outstanding:
         Basic                                                                         75,943           64,928
         Diluted                                                                       77,560           64,928
                                                                                    =========        =========

See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                   Three months ended March 31, 1999 and 1998
                 (All dollar amounts are expressed in thousands)
                                   (Unaudited)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                      ------------------------
                                                                        1999            1998
                                                                      --------        --------

Cash flows from operating activities:
   Net earnings (loss)                                                $  2,788        $ (7,498)
   Adjustments to reconcile net earnings (loss) to net cash
     provided by operating activities:
       Depreciation and amortization                                    24,770          18,175
       Minority interests                                                4,774           2,826
       Provision for asset revaluation and clinic restructuring          9,513          22,000
       Merger expenses                                                      --          14,196
       Increase (decrease) in cash, net of effects
         of acquisitions, due to changes in:
           Accounts receivable                                         (17,653)        (21,131)
           Inventories                                                     215             282
           Prepaid expenses and other current assets                   (12,445)         (3,080)
           Accounts payable                                              6,821            (625)
           Due to physician groups                                       9,207           7,316
           Incurred but not reported claims payable                      2,194           1,800
           Other accrued expenses and current liabilities                 (314)          2,308
                                                                      --------        --------
               Net cash provided by operating activities                29,870          36,569
                                                                      --------        --------
Cash flows from investing activities:
   Payments for acquisitions, net                                      (30,893)        (34,539)
   Purchase of property and equipment                                  (14,349)        (20,155)
   Payments to acquire other assets                                     (3,093)        (10,312)
                                                                      --------        --------
               Net cash used by investing activities                   (48,335)        (65,006)
                                                                      --------        --------

Cash flows from financing activities:

   Net proceeds from issuance of stock and warrants                        870           6,963
   Proceeds from long-term borrowings                                   26,000          36,000
   Repayment of long-term borrowings                                    (3,231)         (6,920)
   Repayment of obligations under capital leases                        (2,146)           (767)
   Distributions of minority interests                                  (3,015)         (1,179)
   Loan costs incurred                                                    (771)             --
                                                                      --------        --------
               Net cash provided by financing activities                17,707          34,097
                                                                      --------        --------
Net increase (decrease) in cash and cash equivalents                      (758)          5,660

Cash and cash equivalents - beginning of period                         74,314          38,160
                                                                      --------        --------
Cash and cash equivalents  - end of period                            $ 73,556        $ 43,820
                                                                      ========        ========

See accompanying notes to consolidated financial statements.

                         PHYCOR, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows, Continued
                   Three months ended March 31, 1999 and 1998
                (All dollar amounts are expressed in thousands)
                                  (Unaudited)


                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                      ------------------------
                                                                        1999            1998
                                                                      --------        --------
SUPPLEMENTAL SCHEDULE OF INVESTING ACTIVITIES:
Effects of acquisitions, net:
   Assets acquired, net of cash                                       $  9,055        $ 85,581
   Liabilities paid (assumed), including
      deferred purchase price payments                                  21,478         (25,518)
   Issuance of convertible subordinated notes payable                       --          (1,317)
   Reduction (issuance) of common stock and warrants                       360         (21,457)
   Cash received from disposition of clinic assets                          --          (2,750)
                                                                      --------        --------
         Payments for acquisitions, net                               $ 30,893        $ 34,539
                                                                      ========        ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital lease obligations incurred to acquire
   equipment                                                          $     16        $    180
                                                                      ========        ========
Conversion of subordinated notes payable
   to common stock                                                    $     22        $  2,000
                                                                      ========        ========








See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                   Three months ended March 31, 1999 and 1998

(1)    BASIS OF PRESENTATION
       ---------------------

       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X.

       In the opinion of management, the unaudited interim financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals, that are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

       These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(2)    ACQUISITION PRO FORMA INFORMATION
       ---------------------------------

       The unaudited consolidated pro forma net revenue, net loss and per share amounts of the Company assuming the PrimeCare International, Inc. (PrimeCare), The Morgan Health Group, Inc. (MHG), Carewise, Inc. (Carewise), and First Physician Care, Inc. (FPC) acquisitions had been consummated on January 1, 1998 are as follows (in thousands, except for earnings per share):

                                         THREE MONTHS ENDED
                                           MARCH 31, 1998
                                          -----------------
       Net revenue                           $   408,866
       Net loss                                   (8,314)
       Loss per share:
           Basic                                   (0.11)
           Diluted                                 (0.11)

       The consolidated statements of operations include the results of the above businesses from the dates of their respective acquisitions.

(3)    NET REVENUE
       -----------

       Net revenue of the Company is comprised of net clinic service agreement revenue, IPA management revenue, net hospital revenues and other operating revenues. Clinic service agreement revenue is equal to the net revenue of the clinics, less amounts retained by physician groups. Net clinic revenue recorded by the physician groups and net hospital revenue are recorded at established rates reduced by provisions for doubtful accounts and contractual adjustments. Contractual adjustments arise as a result of the terms of certain reimbursement and managed care contracts. Such adjustments represent the difference between charges at established rates and estimated recoverable amounts and are recognized in the period the services are rendered. Any differences between estimated contractual adjustments and actual final settlements under reimbursement contracts are recognized as contractual adjustments in the year final settlements are

                                                                     (Continued)

                          PHYCOR, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements


       determined. With the exception of the Company's wholly owned subsidiary, PrimeCare, and certain clinics acquired as a part of the FPC acquisition, the physician groups, rather than the Company, enter into managed care contracts. Through calculation of its service fees, the Company shares indirectly in any capitation risk assumed by its affiliated physician groups.

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

       The following represent amounts included in the determination of net revenue (in thousands):

                                                                               THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                           ----------------------------
                                                                             1999                1998
                                                                           --------            --------
       Gross physician group, hospital and other revenue                   $922,573            $841,519
       Less:
           Provisions for doubtful accounts
                 and contractual adjustments                                394,461             339,289
                                                                           --------            --------
                Net physician group, hospital and other revenue             528,112             502,230
       IPA revenue                                                          267,123             120,983
                                                                           --------            --------
                Net physician group, hospital, IPA and other revenue        795,235             623,213

       Less amounts retained by physician groups and IPAs:
           Physician groups                                                 182,624             176,033
           Clinic technical employee compensation                            23,290              23,228
           IPAs                                                             172,777             101,257
                                                                           --------            --------
                Net revenue                                                $416,544            $322,695
                                                                           ========            ========

 (4)   BUSINESS SEGMENTS
       -----------------

       The Company has two reportable segments: physician clinics and IPAs. The physician clinics have been subdivided into multi-specialty and group formation clinics for purposes of disclosure. The Company derives its revenues primarily from operating multi-specialty medical clinics and managing IPAs (See Note 3). In addition the Company provides health care decision-support services and operates two hospitals that do not meet the quantitative thresholds for reportable segments.

                                                                     (Continued)

                          PHYCOR, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements


       The Company evaluates performance based on earnings from operations before asset revaluation and clinic restructuring charges, merger expenses, minority interest and income taxes. The following is a financial summary by business segment for the periods indicated (in thousands):

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                       ------------------------------
                                                                          1999               1998
                                                                       -----------        -----------
       Multi-specialty clinics:
           Net revenue                                                 $   294,418        $   269,763
           Operating expenses(1)                                           266,611            237,593
           Interest income                                                     335                186
           Interest expense                                                 19,070             16,995
           Earnings before taxes and minority interest(1)                    9,072             15,361
           Depreciation and amortization                                    18,985             14,990
           Segment Assets                                                1,351,683          1,299,901

       Group formation clinics:
           Net revenue                                                      12,577             33,488
           Operating expenses(1)                                            11,379             29,585
           Interest income (expense)                                           141                (25)
           Interest expense                                                  1,390              3,522
           Earnings (loss) before taxes and minority interest(1)               (51)               356
           Depreciation and amortization                                       684              1,667
           Segment Assets                                                   66,737            185,105

       IPAs:
           Net revenue                                                      96,383             19,444
           Operating expenses(1)                                            85,179             13,447
           Interest income                                                     644                 93
           Interest expense                                                  2,721              1,036
           Earnings before taxes and minority interest(1)                    9,127              5,054
           Depreciation and amortization                                     2,973                938
           Segment Assets                                                  317,194            125,945

       Corporate and other(2):
           Net revenue                                                      13,166                 --
           Operating expenses(1)                                            22,211              7,024
           Interest income (expense)                                          (107)               491
           Interest income                                                  13,316             14,031
           Earnings before taxes and minority interest(1)                    4,164              7,498
           Depreciation and amortization                                     2,128                580
           Segment Assets                                                  122,658             56,267

----------------------------

(1) Amounts exclude provision for asset revaluation and clinic restructuring and merger expenses.

(2) This segment includes all real estate holdings as well as the results for CareWise and the hospitals managed by the Company.

                                                                     (Continued)

                          PHYCOR, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

 (5)   ASSET REVALUATION AND CLINIC RESTRUCTURING
       ------------------------------------------

       Restructuring charges totaling approximately $9.5 million were recorded in the first quarter of 1999 with respect to operations that are being sold or restructured. These charges were comprised of approximately $1,929,000 in facility and lease termination costs, $3,127,000 in severance costs and $4,457,000 in other exit costs. During the three months ended March 31, 1999, the Company paid approximately $240,000 in facility and lease termination costs, $441,000 in severance costs and $2,091,000 in other exit costs. At March 31, 1999, accrued expenses payable included remaining reserves for clinics to be restructured and exit costs for disposed clinic operations of $10,846,000, which included $2,054,000 in facility and lease termination costs, $4,446,000 in severance costs and $4,346,000 in other exit costs. Asset recoveries on clinics whose asset revaluation occurred in the fourth quarter of 1997 and third quarter of 1998 totaled $1,900,000, and this recovery was used in the revaluation of certain assets associated with the FPC clinics in the first quarter of 1999.

       Clinic net assets to be disposed of totaled approximately $42.8 million at March 31, 1999, and consisted of current assets, property and equipment and other assets from three clinics associated with the fourth quarter 1998 asset revaluation charge. The Company expects to dispose of the assets and terminate the service agreements related to such clinics in 1999. Net revenue and pre-tax losses from the clinics and IPA disposed of or to be disposed of totaled $35.4 million and $811,000, respectively, for the three months ended March 31, 1999. Net revenue and pre-tax losses from the clinics disposed of or to be disposed of totaled $47.5 million and $116,000, respectively, for the three months ended March 31, 1998.

(6)    MERGER EXPENSES
       ---------------

       The Company recorded a pre-tax charge to earnings of approximately $14.2 million in the first quarter of 1998 relating to the termination of its merger agreement with MedPartners, Inc. This charge represents the Company's share of investment banking, legal, travel, accounting and other expenses incurred during the merger negotiation process.

(7)    COMPREHENSIVE INCOME
       ---------------------

       Comprehensive income generally includes all changes in equity during a period except those resulting from investments by shareholders and distributions to shareholders. Net income was the same as comprehensive income for the first three months of 1999 and 1998.

(8)    CHANGE IN ACCOUNTING POLICY
       ----------------------------

       Effective April 1, 1998, the Company changed its policy with respect to amortization of intangible assets. All existing and future intangible assets will be amortized over a period not to exceed 25 years from the inception of the respective intangible assets. Had the Company adopted this policy at the beginning of 1998, amortization expense would have increased and diluted earnings per share would have decreased by approximately $3.3 million and $0.03, respectively, in the first quarter of 1998.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         PhyCor, Inc. ("PhyCor" or the "Company") is a medical network management company that operates multi-specialty medical clinics, develops and manages independent practice associations ("IPAs") and provides health care decision-support services, including demand management and disease management services, to managed care organizations, health care providers, employers and other group associations. In connection with multi-specialty clinic operations, the Company manages and operates two hospitals and four health maintenance organizations. As of March 31, 1999, the Company operated 55 medical groups with 3,579 physicians in 27 states and managed IPAs with approximately 24,000 physicians in 36 markets. On such date, the Company's affiliated physicians provided medical services under capitated contracts to approximately 1,725,000 patients, including approximately 340,000 Medicare/Medicaid eligible patients. The Company also provided health care decision-support services to approximately
2.4 million individuals within the United States and an additional 500,000 under foreign country license agreements.

         The Company's strategy is to position its affiliated multi-specialty medical groups and IPAs to be the physician component of organized health care systems. PhyCor believes that physician organizations are a critical element of organized health care systems because physician decisions determine the cost and quality of care.

         A substantial majority of the Company's revenue in the first three months of 1999 and 1998 was earned under service agreements with multi-specialty clinics. Revenue earned under substantially all of the service agreements is equal to the net revenue of the clinics, less amounts retained by physician groups. The service agreements contain financial incentives for the Company to assist the physician groups in increasing clinic revenues and controlling expenses.

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

         During the first quarter of 1999, the Company affiliated with several smaller medical practices, adding a total of approximately $8.7 million in assets. The principal assets acquired were property and equipment and service agreement rights, an intangible asset. The consideration for the acquisitions consisted of approximately 60% cash and 40% liabilities assumed. The cash portion of the aggregate purchase price was funded by a combination of operating cash flow and borrowings under the Company's bank credit facility. Property and equipment acquired consists mostly of clinic operating equipment. The Company continues to seek additional affiliations with multi-specialty clinics, however, the Company anticipates that its acquisition growth will continue to be slower than in previous years.

         The Company has historically amortized goodwill and other intangible assets related to its service agreements over the periods during which the agreements are expected to be effective, ranging from 25 to 40 years. Effective April 1, 1998, the Company adopted a maximum of 25 years as the useful life for amortization of its intangible assets, including those acquired in prior years. Had this policy been in effect for the first quarter of 1998, amortization expense would have increased by approximately $3.3 million. Applying the Company's historical tax rate, diluted earnings per share would have been reduced by $.03 in the first quarter of 1998.

RESULTS OF OPERATIONS

         The following table shows the percentage of net revenue represented by various expenses and other income items reflected in the Company's Consolidated Statements of Operations:

                                                        THREE MONTHS
                                                       ENDED MARCH 31,
                                                   1999              1998
                                                  ------            ------
Net revenue.................................      100.0%            100.0%
Operating expenses
   Cost of provider services................       13.7                --
   Salaries, wages and benefits.............       31.9              37.4
   Supplies.................................       14.5              16.5
   Purchased medical services...............        2.4               2.9
   Other expenses...........................       14.0              15.1
   General corporate expenses...............        2.1               2.3
   Rents and lease expense..................        7.9               9.3
   Depreciation and amortization............        6.0               5.6
   Provision for asset revaluation
      and clinic restructuring..............        2.3               6.8
   Merger expenses..........................         --               4.4
                                                   ----             -----
Net operating expenses......................       94.8 (A)         100.3  (A)
                                                   ----             -----
      Earnings (loss) from operations.......        5.2 (A)          (0.3) (A)
Interest income.............................       (0.2)             (0.2)
Interest expense............................        2.3               2.3
                                                   ----             -----
      Earnings (loss) before income taxes
          and minority interest.............        3.1 (A)          (2.4) (A)
Income tax expense (benefit)................        1.3 (A)          (1.0) (A)
Minority interest...........................        1.1               0.9
                                                   ----             -----
      Net earnings (loss)...................        0.7%(A)          (2.3)%(A)
                                                   ====             =====

----------------------------

 (A) Excluding the effect of the provision for asset revaluation and clinic restructuring and merger expenses in 1999 and 1998, net operating expenses, earnings from operations, earnings before income taxes and minority interest, income tax expense and net earnings, as a percentage of net revenue, would have been 92.5%, 7.5%, 5.4%, 1.6% and 2.6%, respectively, for the three months ended March 31, 1999, and 89.1%, 10.9%, 8.8%, 3.0% and 4.9%, respectively, for the three months ended March 31, 1998.

Three Months Ended March 31, 1999 Compared to the Three Months Ended March 31, 1998

         Net revenue increased $93.8 million, or 29.1%, from $322.7 million for the first quarter of 1998 to $416.5 million for the first quarter of 1999. The increase in clinic net revenue from the first quarter of 1998 to 1999 was $3.7 million, comprised of (i) a $6.9 million increase in service fees for reimbursement of clinic expenses incurred by the Company and (ii) a $3.2 million decrease in the Company's fees from clinic operating income and net physician group revenue. The increases in clinic net revenue include $26.8 million from clinics acquired during or subsequent to the first quarter of 1998 offset primarily by reductions as a result of assets disposed of in 1998 and 1999. The increase in IPA net revenue from the first quarter of 1998 to 1999 was $76.9 million, driven by net revenues from the acquisitions of PrimeCare International, Inc. ("PrimeCare") and The Morgan Health Group, Inc. ("MHG") as well as additional IPA markets entered into subsequent to the first quarter of 1998. Net revenue from the 40 service agreements (excluding clinics being restructured or sold) and 23 IPA markets in effect for both quarters increased by $24.7 million, or 9.7%, for the quarter ended March 31, 1999, compared with the same period in 1998. Same market growth resulted from the addition of new physicians, increases in IPA enrollment, the expansion of ancillary services and increases in patient volume and fees.

         During the first quarter of 1999, most categories of operating expenses decreased as a percentage of net revenue when compared to the same period in 1998. The addition of cost of provider services is a result of the acquisitions of PrimeCare and MHG in 1998. PrimeCare and MHG own and manage IPAs, and each are a party to certain managed care contracts, resulting in the Company presenting such revenue on a "grossed-up basis". Under this method, the cost of provider services (payments to physicians and other providers under compensation, sub-capitation and other reimbursement contracts) is not included as a deduction to net revenue of the Company but is reported as an operating expense. This revenue reporting has an impact on the Company's operating expenses as a percentage of net revenue. Excluding the impact of PrimeCare's and MHG's revenue reporting, supplies expense, other expenses, depreciation and amortization, interest expense and minority interest in earnings of consolidated partnerships increased as a percentage of net revenue. The increase in supplies expense is a result of the continued increases in costs of drugs and medications, the addition of pharmacies at certain existing clinics and recent affiliations with clinics that operate pharmacies. Other expenses increased as a result of acquisitions completed after the first quarter of 1998 with higher levels of these expenses compared to the existing base of operations. The increase in depreciation and amortization expense resulted from the change in the amortization policy with respect to intangible assets and the impact of 1998 acquisitions. Excluding the impact of PrimeCare's and MHG's revenue reporting, salaries, wages and benefits decreased as a percentage of net revenue. This decrease is a result of the Company's continuing efforts to control overhead costs. While general corporate expenses as a percentage of net revenue remained comparable to the same period in 1998, the dollar amount increased as a result of the Company's response to increasing physician group needs for practice management services, including managed care negotiations, information systems implementations and clinical outcomes management programs.

         The provision for clinic restructuring of approximately $9.5 million in the first quarter of 1999 relates to three of the Company's clinics, certain First Physician Care, Inc. ("FPC") clinics and one IPA that are being restructured or disposed of and includes facility and lease termination costs, severance costs and other exit costs. In the fourth quarter of 1998, the Company recorded a pre-tax charge of $110.4 million related to asset revaluation at primarily these same clinics and the IPA. A portion of the fourth quarter 1998 charge related to adjustments of the carrying value of the Company's assets at Holt-Krock Clinic ("Holt-Krock") and Burns Clinic Medical Center ("Burns") as a result of agreements to sell certain assets associated with these service agreements. The fourth quarter 1998 charge related to these clinics was $26.0 million. The Company received approximately $6.4 million in April 1999 related to the sale of assets associated with Burns. The amounts received upon the disposition of the assets approximated the post-charge net carrying value. The pre-tax charge assumes the successful completion of the Holt-Krock transaction as reflected in the agreement with this clinic. In addition, the fourth quarter 1998 charge provided for the write-off of $31.6 million of goodwill recorded in connection with the MHG acquisition. The future operations of MHG have been impaired, and the Company is attempting to recover its investment in MHG from the sellers of MHG, but there can be no assurance of any recovery. Also included in the fourth quarter 1998 pre-tax charge was $18.1 million related to certain FPC clinics that are experiencing significant negative operating results. The asset revaluation charge included primarily the write-down of goodwill from the FPC acquisition to recognize the decline in expected future cash flows of the investment. The ultimate solution in these markets will involve the sale of certain clinic assets and discontinuation of these FPC operations. Lastly, the Company recorded a pre-tax asset revaluation charge related to the Lexington Clinic in the fourth quarter of 1998 of $34.7 million. This charge reduced to net realizable value the investments in numerous satellite operations and provided a reserve for amounts due from the Lexington Clinic based upon expected future cash flows. For additional discussion, see "Liquidity and Capital Resources."

         The provision for clinic restructuring of $22.0 million in the first quarter of 1998 related to seven of the Company's clinics that were being restructured or disposed of and included facility and lease termination costs, severance and other exit costs. In the fourth quarter of 1997, the Company recorded a pre-tax charge of $83.4 million related to asset revaluation at these same clinics. The charges addressed operating issues that developed in four of the Company's multi-specialty clinics that represent the Company's earliest developments of such clinics through the formation of new groups. Three other clinics included in the 1997 charge represent clinics disposed of during 1998 because of a variety of negative operating and market-specific issues. Net revenue and pre-tax loss for operations disposed of to date were $1.3 million and $500,000 for the three months ended March 31, 1999, and $28.1 million and $800,000 for the three months ended March 31, 1998, respectively. The Company recorded no gain or loss resulting from the disposition of these clinics based on adjusted asset values. Net revenue and pre-tax income (loss) from the remaining operations to be disposed of were $34.0 million and ($400,000) for the three months ended March 31, 1999, and $19.4 million and $700,000 for the three months ended March 31, 1998, respectively. See "Liquidity and Capital Resources."

         The Company recorded a pre-tax charge to earnings of approximately $14.2 million in the first quarter of 1998 relating to the termination of its merger agreement with MedPartners, Inc. This charge represented PhyCor's share of investment banking, legal, travel, accounting and other expenses incurred during the merger negotiation process.

         The Company expects an effective tax rate of approximately 38% in 1999 before the tax benefit of the provision for asset revaluation and clinic restructuring discussed above as compared to a rate of 37.6% in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1999, the Company had $210.0 million in working capital, compared to $187.9 million as of December 31, 1998. Also, the Company generated $29.9 million of cash flows from operations for the first quarter of 1999 compared to $36.6 million for the first quarter of 1998. The decrease in cash flows from operations compared to the first quarter of 1998 is primarily due to the receipt of a $10.6 million income tax refund in the first quarter of 1998. At March 31, 1999, net accounts receivable of $388.1 million amounted to 65 days of net clinic revenue compared to $378.7 million and 64 days at the end of 1998.

         In conjunction with the securities repurchase program, the Company repurchased approximately 2.6 million shares of common stock for approximately $12.6 million in 1998.

         Option exercises, other issuances of common stock and net earnings for the first three months of 1999 resulted in an increase of $3.3 million in shareholders' equity compared to December 31, 1998.

         Capital expenditures during the first three months of 1999 totaled $14.3 million. The Company is responsible for capital expenditures at its affiliated clinics under the terms of its service agreements. The Company expects to make approximately $50.0 million in additional capital expenditures during the remainder of 1999.

         Deferred acquisition payments are payable to physician groups in the event such physician groups attain predetermined financial targets during established periods of time following the acquisitions. If each group satisfied its applicable financial targets for the periods covered, the Company would be required to pay an aggregate of approximately $56.0 million of additional consideration over the next five years, of which a maximum of approximately $9.4 million would be payable during the remainder of 1999.

         In the fourth quarter of 1997, PhyCor recorded a pre-tax charge to earnings of $83.4 million related to the revaluation of assets of seven of the Company's multi-specialty clinics, which included current assets, property and equipment, other assets and intangible assets of $6.4 million, $4.9 million, $5.3 million and $66.8 million, respectively. In the first quarter of 1998, the Company also recorded an additional charge of $22.0 million relating to these clinics that are being restructured or disposed of including facility and lease termination, severance and other exit costs. These pre-tax charges were partially in response to issues that arose in four of the Company's multi-specialty clinics that represented the Company's earliest developments of such clinics through the formation of new groups. The clinics were considered to have an impairment of certain current assets, property and equipment, other assets and intangible assets because of certain groups of physicians within a larger clinic terminating their relationship with the medical group affiliated with the Company and therefore affecting future cash flows. Three other clinics included in the charge represented clinics being disposed of because of a variety of negative operating and market issues, including those related to market position and clinic demographics, physician relations, physician departure rates, declining physician incomes, physician productivity, operating results and ongoing viability of the existing medical group. Although these factors have been present individually from time to time in various affiliated clinics and could occur in future clinic operations, the combined effect of the existence of these factors at the clinics disposed of resulted in clinic operations that made it difficult for the Company to effectively manage the clinics. One of these practices was sold in the first quarter of 1998 and the second sale was completed April 1, 1998. The remaining practice was disposed of in July 1998. These clinics were sold below book value because of the reasons noted above, and given such facts, a sale at a discount to carrying value was considered more cost effective than a closure which would subject the Company to additional costs.

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

         In the fourth quarter of 1998, the Company recorded a pre-tax asset revaluation charge of $110.4 million. Approximately $26.0 million of this charge related to adjustments of the carrying value of the Company's assets at Holt-Krock and Burns as a result of agreements to sell certain assets associated with these service agreements. Assets associated with Burns were sold effective March 31, 1999 and the Company received approximately $6.4 million in the second quarter of 1999. Amounts received upon the disposition of the assets approximated the post-charge net carrying value. The pre-tax charge assumes the successful completion of the Holt-Krock transaction as reflected in the agreement with this clinic. Such completion is expected in the second quarter of 1999. In addition, this charge provided for the write-off of $31.6 million of goodwill recorded in connection with the MHG acquisition. Subsequent to the closing of this acquisition, MHG received claims from its major payor for costs arising before the acquisition that revealed that MHG's costs significantly exceeded its revenues under the payor contract prior to the date of acquisition. PhyCor continued to fund losses under this payor contract while attempting to renegotiate payment terms with the payor to allow for this payor contract to be economically viable. A mutually beneficial agreement could not be reached. The payor contract terminated by mutual agreement on April 30, 1999. PhyCor is attempting to recover its investment in MHG but there can be no assurance of a recovery.

         Also included in the fourth quarter pre-tax charge is $18.1 million related to certain FPC clinics that are experiencing significant negative operating results. PhyCor recorded the asset revaluation charge primarily to write down goodwill from the FPC acquisition to recognize the decline in future cash flows of the investment. The Company is selling certain FPC clinic assets and discontinuing the related clinic operations. Lastly, the Company had invested significantly in the operation of the Lexington Clinic to support the growth and expansion of the Lexington Clinic and its affiliated HMO. Lexington Clinic's financial performance has been negatively impacted by the combination of poor financial performance at a number of satellite locations, a challenging and extended information system conversion, a potential loss arising from a dispute with one of the HMO's payors and the repayment of funds used to finance the

Lexington Clinic's and the HMO's growth. In light of the existing circumstances, realization of certain of PhyCor's assets related to the Lexington Clinic was unlikely. Accordingly, the Company recorded an asset revaluation pre-tax charge in the fourth quarter of approximately $34.7 million to reduce to net realizable value of its investments in numerous satellite operations and to provide a reserve for amounts owed by Lexington Clinic based upon expected future cash flows. The fourth quarter 1998 asset revaluation charge included current assets, property and equipment, other assets and intangible assets of $3.7 million, $3.7 million, $27.0 million and $76.0 million, respectively. The pre-tax restructuring charge of approximately $9.5 million in the first quarter of 1999 related to facility and lease termination, severance and other exit costs associated primarily with the clinics and IPA mentioned above. Additionally, asset recoveries on clinics disposed of totaling $1.9 million were used to revalue certain assets associated with the FPC clinics in the first quarter of 1999.

         At March 31, 1999, the Company had a total of four group formation clinics and two FPC clinics that have characteristics similar to group formation clinics. The total assets of the remaining four group formation clinics and similar FPC clinics were $52.6 million, including net intangible assets of $21.6 million at March 31, 1999. Net revenue and pre-tax income (loss) for the group formation and similar FPC clinics were $17.8 million and ($200,000), respectively, for the three months ended March 31, 1999, and $11.2 million and $400,000, respectively, for the three months ended March 31, 1998.

         At March 31, 1999, net assets currently expected to be sold in 1999, after taking into account the charges discussed above, relating to clinics with which the Company intends to terminate its affiliation totaled approximately $42.8 million. These net assets consisted of current assets, property and equipment and other assets. The Company intends to recover these amounts during 1999 as the asset sales occur. However, there can be no assurance that the Company will recover this entire amount. Subsequent to March 31, 1999, the Company completed the sale of two clinics and received approximately $6.4 million on those assets held for sale.

         The Company continues to evaluate strategic options with certain affiliated medical groups that may involve the potential sale or disposition of certain clinic operations. These discussions are in the preliminary stages, but depending on their outcome, the Company's financial results could be impacted. The Company currently anticipates potential sales in the second quarter of 1999 involving up to $59.1 million in clinic operating assets related to three medical groups comprised of 160 physicians as of March 31, 1999. The Company expects to use the proceeds from these sales to reduce debt. Depending on the form and amount of proceeds from these sales, the expected interest savings from the use of such proceeds may not adequately offset the current earnings contribution of these clinic operations, and the financial results of the Company may be adversely affected. Any gain or loss on these potential transactions or restructuring charges, if necessary, will be recorded when an estimate of such amounts can be determined.

         There can be no assurance that in the future a similar combination of negative characteristics will not develop at a clinic affiliated with the Company and result in the termination of the service agreement or that in the future additional clinics will not terminate their relationships with the Company in a manner that may materially adversely affect the Company. For additional discussion, see "Results of Operations - 1999 Compared to 1998".

         The Company recorded a pre-tax charge to earnings of approximately $14.2 million in the first quarter of 1998 relating to the termination of its merger agreement with MedPartners, Inc. This charge represented PhyCor's share of investment banking, legal, travel, accounting and other expenses incurred during the merger negotiation process.

         The Company has been the subject of an audit by the Internal Revenue Service ("IRS") covering the years 1988 through 1993. The IRS has proposed adjustments relating to the timing of recognition for tax purposes of deductions relating to uncollectible accounts, timing of revenue and deductions, and the Company's relationship with affiliated physician groups. Most of the issues originally raised by the IRS as to revenues and deductions and the Company's relationship with affiliated physician groups have been resolved by the National Office of the IRS in favor of the Company and with respect to these issues, no additional taxes, penalties or interest are owed by the Company related to such claims. The IRS Appeals Office raised a related issue concerning the recognition of income with respect to accounts receivable. An agreement in principle appears to have been reached wit the IRS Appeals Office pursuant to which the IRS will not pursue this issue for 1988 through 1993. This agreement is not legally binding at this time. If pursued, the Company will continue to vigorously contest any proposed adjustments. The Company believes that any adjustments resulting from resolution of this disagreement would not affect the reported net earnings of PhyCor, but would defer tax benefits and change the levels of current and deferred tax assets and liabilities. The Company does not believe the resolution of this matter will have a material adverse effect on its financial condition, although, until a binding report is obtained, there can be no assurance as to the outcome of this matter. In addition, the IRS is in the process of examining the Company's 1994 and 1995 federal tax returns. To date, the IRS has not proposed any adjustments to the Company's reported taxable income for these two years.

         The Company modified its bank credit facility in March 1999. The Company's bank credit facility, as amended, provides for a five-year, $500.0 million revolving line of credit for use by the Company prior to April 2003 for acquisitions, working capital, capital expenditures and general corporate purposes. The total drawn cost under the facility is either (i) the applicable eurodollar rate plus .625% to 1.50% per annum or (ii) the agent's base rate plus
 .40% to .65% per annum. The total weighted average drawn cost of outstanding borrowings at March 31, 1999 was 6.70%. The amended bank credit facility also provides for an increase from $25 million to $50 million for the aggregate amount of letters of credit which may be issued by the Company and provides that in the event of a reduced rating by certain rating agencies, the Company would be required to pledge as security for repayment of the credit facility the capital stock the Company holds in certain of its subsidiaries. The March 1999 amendment provides for acquisitions without bank approval of up to $25 million individually or $150 million in the aggregate during any 12-month period and limits the amount of its securities the Company may repurchase based upon certain financial criteria.

         The Company modified its synthetic lease facility in March 1999. The Company's synthetic lease facility, as amended, provides off-balance sheet financing of $60 million with an option to purchase leased facilities at the end of the lease term. The total drawn cost under the synthetic lease facility is
 .50% to 1.25% above the applicable eurodollar rate. At March 31, 1999, an aggregate of approximately $21.7 million was drawn under the synthetic lease facility. Of the $60 million available under the synthetic lease facility, $26.0 million has been committed to lease properties associated with two of the Company's affiliated clinics. The amended synthetic lease facility is not project specific but is expected to be used for, among other projects, the construction or acquisition of certain medical office buildings related to the Company's operations.

         At March 31, 1999, notional amounts under interest rate swap agreements totaled $210.2 million. Fixed interest rates range from 5.14% to 5.78% relative to the one month or three month floating LIBOR. Up to an additional $15.8 million may be fixed at 5.28% as additional amounts are drawn under the synthetic lease facility prior to April 28, 2000. The swap agreements mature at various dates from July 2003 to April 2005. The lender may elect to terminate the agreement covering $100 million beginning September 2000 and another $100 million beginning October 2000. The FASB has issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which the Company will be required to adopt in the first quarter of 2000. Adoption of SFAS No. 133 will require the Company to mark certain of its interest rate swap agreements to market due to lender optionality features included in those swap agreements. Had the Company adopted SFAS No. 133 as of March 31, 1999, the Company estimates it would have recorded a non-cash charge to earnings of $3.7 million. The Company has historically not engaged in trading activities in its interest rate swap agreements and does not intend to do so in the future.

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

         At March 31, 1999, the Company had cash and cash equivalents of approximately $73.6 million and at May 13, 1999, approximately $79.0 million available under its current bank credit facility. The Company believes that the combination of funds available under the Company's bank credit facility and synthetic lease facility, together with cash reserves, cash flow from other transactions, operations and asset dispositions, should be sufficient to meet the Company's current planned acquisition, expansion, capital expenditure and working capital needs over the next year. In addition, in order to provide the funds necessary for the continued pursuit of the Company's long-term acquisition and expansion strategy, the Company may continue to incur, from time to time, additional short-term and long-term indebtedness and to issue equity and debt securities, the availability and terms of which will depend upon market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company. The outcome of certain pending legal proceedings described in Part II, Item 1 hereof may have an impact on the Company's liquidity and capital resources.

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

         The Company has completed the inventory and assessment phase of business critical IT systems and is in the process of upgrading or replacing those business critical IT systems found not to be compliant, either internally or through the upgrades provided by the Company's vendors. In certain cases, the Company's plan provides for verification of Year 2000 compliance of vendor-supplied IT systems by obtaining warranties and legal representations of the vendors. Much of the remediation is being accomplished as a part of the Company's normal process of standardizing various IT systems utilized by its affiliated clinics and IPAs, although in certain cases the standardization process is moving at an accelerated pace as a result of the Year 2000 issue. As of March 31, 1999, management believed approximately 70% of the Company's business critical IT systems at the Company and its subsidiaries to be Year 2000 compliant as a result of upgrades, replacements or testing. The Company anticipates that all remediation and testing of its business critical IT systems will be completed by October 1999.

         The Company is in the process of completing the inventory and assessment phase of its Non-IT systems and equipment, which are comprised primarily of medical equipment with embedded chip technology that are located throughout the subsidiaries' facilities. The Company is relying primarily on its local project coordinators and on the equipment vendors' representations in order to complete the inventory and assessment phase and either remediate or replace non-compliant equipment. As of March 31, 1999, substantially all of the Company's subsidiaries had completed the inventory and assessment phase, and those facilities had completed approximately 70% of the remediation and testing of Non-IT systems and equipment. The Company estimates that substantially all of its subsidiaries will have substantially completed remediation and testing of Non-IT systems and medical equipment by October 1999.

         The Company is substantially dependent on a wide variety of third parties to operate its business. These third parties include medical equipment and IT software and hardware vendors, medical claims processors that act as intermediaries between the Company's medical practice subsidiaries and the payors of such claims, and the payors themselves, which includes HCFA. HCFA paid to the Company Medicare claims that comprised approximately 18% of the Company's net revenue in the first quarter of 1999. In most cases, these third party relationships originate and are managed at the local clinic level. The Company estimates that information concerning the Year 2000 readiness of the most significant third parties will be received and analyzed by the Company by October 1999. Together with its trade associations and other third parties the Company is monitoring the status and progress of HCFA's Year 2000 compliance. HCFA has represented that its systems are or will soon be Year 2000 compliant. As of April 5, 1999, HCFA will require all Medicare providers that submit Medicare claims electronically to do so in an approved Year 2000 compliant format. The process of billing and collecting for Medicare claims involves a number of third parties that the Company does not control, including intermediaries and HCFA independent contractors. The Company believes that most of these third parties are able to comply with HCFA billing requirements. The Company is in the process of verifying the Year 2000 compliance of third parties upon which the Company relies to process claims, including significant third party payors.

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

         Forward-looking statements of PhyCor included herein or incorporated by reference including, but not limited to, those regarding future business prospects, the acquisition of additional clinics, the development of additional IPAs, the adequacy of PhyCor's capital resources, the adequacy of recent and proposed asset impairment and restructuring charges, the future profitability of capitated fee arrangements and other statements regarding trends relating to various revenue and expense items, could be affected by a number of risks, uncertainties, and other factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         During the three months ended March 31, 1999, there were no material changes to the Company's quantitative and qualitative disclosures about the market risks associated with financial instruments as described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

         On January 23, 1999, the Company and Holt-Krock Clinic, P.L.C. ("Holt-Krock") entered into a settlement agreement with Sparks Regional Medical Center and Sparks Regional Medical Center Foundation (collectively, "Sparks") to resolve their lawsuits and all related claims between the parties and certain former Holt-Krock physicians. As a result, Sparks is expected to acquire certain assets from PhyCor, offer employment to a substantial number of Holt-Krock physicians and enter into a long-term agreement whereby PhyCor will provide physician practice management resources to Sparks. These transactions are expected to be completed during the second quarter of 1999, upon execution of definitive agreements, however, there can be no assurance that the transaction will be completed or that it will be completed on the terms described above.

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

         On February 6, 1999, White-Wilson Medical Center, P.A. ("White - Wilson") filed suit against PhyCor of Fort Walton Beach, Inc., the PhyCor subsidiary with which it is a party to a service agreement, in the United States District Court for the Northern District of Florida. White-Wilson is seeking a declaratory judgment regarding the enforceability of the fee arrangement in light of the Florida Board of Medicine opinion and OIG Advisory Opinion 98-4. Additionally, on March 17, 1999, the Clark-Holder Clinic, P.A. filed suit against PhyCor of LaGrange, Inc., the PhyCor subsidiary with which it is a party to a service agreement, in Georgia Superior Court for Troup County, Georgia similarly questioning the enforceability of the fee arrangement in light of OIG Advisory Opinion 98-4. On April 27, 1999, the Company filed a motion to remove the case to the federal district court in Georgia. The terms of the service agreements provide that the agreements shall be modified if the laws are changed, modified or interpreted in a way that requires a change in the agreements. PhyCor intends to vigorously defend the enforceability of the structure of the management fee against these suits, however, there can be no assurance that if the Company is not successful in such litigation, that these suits will not have a material adverse effect on the Company.

         Certain litigation is pending against the physician groups affiliated with the Company and IPAs managed by the Company. The Company has not assumed any liability in connection with such litigation. Claims against the physician groups and IPAs could result in substantial damage awards to the claimants that may exceed applicable insurance coverage limits. While there can be no assurance that the physician groups and IPAs will be successful in any such litigation, the Company does not believe any such litigation will have a material adverse effect on the Company. Certain other litigation is pending against the Company and certain subsidiaries of the Company, none of which management believes would have a material adverse effect on the Company's financial position or results of operations on a consolidated basis.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         From time to time, the Company issues subordinated convertible notes and warrants to purchase shares of the Company's Common Stock in connection with the acquisition of the assets of multi-specialty clinics and physician practice groups. In general, the subordinated convertible notes are convertible into shares of the Company's Common Stock following the anniversary of the issuance of the notes at a conversion price based on the market price of the Common Stock at the time the note was issued. The Company issues subordinated convertible notes, warrants, and shares of Common Stock upon conversion of notes and exercise of warrants in transactions intended to be exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Sections 3(a)(11), 3(b) or 4(2) thereunder. During the first quarter of 1999, the Company issued the following shares of Common Stock upon conversion of notes:

         On March 15, 1999, the Company issued 733 shares of Common Stock to Medical Arts Clinic, P.C. upon conversion of subordinated convertible notes in the principal amount of $21,869.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

 (A)    EXHIBITS.

EXHIBIT
NUMBER
DESCRIPTION OF EXHIBITS

3.1    -- Restated Charter of Registrant(1)
3.2    -- Amendment to Restated Charter of the Registrant (2)
3.3    -- Amendment to Restated Charter of the Registrant (3)
3.4    -- Amended Bylaws of the Registrant (1)
4.1    -- Specimen of Common Stock Certificate (4)
4.2 -- Shareholder Rights Agreement, dated February 18, 1994, between the Registrant and First Union National Bank of North Carolina (5)
10     -- Amendment No. 2 and Consent to the Second Amended and Restated
          Revolving Credit Agreement, dated as of March 10, 1999, among the Registrant, the Banks named therein and Citibank, N.A.
27     -- Financial Data Schedule (for SEC use only)

----------

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

(2) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-3, Registration No. 33-93018.

(3) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-3, Registration No. 33-98528.

(4) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1, Registration No. 33-44123.

(5) Incorporated by reference to exhibits filed with the Registrant's Current Report on Form 8-K dated February 18, 1994, Commission No. 0-19786.

(B)       REPORTS ON FORM 8-K.

          The Company filed a Current Report on Form 8-K on February 23, 1999 announcing year-end results, adjusted earnings expectations, a pre-tax charge to earnings in the fourth quarter of 1998, and an expected pre-tax charge to earnings in the first quarter of 1999 pursuant to Item 5 of Form 8-K.

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

Date: May 17, 1999