Form 10-Q
period 1999-06-30
PHYCOR INC /TN/
filed 1999-08-16
CIK 881400

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchanges Act of 1934 for the quarterly period ended June 30, 1999.

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition period from _____________ to
         _____________.

                         COMMISSION FILE NUMBER: 0-19786

                                  PHYCOR, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         TENNESSEE                                              62-1344801
----------------------------------------                   -------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                             Identification No.)

    30 BURTON HILLS BLVD., SUITE 400
          NASHVILLE, TENNESSEE                                    37215
----------------------------------------                   -------------------
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

         As of August 12, 1999, 76,069,497 shares of the Registrant's Common Stock were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          PHYCOR, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                 June 30, 1999 (unaudited) and December 31, 1998
                    (All amounts are expressed in thousands)

ASSETS                                                                           1999             1998
-------                                                                       -----------      -----------
                                                                              (Unaudited)
Current assets:
     Cash and cash equivalents                                                $    74,520      $    74,314
     Accounts receivable, net                                                     342,511          378,732
     Inventories                                                                   17,567           19,852
     Prepaid expenses and other current assets                                     82,911           55,988
     Assets held for sale                                                          72,387           41,225
                                                                              -----------      -----------
                  Total current assets                                            589,896          570,111
Property and equipment, net                                                       232,162          241,824
Intangible assets, net                                                            937,166          981,537
Other assets                                                                       62,696           53,067
                                                                              -----------      -----------
                  Total assets                                                $ 1,821,920      $ 1,846,539
                                                                              ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Current installments of long-term debt                                   $     4,742      $     4,810
     Current installments of obligations under capital leases                       4,107            5,687
     Accounts payable                                                              58,418           50,972
     Due to physician groups                                                       53,489           51,941
     Purchase price payable                                                        50,564           73,736
     Salaries and benefits payable                                                 37,701           37,077
     Incurred but not reported claims payable                                      51,712           59,333
     Other accrued expenses and current liabilities                               117,904           98,701
                                                                              -----------      -----------
                  Total current liabilities                                       378,637          382,257
Long-term debt, excluding current installments                                    397,834          388,644
Obligations under capital leases, excluding current installments                    4,100            6,018
Purchase price payable                                                             10,640            8,967
Deferred tax credits and other liabilities                                          2,984            8,663
Convertible subordinated notes payable to physician groups                         18,672           47,580
Convertible subordinated debentures                                               200,000          200,000
                                                                              -----------      -----------
                  Total liabilities                                             1,012,867        1,042,129
                                                                              -----------      -----------

Shareholders' equity:
     Preferred stock, no par value; 10,000 shares authorized:                          --               --
     Common stock, no par value; 250,000 shares authorized; issued
         and outstanding, 76,231 shares in 1999 and 75,824 shares in 1998         851,589          850,657
     Accumulated deficit                                                          (42,536)         (46,247)
                                                                              -----------      -----------
                  Total shareholders' equity                                      809,053          804,410
                                                                              -----------      -----------
                  Total liabilities and shareholders' equity                  $ 1,821,920      $ 1,846,539
                                                                              ===========      ===========

See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
            Three months and six months ended June 30, 1999 and 1998
     (All amounts are expressed in thousands, except for earnings per share)
                                   (Unaudited)

                                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                                          JUNE 30,                       JUNE 30,
                                                   ------------------------      ------------------------
                                                     1999           1998           1999           1998
                                                   ---------      ---------      ---------      ---------
Net revenue                                        $ 393,488      $ 371,450      $ 810,032      $ 694,145
Operating expenses:
     Cost of provider services                        49,520         26,024        106,612         26,024
     Salaries, wages and benefits                    126,927        126,980        260,015        247,691
     Supplies                                         57,994         56,543        118,594        109,649
     Purchased medical services                        9,084          9,337         19,325         18,573
     Other expenses                                   59,811         53,657        118,043        102,559
     General corporate expenses                        7,010          7,685         15,653         15,141
     Rents and lease expense                          30,591         31,650         63,305         61,713
     Depreciation and amortization                    24,118         22,835         48,888         41,010
     Provision for asset revaluation
         and clinic restructuring                     14,375             --         23,888         22,000
     Merger expenses                                      --             --             --         14,196
                                                   ---------      ---------      ---------      ---------
     Net operating expenses                          379,430        334,711        774,323        658,556
                                                   ---------      ---------      ---------      ---------
         Earnings from operations                     14,058         36,739         35,709         35,589

Other (income) expense:
     Interest income                                  (1,089)          (747)        (2,102)        (1,492)
     Interest expense                                 10,122          9,281         19,987         16,803
                                                   ---------      ---------      ---------      ---------
         Earnings before income taxes and
              minority interest                        5,025         28,205         17,824         20,278

Income tax expense                                       554          8,993          5,791          5,738
Minority interest in earnings of
     consolidated partnerships                         3,548          3,899          8,322          6,725
                                                   ---------      ---------      ---------      ---------
         Net earnings                              $     923      $  15,313      $   3,711      $   7,815
                                                   =========      =========      =========      =========
Earnings per share:
     Basic                                         $     .01      $     .22      $     .05      $     .12
     Diluted                                             .01            .22            .05            .11
                                                   =========      =========      =========      =========
Weighted average number of shares and dilutive
     share equivalents outstanding:
         Basic                                        76,034         68,779         75,989         67,516
         Diluted                                      77,457         70,857         77,509         70,024
                                                   =========      =========      =========      =========

See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
            Three months and six months ended June 30, 1999 and 1998
                    (All amounts are expressed in thousands)
                                   (Unaudited)


                                                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                         JUNE 30,                JUNE 30,
                                                                   --------------------    ---------------------
                                                                    1999         1998        1999         1998
                                                                  --------    ---------    --------    ---------
Cash flows from operating activities:
   Net earnings                                                   $    923    $  15,313    $  3,711    $   7,815
   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
       Depreciation and amortization                                24,118       22,835      48,888       41,010
       Minority interests                                            3,548        3,899       8,322        6,725
       Provision for asset revaluation and clinic restructuring     14,375           --      23,888       22,000
       Merger expenses                                                  --           --          --       14,196
       Increase (decrease) in cash, net of effects
         of acquisitions, due to changes in:
           Accounts receivable                                      22,631         (991)      4,978      (22,122)
           Inventories                                                 522         (260)        737           22
           Prepaid expenses and other current assets                (5,133)      (5,731)    (17,578)      (8,811)
           Accounts payable                                          1,410       (2,107)      8,231       (2,732)
           Due to physician groups                                  (6,158)      (2,278)      3,049        5,038
           Incurred but not reported claims payable                 (6,786)      (1,555)     (4,592)         245
           Other accrued expenses and current liabilities           (7,839)       8,718      (8,153)      11,026
                                                                  --------    ---------    --------    ---------
              Net cash provided by operating activities             41,611       37,843      71,481       74,412
                                                                  --------    ---------    --------    ---------
Cash flows from investing activities:
   Payments for acquisitions, net                                   (4,607)    (105,455)    (35,500)    (139,994)
   Purchase of property and equipment                               (9,487)     (17,815)    (23,836)     (37,970)
   Payments to acquire other assets                                 (1,860)        (821)     (4,953)     (11,133)
                                                                  --------    ---------    --------    ---------
              Net cash used by investing activities                (15,954)    (124,091)    (64,289)    (189,097)
                                                                  --------    ---------    --------    ---------
Cash flows from financing activities:
   Net proceeds from issuance of stock                                 400        9,497       1,270       16,460
   Proceeds from long-term borrowings                                   --      103,000      26,000      139,000
   Repayment of long-term borrowings                               (18,799)      (2,136)    (22,030)      (9,056)
   Repayment of obligations under capital leases                    (1,667)      (1,131)     (3,813)      (1,898)
   Distributions of minority interests                              (4,613)      (3,190)     (7,628)      (4,369)
   Loan costs incurred                                                 (14)        (276)       (785)        (276)
                                                                  --------    ---------    --------    ---------
              Net cash provided (used) by financing activities     (24,693)     105,764      (6,986)     139,861
                                                                  --------    ---------    --------    ---------
Net increase in cash and cash equivalents                              964       19,516         206       25,176

Cash and cash equivalents - beginning of period                     73,556       43,820      74,314       38,160
                                                                  --------    ---------    --------    ---------
Cash and cash equivalents  - end of period                        $ 74,520    $  63,336    $ 74,520    $  63,336
                                                                  ========    =========    ========    =========

See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows, Continued
            Three months and six months ended June 30, 1999 and 1998
                    (All amounts are expressed in thousands)
                                   (Unaudited)

                                                                        THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                             JUNE 30,                  JUNE 30,
                                                                       ---------------------    ---------------------
                                                                         1999         1998        1999         1998
                                                                       --------    ---------    --------    ---------
SUPPLEMENTAL SCHEDULE OF INVESTING ACTIVITIES:
Effects of acquisitions, net:
   Assets acquired, net of cash                                        $ 24,533    $ 207,365    $ 33,588    $ 292,946
   Liabilities paid (assumed), including deferred
      purchase price payments                                           (12,058)     (16,212)      9,420      (41,730)
   Issuance of convertible subordinated notes payable                        --           --          --       (1,317)
   Reduction (issuance) of common stock and warrants                         --      (84,517)        360     (105,974)
   Cash received from disposition of clinic assets                       (7,868)      (1,181)     (7,868)      (3,931)
                                                                       --------    ---------    --------    ---------
         Payments for acquisitions, net                                $  4,607    $ 105,455    $ 35,500    $ 139,994
                                                                       ========    =========    ========    =========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital lease obligations incurred to acquire
   equipment                                                           $     98    $     258    $    114    $     438
                                                                       ========    =========    ========    =========
Conversion of subordinated notes payable
   to common stock                                                     $     --    $      --    $     22    $   2,000
                                                                       ========    =========    ========    =========








See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
            Three months and six months ended June 30, 1999 and 1998

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

(2)    ACQUISITION PRO FORMA INFORMATION

       The unaudited consolidated pro forma net revenue, net earnings and per share amounts of the Company assuming the PrimeCare International, Inc. (PrimeCare), The Morgan Health Group, Inc. (MHG), Carewise, Inc. (Carewise) and First Physician Care, Inc. (FPC) acquisitions had been consummated on January 1, 1998 are as follows (in thousands, except for earnings per share):

                                THREE MONTHS ENDED   SIX MONTHS ENDED
                                   JUNE 30, 1998       JUNE 30, 1998
                                 -----------------   -----------------
       Net revenue                 $   410,571         $   819,440
       Net earnings                     13,991               4,532
       Earnings per share:
           Basic                          0.18                0.06
           Diluted                        0.18                0.06

       The consolidated statements of operations include the results of the above businesses from the dates of their respective acquisitions.

(3)    NET REVENUE

       Net revenue of the Company is comprised of net clinic service agreement revenue, IPA management revenue, net hospital revenue and other operating revenues. Clinic service agreement revenue is equal to the net revenue of the clinics, less amounts retained by physician groups. Net clinic revenue recorded by the physician groups and net hospital revenue are recorded at established rates reduced by provisions for doubtful accounts and contractual adjustments. Contractual adjustments arise as a result of the terms of certain reimbursement and managed care contracts. Such adjustments represent the difference between charges at established rates and estimated recoverable amounts and are recognized in the period the services are rendered. Any differences between estimated contractual adjustments and actual final settlements under reimbursement contracts are recognized as contractual adjustments in the year final settlements are determined. With the exception of the Company's wholly owned subsidiary, PrimeCare, and certain clinics acquired as a part of the FPC acquisition, the physician groups, rather than the Company, enter into managed care contracts. Through calculation of its service fees, the Company shares indirectly in any capitation risk assumed by its affiliated physician groups.

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

       The following represent amounts included in the determination of net revenue (in thousands):

                                                            THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                JUNE 30,                JUNE 30,
                                                           -------------------   -----------------------
                                                             1999       1998         1999         1998
                                                           --------   --------   ----------   ----------

       Gross physician group, hospital and other revenue   $876,812   $878,837   $1,786,481   $1,720,638
       Less:
           Provisions for doubtful accounts
                 and contractual adjustments                377,633    350,605      761,227      689,894
                                                           --------   --------   ----------   ----------
                 Net physician group, hospital
                    and other revenue                       499,179    528,232    1,025,254    1,030,744
       IPA revenue                                          279,781    181,197      548,941      300,478
                                                           --------   --------   ----------   ----------
                 Net physician group, hospital, IPA
                    and other revenue                       778,960    709,429    1,574,195    1,331,222
       Less amounts retained by physician
           groups and IPAs:
           Physician groups                                 173,692    187,030      356,316      363,063
           Clinic technical employee compensation            22,155     23,567       45,445       46,795
           IPAs                                             189,625    127,382      362,402      227,219
                                                           --------   --------   ----------   ----------
                 Net revenue                               $393,488   $371,450   $  810,032   $  694,145
                                                           ========   ========   ==========   ==========


(4)    BUSINESS SEGMENTS

       The Company has two reportable segments: physician clinics and IPAs. The physician clinics have been subdivided into multi-specialty and group formation clinics for purposes of disclosure. The Company derives its revenues primarily from operating multi-specialty medical clinics and managing IPAs (See Note 3). In addition, the Company provides health care decision-support services and operates two hospitals that do not meet the quantitative thresholds for reportable segments.

                                                                     (Continued)

                          PHYCOR, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

       The Company evaluates performance based on earnings from operations before asset revaluation and clinic restructuring charges, merger expenses, minority interest and income taxes. The following is a financial summary by business segment for the periods indicated (in thousands):

                                                                       THREE MONTHS ENDED             SIX  MONTHS ENDED
                                                                             JUNE 30,                      JUNE 30,
                                                                    --------------------------    --------------------------
                                                                        1999           1998           1999           1998
                                                                    -----------    -----------    -----------    -----------
       Multi-specialty clinics:
           Net revenue                                              $   278,951    $   281,618    $   573,369    $   551,381
           Operating expenses(1)                                        252,171        250,284        518,782        487,877
           Interest income                                                 (349)          (383)          (684)          (569)
           Interest expense                                              19,365         18,366         38,435         35,361
           Earnings before taxes and minority interest(1)                 7,764         13,351         16,836         28,712
           Depreciation and amortization                                 17,094         17,961         36,079         32,951
           Segment Assets                                             1,290,950      1,360,420      1,290,950      1,360,420

       Group formation clinics:
           Net revenue                                                   10,946         30,173         23,523         63,661
           Operating expenses(1)                                         10,075         27,732         21,454         57,317
           Interest  (income) expense                                      (280)            32           (421)            57
           Interest expense                                               1,092          3,784          2,482          7,306
           Earnings (loss) before taxes and minority interest(1)             59         (1,375)             8         (1,019)
           Depreciation and amortization                                    855          2,422          1,539          4,089
           Segment Assets                                                65,500        193,144         65,500        193,144

       IPAs:
           Net revenue                                                   90,156         53,815        186,539         73,259
           Operating expenses(1)                                         82,314         44,101        167,493         57,548
           Interest income                                                 (601)          (536)        (1,245)          (629)
           Interest expense                                               2,795          2,760          5,516          3,796
           Earnings before taxes and minority interest(1)                 5,648          7,490         14,775         12,544
           Depreciation and amortization                                  4,025          1,923          6,998          2,861
           Segment Assets                                               333,204        252,266        333,204        252,266

       Corporate and other(2):
           Net revenue                                                   13,435          5,844         26,601          5,844
           Operating expenses(1)                                         20,495         12,594         42,706         19,618
           Interest (income) expense                                        141            140            248           (351)
           Interest income                                              (13,130)       (15,629)       (26,446)       (29,660)
           Earnings before taxes and minority interest(1)                 5,929          8,739         10,093         16,237
           Depreciation and amortization                                  2,144            529          4,272          1,109
           Segment Assets                                               132,266         86,516        132,266         86,516

       ----------------------------

       (1) Amounts exclude provision for asset revaluation and clinic restructuring and merger expenses.

       (2) This segment includes corporate costs and all real estate holdings as well as the results for CareWise and the hospitals managed by the Company.





                                                                     (Continued)

                          PHYCOR, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

 (5)   ASSET REVALUATION AND CLINIC RESTRUCTURING

       Asset revaluation charges totaling $13.7 million were recorded in the second quarter of 1999. These charges related to adjustments of the carrying value of the Company's assets at three clinics as a result of the sale or pending agreements to sell certain assets associated with the related service agreements.

       Additionally, restructuring charges totaling $675,000 were recorded in the second quarter of 1999 with respect to operations that are being sold or closed. These charges were comprised of approximately $165,000 in facility and lease termination costs, $383,000 in severance costs and $127,000 in other exit costs. During the second quarter and first six months of 1999, the Company paid approximately $464,000 and $704,000, respectively, in facility and lease termination costs, $1,233,000 and $1,674,000, respectively, in severance costs and $1,525,000 and $3,616,000, respectively, in other exit costs. At June 30, 1999, accrued expenses payable included remaining reserves for clinics to be restructured and exit costs for disposed clinic operations of approximately $8,299,000, which included $1,573,000 in facility and lease termination costs, $3,695,000 in severance costs and $3,031,000 in other exit costs.

       Clinic net assets expected to be disposed of during the remainder of 1999 totaled approximately $72.4 million at June 30, 1999, and consisted of current assets, property and equipment, other assets and current liabilities which will be assumed from two clinics associated with the fourth quarter 1998 asset revaluation charge, one clinic associated with the second quarter 1999 asset revaluation charge and two additional clinics for which no asset revaluation charge has been taken as of June 30, 1999.

       Net revenue and pre-tax income (losses) from the clinics and the IPA
       (MHG) disposed of or to be disposed of and included in assets held for sale at June 30, 1999, totaled $28.6 million and ($60,000), respectively, for the three months ended June 30, 1999 and $83.0 million and $100,000, respectively, for the first six months of 1999. Net revenue and pre-tax income from the clinics and the IPA disposed of or to be disposed of and included in assets held for sale at June 30, 1999, totaled $59.8 million and $1.6 million, respectively, for the three months ended June 30, 1998 and $126.2 million and $3.1 million, respectively, for the first six months of 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         PhyCor, Inc. ("PhyCor" or the "Company") is a medical network management company that operates multi-specialty medical clinics, develops and manages independent practice associations ("IPAs") and provides health care decision-support services, including demand management and disease management services, to managed care organizations, health care providers, employers and other group associations. In connection with multi-specialty clinic operations, the Company manages and operates two hospitals and four health maintenance organizations. As of June 30, 1999, the Company operated 52 medical groups with 3,308 physicians in 25 states and managed IPAs with approximately 26,000 physicians in 34 markets. On such date, the Company's affiliated physicians provided medical services under capitated contracts to approximately 1,555,000 patients, including approximately 326,000 Medicare/Medicaid eligible patients. The Company also provided health care decision-support services to approximately
3.0 million individuals within the United States and an additional 500,000 under foreign country license agreements.

         The Company's strategy is to position its affiliated multi-specialty medical groups and IPAs to be the physician component of organized health care systems. PhyCor believes that physician organizations are a critical element of organized health care systems because physician decisions determine the cost and quality of care.

         A substantial majority of the Company's revenue in the first six months of 1999 and 1998 was earned under service agreements with multi-specialty clinics. Revenue earned under substantially all of the service agreements is equal to the net revenue of the clinics, less amounts retained by physician groups. The service agreements contain financial incentives for the Company to assist the physician groups in increasing clinic revenues and controlling expenses.

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

         The Company continues to seek additional affiliations with multi-specialty clinics and IPAs, however, the Company anticipates that its acquisition growth will continue to be slower than in previous years. During the first six months of 1999, the Company affiliated with several smaller medical practices, made deferred acquisition payments to certain physician groups pursuant to the terms of their respective agreements and completed purchase accounting for acquisitions consummated within the last twelve months, adding a total of approximately $25.0 million in assets. The principal asset acquired was service agreement rights, which is an intangible asset. The consideration for the acquisitions consisted of approximately 53% cash and 47% liabilities assumed. The cash portion of the aggregate purchase price was funded by a combination of operating cash flow and borrowings under the Company's bank credit facility.

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

RESULTS OF OPERATIONS

         The following table shows the percentage of net revenue represented by various expenses and other income items reflected in the Company's Consolidated Statements of Operations:

                                                 THREE MONTHS                     SIX MONTHS
                                                ENDED JUNE 30,                  ENDED JUNE 30,
                                           1999              1998           1999              1998
                                          ------            ------         ------            ------

Net revenue                                100.0%            100.0%         100.0%            100.0%
Operating expenses
   Cost of provider services                12.6               7.0           13.2               3.7
   Salaries, wages and benefits             32.3              34.2           32.1              35.7
   Supplies                                 14.7              15.2           14.6              15.8
   Purchased medical services                2.3               2.5            2.4               2.7
   Other expenses                           15.2              14.4           14.6              14.8
   General corporate expenses                1.8               2.1            1.9               2.2
   Rents and lease expense                   7.8               8.5            7.8               8.9
   Depreciation and amortization             6.1               6.2            6.0               5.9
   Provision for asset revaluation
       and clinic restructuring              3.6                --            3.0               3.2
   Merger expenses                            --                --             --               2.0
                                          ------            ------         ------            ------
Net operating expenses                      96.4 (A)          90.1           95.6 (A)          94.9 (A)
                                          ------            ------         ------            ------
       Earnings from operations              3.6 (A)           9.9            4.4 (A)           5.1 (A)
Interest income                             (0.3)             (0.2)          (0.3)             (0.2)
Interest expense                             2.6               2.5            2.5               2.4
                                          ------            ------         ------            ------
       Earnings before income taxes
           and minority interest             1.3 (A)           7.6            2.2 (A)           2.9 (A)
Income tax expense                           0.2 (A)           2.4            0.7 (A)           0.8 (A)
Minority interest                            0.9               1.1            1.0               1.0
                                          ------            ------         ------            ------
       Net earnings                          0.2%(A)           4.1%           0.5%(A)           1.1%(A)
                                          ======            ======         ======            ======

(A) Excluding the effect of the provision for asset revaluation and clinic restructuring and merger expenses in 1999 and 1998, net operating expenses, earnings from operations, earnings before income taxes and minority interest, income tax expense and net earnings, as a percentage of net revenue, would have been 92.8%, 7.2%, 4.9%, 1.5% and 2.5%, respectively, for the three months ended June 30, 1999, 92.6%, 7.4%, 5.2%, 1.6% and 2.6%, respectively, for the six months ended June 30, 1999, and 89.7%, 10.3%, 8.1%, 2.6% and 4.5%, respectively, for the six months ended June 30, 1998.

1999 Compared to 1998

         Net revenue increased $22.0 million, or 5.9%, from $371.5 million for the second quarter of 1998 to $393.5 million for the second quarter of 1999, and from $694.1 million for the first six months of 1998 to $810.0 million for the first six months of 1999, an increase of 16.7%. Net revenue from multi-specialty and group formation clinics

("Clinic Net Revenue") decreased in the second quarter of 1999 from the second quarter of 1998 by $21.9 million, which was comprised of (i) a $21.5 million decrease in service fees for reimbursement of clinic expenses incurred by the Company and (ii) a $400,000 decrease in the Company's fees from clinic operating income and net physician group revenue. Increases in Clinic Net Revenue of $10.0 million from clinics acquired during or subsequent to the second quarter of 1998 were offset by reductions in Clinic Net Revenue, as a result of clinic operations disposed of in 1998 and 1999, of $31.8 million from the second quarter of 1998 to 1999. Clinic Net Revenue decreased in the first six months of 1999 from the first six months of 1998 by $18.2 million, which was comprised of
(i) a $24.5 million decrease in service fees for reimbursement of clinic expenses incurred by the Company and (ii) a $6.3 million increase in the Company's fees from clinic operating income and net physician group revenue. Increases in Clinic Net Revenue of $34.8 million from clinics acquired during 1998 were offset by reductions in Clinic Net Revenue, as a result of clinic operations disposed of in 1998 and 1999, of $55.3 million from the first six months of 1998 to 1999. Net revenue from IPAs increased $36.4 million, or 67.7%, from $53.8 million for the second quarter of 1998 to $90.2 million for the second quarter of 1999, and from $73.3 million for the first six months of 1998 to $186.5 million for the first six months of 1999, an increase of 154.4%. These increases were driven by net revenues from the acquisitions of PrimeCare International, Inc. ("PrimeCare") and The Morgan Health Group, Inc. ("MHG") in 1998, additional IPA markets entered into subsequent to the first quarter of 1998 and internal growth of existing IPA markets. Net revenue from the 40 service agreements (excluding clinics being restructured or related assets sold) and 23 IPA markets in effect for the second quarter of 1999 and 1998 increased by $19.0 million, or 7.5%, for the second quarter of 1999 and $44.5 million, or 8.6%, for the six months ended June 30, 1999, compared with the same periods in 1998. Same market growth resulted from the addition of new physicians, increases in IPA enrollment, the expansion of ancillary services and increases in patient volume and fees.

         During the second quarter and first six months of 1999, most categories of operating expenses decreased as a percentage of net revenue when compared to the same periods in 1998. The addition of cost of provider services is a result of the acquisitions of PrimeCare and MHG in 1998. PrimeCare and MHG own and manage IPAs, and each is a party to certain managed care contracts, resulting in the Company presenting such revenue on a "grossed-up basis." Under this method, the cost of provider services (payments to physicians and other providers under compensation, sub-capitation and other reimbursement contracts) is not included as a deduction to net revenue of the Company but is reported as an operating expense. This revenue reporting has an impact on the Company's operating expenses as a percentage of net revenue. Excluding the impact of PrimeCare's and MHG's revenue reporting, supplies expense, other expenses, depreciation and amortization and interest expense increased as a percentage of net revenue in 1999 over the same period in 1998. The increase in supplies expense is a result of the continued increases in costs of drugs and medications. Other expenses increased as a result of acquisitions completed during the second quarter of 1998 with higher levels of these expenses compared to the existing base of operations. In addition, during the second quarter of 1999 the Company incurred costs associated with information systems conversions in some of its IPA markets that caused other expenses to increase when compared to the same period in 1998. The increase in depreciation and amortization expense resulted from the impact of 1998 acquisitions. Excluding the impact of PrimeCare's and MHG's revenue reporting, rents and lease expense decreased as a percentage of net revenue in 1999 over the same period in 1998. This decrease is a result of the disposition of certain of the Company's group formation clinics during 1998. These clinics' rents and lease expense as a percentage of net revenue was higher than the current base of clinics.

         In the second quarter of 1999, the Company recorded a pre-tax asset revaluation and clinic restructuring charge of approximately $14.4 million related to the sale or pending sale of its clinic operating assets and the termination of its related agreements in Birmingham, Alabama, Kingsport, Tennessee and Palm Beach, Florida, which is a First Physician Care, Inc. ("FPC") clinic. For additional discussion, see "Liquidity and Capital Resources."

         The provision for clinic restructuring of approximately $9.5 million in the first quarter of 1999 related to three of the Company's clinics, certain FPC clinics and MHG that were being restructured or disposed of and included facility and lease termination costs, severance costs and other exit costs. In the fourth quarter of 1998, the Company recorded a pre-tax charge of $110.4 million related to asset revaluation at primarily these same clinics and MHG. For additional discussion, see "Liquidity and Capital Resources."

         The provision for clinic restructuring of $22.0 million in the first quarter of 1998 related to seven of the Company's clinics that were being restructured or disposed of and included facility and lease termination costs, severance and other exit costs. In the fourth quarter of 1997, the Company recorded a pre-tax charge of $83.4 million related to asset revaluation at these same clinics. The charges addressed operating issues that developed in four of the Company's multi-specialty clinics that represent the Company's earliest developments of such clinics through the formation of new groups. Three other clinics included in the 1997 charge represent clinics disposed of during 1998 because of a variety of negative operating and market-specific issues. For additional discussion, see "Liquidity and Capital Resources."

         Net revenue and pre-tax losses from operations disposed of as of June 30, 1999 were $1.4 million and $100,000 for the three months ended June 30, 1999, and $33.2 million and $400,000 for the three months ended June 30, 1998, respectively. Net revenue and pre-tax losses from operations disposed of as of June 30, 1999 were $19.0 million and $100,000 for the six months ended June 30, 1999, and $74.3 million and $300,000 for the six months ended June 30, 1998, respectively. The Company recorded no gain or loss resulting from the disposition of these clinics based on adjusted asset values. Net revenue and pre-tax income from the remaining operations to be disposed of were $27.2 million and $40,000 for the three months ended June 30, 1999, and $26.6 million and $2.0 million for the three months ended June 30, 1998, respectively. Net revenue and pre-tax income from the remaining operations to be disposed of were $64.0 million and $200,000 for the six months ended June 30, 1999, and $51.9 million and $3.4 million for the six months ended June 30, 1998, respectively. For additional discussion, see "Liquidity and Capital Resources."

         The Company also recorded a pre-tax charge to earnings of approximately $14.2 million in the first quarter of 1998 relating to the termination of its merger agreement with MedPartners, Inc. This charge represents PhyCor's share of investment banking, legal, travel, accounting and other expenses incurred during the merger negotiation process.

         The Company expects an effective tax rate of approximately 37.5% in 1999 before the tax benefit of the provision for asset revaluation and clinic restructuring discussed above as compared to a rate of 37.6% in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1999, the Company had $211.3 million in working capital, compared to $187.9 million as of December 31, 1998. Also, the Company generated $41.6 million of cash flow from operations for the second quarter of 1999 compared to $37.8 million for the second quarter of 1998 and $71.5 million for the first six months of 1999 compared to $74.4 million for the same period in 1998. At June 30, 1999, net accounts receivable of $342.5 million amounted to 61 days of net clinic revenue compared to $378.7 million and 64 days at the end of 1998.

         In conjunction with its securities repurchase program, the Company repurchased approximately 2.6 million shares of common stock for approximately $12.6 million in 1998. The Company has repurchased 441,300 shares of common stock for approximately $2.0 million to date in 1999.

         During the second quarter of 1999, the Company announced a definitive agreement allowing for a strategic investment in the Company of up to $200.0 million by funds managed by E.M. Warburg, Pincus and Co., LLC ("Warburg, Pincus"). Under the terms of the agreement, Warburg, Pincus will purchase zero coupon convertible subordinated notes for $127.5 million which will accrete to a maturity value of approximately $404.5 million on the fifteenth anniversary of the issuance date. The Company intends to use approximately $30.0 million of the proceeds to repurchase shares of the Company's common stock or convertible subordinated debentures, and the remainder, net of offering costs, will be used for repayment of indebtedness under the Company's bank credit facility. In addition, Warburg, Pincus intends to acquire up to $72.5 million of the Company's common stock in the open market, through privately negotiated transactions, or otherwise depending on market conditions and subject to the receipt of any required regulatory approvals. The Company has received approval from its lenders to amend its bank credit facility to provide for the pending issuance of the zero coupon notes and related matters. The amendment will be effective upon completion of the Warburg, Pincus transaction, which is pending certain state insurance regulatory approvals. The Company currently estimates it will receive the appropriate regulatory approvals in the third quarter of 1999.

         Option exercises, other issuances of common stock and net earnings for the first six months of 1999 resulted in an increase of $4.6 million in shareholders' equity compared to December 31, 1998.

         Capital expenditures during the first six months of 1999 totaled $23.8 million. The Company is responsible for capital expenditures at its affiliated clinics under the terms of its service agreements. The Company expects to make approximately $40.0 million in additional capital expenditures during the remainder of 1999.

         Deferred acquisition payments are payable to physician groups in the event such physician groups attain predetermined financial targets during established periods of time following the acquisitions. If each group satisfied its applicable financial targets for the periods covered, the Company would be required to pay an aggregate of approximately $48.1 million of additional consideration over the next five years, of which a maximum of $8.4 million would be payable during the next twelve months.

         In the fourth quarter of 1997, PhyCor recorded a pre-tax charge to earnings of $83.4 million related to the revaluation of assets of seven of the Company's multi-specialty clinics. In the first quarter of 1998, the Company also recorded an additional charge of $22.0 million relating to these clinics that are being restructured or disposed of including facility and lease termination, severance and other exit costs. These pre-tax charges were partially in response to issues that arose in four of the Company's multi-specialty clinics that represented the Company's earliest developments of such clinics through the formation of new groups. The clinics were considered to have an impairment of certain current assets, property and equipment, other assets and intangible assets because of certain groups of physicians within a larger clinic terminating their relationship with the medical group affiliated with the Company and therefore affecting future cash flows. Three other clinics included in the charge represented clinics being disposed of because of a variety of negative operating and market issues, including those related to market position and clinic demographics, physician relations, physician departure rates, declining physician incomes, physician productivity, operating results and ongoing viability of the existing medical group. Although these factors have been present individually from time to time in various affiliated clinics and could occur in future clinic operations, the combined effect of the existence of these factors at the clinics disposed of resulted in clinic operations that made it difficult for the Company to effectively manage the clinics. One of these clinics was sold in the first quarter of 1998 and the second sale was completed April 1, 1998. The remaining clinic was disposed of in July 1998. These clinics were sold below book value because of the reasons noted above, and given such facts, a sale at a discount to carrying value was considered more cost effective than a closure which would subject the Company to additional costs.

         In the third quarter of 1998, the Company recorded a net pre-tax asset revaluation charge of $92.5 million, which is comprised of a $103.3 million charge less the reversal of certain restructuring charges recorded in the first quarter of 1998. This charge related to deteriorating negative operating trends for three group formation clinic operations which were included in the fourth quarter 1997 asset revaluation charge and the corresponding decision to dispose of those assets. Additionally, this charge provided for the disposition of assets of two group formation clinics that were not included in the fourth quarter 1997 asset revaluation charge and the revaluation of primarily intangible assets at an additional group formation clinic that will be disposed. The third quarter 1998 asset revaluation charge included current assets, property and equipment, other assets and intangible assets of $4.2 million, $3.8 million, $6.7 million and $77.8 million, respectively. Amounts received upon the dispositions of the assets approximated the post-charge net carrying value.

         In the fourth quarter of 1998, the Company recorded a pre-tax asset revaluation charge of $110.4 million. Approximately $26.0 million of this charge related to adjustments of the carrying value of the Company's assets at Holt-Krock Clinic ("Holt-Krock") and Burns Clinic Medical Center ("Burns") as a result of agreements to sell certain assets associated with these service agreements. In addition, this charge provided for the write-off of $31.6 million of goodwill recorded in connection with the MHG acquisition. Subsequent to the completion of this acquisition, MHG received claims from its major payor for costs arising before the acquisition that revealed that MHG's costs significantly exceeded its revenues under the payor contract prior to the date of acquisition. PhyCor continued to fund losses under this payor contract while attempting to renegotiate payment terms with the payor to allow for this payor contract to be economically viable. A mutually beneficial agreement could not be reached. The payor contract terminated by mutual agreement on April 30, 1999. PhyCor commenced closing its MHG operation effective April 30, 1999 and is attempting to recover its investment in MHG from the sellers of MHG, but there can be no assurance of a recovery.

         Also included in the fourth quarter 1998 pre-tax charge is $18.1 million related to certain FPC clinics that were experiencing significant negative operating results. PhyCor recorded the asset revaluation charge primarily to write down goodwill from the FPC acquisition to recognize the expected decline in future cash flows of the investment. The Company is selling certain FPC clinic assets and discontinuing the related clinic operations. The Company completed the termination of its agreements with the FPC clinic in Fort Worth, Texas in the second quarter of 1999. Also, the Company had invested significantly in the operation of the Lexington Clinic to support the growth and expansion of the Lexington Clinic and its affiliated HMO. Lexington Clinic's financial performance has been negatively impacted by the combination of poor financial performance at a number of satellite locations, a challenging and extended information system conversion, a potential loss arising from a dispute with one of the HMO's payors and the repayment of funds used to finance the Lexington Clinic's and the HMO's growth. In light of the existing circumstances, realization of certain of PhyCor's assets related to the Lexington Clinic was unlikely. Accordingly, the Company recorded an asset revaluation pre-tax charge in the fourth quarter of 1998 of approximately $34.7 million to reduce to net realizable value its investments in numerous satellite operations and to provide a reserve for amounts owed by Lexington Clinic based upon expected future cash flows. There can be no assurance that the Company will realize the full carrying value of its remaining investment in the Lexington Clinic operation of approximately $87.7 million as of June 30, 1999. The fourth quarter 1998 asset revaluation charge included current assets, property and equipment, other assets and intangible assets of $3.7 million, $3.7 million, $27.0 million and $76.0 million, respectively. The pre-tax restructuring charge of approximately $9.5 million in the first quarter of 1999 related to facility and lease termination, severance and other exit costs associated primarily with the clinics mentioned above and MHG. Additionally, asset recoveries on clinics disposed of totaling $1.9 million were used to revalue certain assets associated with the FPC clinics in the first quarter of 1999.

         In the second quarter of 1999, the Company recorded a pre-tax asset revaluation charge of $13.7 million. This charge related to the sale or pending sale of its clinic operating assets and the termination of its related agreements in Birmingham, Alabama, Kingsport, Tennessee and an FPC clinic in Palm Beach, Florida. The second quarter 1999 asset revaluation charge included current assets, property and equipment, and intangible assets of $2.0 million, $1.5 million and $10.2 million, respectively. The pre-tax restructuring charge of $675,000 in the second quarter of 1999 related to facility and lease termination, severance and other exit costs associated with selling the FPC clinic in Palm Beach, Florida and closing a small IPA.

         During the second quarter of 1999, the Company received approximately $7.9 million related to the sale of assets associated with clinics, in addition to certain liabilities being assumed by the purchasers. The amounts received upon disposition of the assets approximated the post-charge net carrying value. One of the clinics sold will continue to participate in the Company's IPA operations.

         At June 30, 1999, the Company had a total of four group formation clinics and one FPC clinic that have characteristics similar to group formation clinics. The total assets of the remaining four group formation clinics and similar FPC clinic were $46.3 million, including net intangible assets of $20.4 million at June 30, 1999. Net revenue and pre-tax income (losses) from the group formation and similar FPC clinics were $11.5 million and ($1.1 million), respectively, for the three months ended June 30, 1999, and $11.7 million and $200,000, respectively, for the three months ended June 30, 1998. Net revenue and pre-tax income (losses) from the group formation and similar FPC clinics were $24.0 million and ($1.6 million), respectively, for the six months ended June 30, 1999, and $22.9 million and $600,000, respectively, for the six months ended June 30, 1998.

         At June 30, 1999, net assets currently expected to be sold during the remainder of 1999 totaled approximately $72.4 million after taking into account the charges discussed above relating to clinics with which the Company intends to terminate its affiliation. These net assets consisted of current assets, property and equipment, other assets and current liabilities which will be assumed. The Company intends to recover these amounts during 1999 as the asset sales occur. However, there can be no assurance that the Company will recover this entire amount. Subsequent to June 30, 1999, the Company completed the sale of two clinics and received approximately $32.8 million on those assets held for sale, with the purchasers assuming certain liabilities. Amounts received upon the disposition of the assets approximated the post-charge net carrying value, with the exception of Holt-Krock. An additional $1.4 million in proceeds related to the sale of assets to Sparks Regional Medical Center ("Sparks") is being held in escrow pending the resolution of certain disputed matters. The Company also intends to seek recovery of certain of its remaining assets through litigation against several physicians formerly affiliated with Holt-Krock who did not join Sparks.

         The Company continues to evaluate strategic options with certain affiliated medical groups that may involve the potential sale or disposition of certain clinic operations. These discussions are in the preliminary stages, but depending on their outcome, the Company's financial results could be impacted. The Company currently anticipates potential sales in the third quarter of 1999 involving up to $35.2 million in clinic operating assets related to two additional medical groups comprised of 136 physicians as of June 30, 1999. The Company expects to use the proceeds from these sales to repay amounts outstanding under its bank credit facility. Depending on the form and amount of proceeds from these sales, the expected interest savings from the use of such proceeds may not adequately offset the current earnings contribution of these clinic operations, and the financial results of the Company may be negatively affected. Any gain or loss on these potential transactions or restructuring charges, if necessary, will be recorded when an estimate of such amounts can be determined.

         For various reasons, including legal and regulatory issues, the Company has not been able to consummate its long-term affiliation agreement with the Guthrie Clinic in Sayre, Pennsylvania and has been operating under an interim agreement since 1995. The Company does not currently expect the Guthrie Clinic to renew or extend this interim agreement beyond November 1999. As a result, the Company believes that through existing agreements it is entitled to recover the value of its accumulated Guthrie Clinic assets at their current carrying value and receive repayment of loans made to the Guthrie Clinic, which aggregated approximately $37.7 million at June 30, 1999. There can be no assurance that the Guthrie Clinic will fully comply with the terms of its agreements with the Company.

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

         During the second quarter of 1999, the Company appears to have favorably resolved its outstanding Internal Revenue Service ("IRS") examinations for the years 1988-1995. The IRS had proposed adjustments relating to the timing of recognition for tax purposes of certain revenue and deductions related to accounts receivable, the Company's relationship with affiliated physician groups, and various other timing differences. The tax years 1988 through 1995 have been closed, pending final IRS documents, with respect to all issues without a material financial impact, and the Company is currently not under examination by the IRS for any other taxable year, except for two subsidiaries which are currently under examination for the 1995 tax year.

The Company acquired the stock of these subsidiaries during 1996. The Company believes that it is indemnified by the sellers for any and all tax liabilities resulting from such examinations and does not believe the resolution of these examinations will have a material adverse effect on its financial condition. In August 1999, the Company received a $13.7 million tax refund as a result of applying the 1998 loss carryback to recover taxes paid in 1996 and 1997.

         The Company modified its bank credit facility in March 1999. The Company's bank credit facility, as amended, provides for a five-year, $500.0 million revolving line of credit for use by the Company prior to April 2003 for acquisitions, working capital, capital expenditures and general corporate purposes. The total drawn cost under the facility is either (i) the applicable eurodollar rate plus .625% to 1.50% per annum or (ii) the agent's base rate plus
 .40% to .65% per annum. The total weighted average drawn cost of outstanding borrowings at June 30, 1999 was 6.53%. The amended bank credit facility also provides for an increase from $25 million to $50 million for the aggregate amount of letters of credit which may be issued by the Company relating to its IPA operations and provides that in the event of a reduced rating by certain rating agencies, the Company would be required to pledge as security for repayment of the credit facility the capital stock the Company holds in certain of its subsidiaries. The March 1999 amendment provides for acquisitions without bank approval of up to $25 million individually or $150 million in the aggregate during any 12-month period and limits the amount of its securities the Company may repurchase based upon certain financial ratios.

         The Company modified its synthetic lease facility in March 1999. The Company's synthetic lease facility, as amended, provides off-balance sheet financing of $60 million with an option to purchase leased facilities at the end of the lease term. The total drawn cost under the synthetic lease facility is
 .50% to 1.25% above the applicable eurodollar rate. At June 30, 1999, of the $60 million available under the synthetic lease facility, an aggregate of approximately $26.3 million was drawn under the synthetic lease facility and $26.0 million had been committed to lease properties associated with two of the Company's affiliated clinics. The amended synthetic lease facility is not project specific but is expected to be used for, among other projects, the construction or acquisition of certain medical office buildings related to the Company's operations.

         The Company has received approval from its lenders to amend its bank credit facility and synthetic lease facility to provide for the pending issuance of the zero coupon subordinated convertible notes and related matters associated with the Warburg, Pincus transaction. The total drawn cost under the amended bank credit facility will be either (i) the applicable eurodollar rate plus
 .875% to 1.75% per annum or (ii) the agent's base rate plus .175% to .40% per annum. The amended bank credit facility will provide for an increase from $50 million to $75 million for the aggregate amount of letters of credit which may be issued by the Company. The bank credit facility amendment will allow $30 million of the net proceeds from the zero coupon notes to be used for securities repurchases, with a remaining allowance of $35 million for future securities repurchases. The total drawn cost under the amended synthetic lease facility will be .875% to 1.75% above the applicable eurodollar rate. These amendments will be effective upon completion of the Warburg, Pincus transaction, which is pending certain state insurance regulatory approvals that are expected to be received during the third quarter of 1999.

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

         At June 30, 1999, notional amounts under interest rate swap agreements totaled $210.2 million. Fixed interest rates range from 5.14% to 5.78% relative to the one month or three month floating LIBOR. Up to an additional $15.8 million may be fixed at 5.28% as additional amounts are drawn under the synthetic lease facility prior to April 28, 2000. The swap agreements mature at various dates from July 2003 to April 2005. The lender may elect to terminate the agreement covering $100 million beginning September 2000 and another $100 million beginning October 2000. The FASB has issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which will require the Company to mark certain of its interest rate swap agreements to market due to lender optionality features included in those swap agreements. SFAS No. 133 was amended by the issuance of Statement of Financial Accounting Standards (SFAS) No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133, which defers the required date of adoption by the Company to the first quarter of 2001. Had the Company adopted the requirements of SFAS No. 133 for the six months ended June 30, 1999, the Company estimates it would have recorded a pre-tax non-cash charge to earnings of $378,000. The Company has historically not engaged in trading activities in its interest rate swap agreements and does not intend to do so in the future.

         At June 30, 1999, the Company had cash and cash equivalents of approximately $74.5 million and at August 12, 1999, approximately $126.0 million available under its current bank credit facility. In addition, proceeds from the Warburg, Pincus transaction, net of the $30.0 million expected to be used for securities repurchases and transaction costs, of approximately $92.5 million are expected to be received during the third quarter of 1999. The Company believes that these proceeds and the combination of funds available under the Company's bank credit facility and synthetic lease facility, together with cash reserves, cash flow from other transactions, operations and asset dispositions should be sufficient to meet the Company's current planned acquisition, expansion, capital expenditure and working capital needs over the next year. In addition, in order to provide the funds necessary for the continued pursuit of the Company's long-term acquisition and expansion strategy, the Company may continue to incur, from time to time, additional short-term and long-term indebtedness and to issue equity and debt securities, the availability and terms of which will depend upon market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company. The outcome of certain pending legal proceedings described in Part II, Item 1 hereof may have an impact on the Company's liquidity and capital resources.

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

         To address the Year 2000 issue, the Company formed a Year 2000 committee comprised of representatives from a cross-section of the Company's operations as well as the Company's senior management. Beginning in August

1997, the committee, with the assistance of outside consultants, developed a comprehensive plan to address the Year 2000 issue within all facets of the Company's operations. The plan includes processes to inventory, assess, remediate or replace as necessary, and test the Company's IT and Non-IT systems and equipment. In addition, the Company has appointed local project coordinators at all Company-owned facilities who are responsible for overseeing and implementing the comprehensive project management activities at the local subsidiary level. Each project coordinator is responsible for developing a local project plan that includes processes to inventory, assess, remediate or replace as necessary, and test the Company's IT and Non-IT systems and equipment. Each local project coordinator is also responsible for assessing the compliance of the electronic trading partners and business critical vendors for that location. However, the compliance of certain vendors providing business critical IT systems in wide use within the Company is being addressed by the Company's senior management.

         The Company has completed the inventory and assessment phase of business critical IT systems and is in the process of upgrading or replacing those business critical IT systems found not to be compliant, either internally or through the upgrades provided by the Company's vendors. In certain cases, the Company's plan provides for verification of Year 2000 compliance of vendor-supplied IT systems by obtaining warranties and legal representations of the vendors. Much of the remediation is being accomplished as a part of the Company's normal process of standardizing various IT systems utilized by its affiliated clinics and IPAs, although in certain cases the standardization process is moving at an accelerated pace as a result of the Year 2000 issue. As of June 30, 1999, management believed approximately 80% of the Company's business critical IT systems at the Company and its subsidiaries to be Year 2000 compliant as a result of upgrades, replacements or testing. The Company anticipates that all remediation and testing of its business critical IT systems will be completed by November 1999.

         The Company is in the process of completing the inventory and assessment phase of its Non-IT systems and equipment, which are comprised primarily of medical equipment with embedded chip technology that are located throughout the subsidiaries' facilities. The Company is relying primarily on its local project coordinators and on the equipment vendors' representations in order to complete the inventory and assessment phase and either remediate or replace non-compliant equipment. As of June 30, 1999, substantially all of the Company's subsidiaries had completed the inventory and assessment phase, and those facilities had completed approximately 75% of the remediation and testing of Non-IT systems and equipment. The Company estimates that substantially all of its subsidiaries will have substantially completed remediation and testing of Non-IT systems and medical equipment by November 1999.

         The Company is substantially dependent on a wide variety of third parties to operate its business. These third parties include medical equipment and IT software and hardware vendors, medical claims processors that act as intermediaries between the Company's medical practice subsidiaries and the payors of such claims, and the payors themselves, which includes the Health Care Financing Administration ("HCFA"). HCFA paid to the Company Medicare claims that comprised approximately 15% of the Company's net revenue during the first six months of 1999. In most cases, these third party relationships originate and are managed at the local clinic level. The Company estimates that information concerning the Year 2000 readiness of the most significant third parties will be received and analyzed by the Company by October 1999. Together with its trade associations and other third parties, the Company is monitoring the status and progress of HCFA's Year 2000 compliance. HCFA has represented that its systems are or will soon be Year 2000 compliant. Effective April 5, 1999, HCFA began requiring all Medicare providers that submit Medicare claims electronically to do so in an approved Year 2000 compliant format. The process of billing and collecting for Medicare claims involves a number of third parties that the Company does not control, including intermediaries and HCFA independent contractors. The Company believes that most of these third parties are able to comply with HCFA billing requirements. The Company is in the process of verifying the Year 2000 compliance of third parties upon which the Company relies to process claims, including significant third party payors.

         The Company currently is working at the parent company level and with local project coordinators in each of its subsidiary locations to develop contingency plans for business critical IT systems and Non-IT medical equipment to minimize business interruptions and avoid disruption to patient care as a result of Year 2000 related issues. The

Company anticipates that contingency plans for non-compliant business critical IT systems and non-compliant Non-IT medical equipment will be completed by November 1999.

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

         To date, the Company estimates that it has spent approximately $23.0 million on the development and implementation of its Year 2000 compliance plan. The Company believes that it will need to spend an additional $5.0 million for a total of approximately $28 million to complete all phases of its plan, which amounts will be funded from cash flows from operations and, if necessary, with borrowings under the Company's primary credit facility. Of those costs, an estimated $24 million, the majority of which has already been spent, is expected to be incurred to acquire replacement systems and equipment, including amounts spent in connection with standardizing certain of the Company's IT systems that it would have spent regardless of the Year 2000 initiative.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         During the six months ended June 30, 1999, there were no material changes to the Company's quantitative and qualitative disclosures about the market risks associated with financial instruments as described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         The Company and certain of its current and former officers and directors, Joseph C. Hutts, Derril W. Reeves, Richard D. Wright (who is no longer with the Company), Thompson S. Dent, and John K. Crawford have been named defendants in securities fraud class action lawsuits filed in state and federal courts. The factual allegations of the complaints in all lawsuits are substantially identical and assert that during various periods between April 22, 1997 and September 22, 1998, the defendants issued false and misleading statements which materially misrepresented the earnings and financial condition of the Company and its clinic operations and misrepresented and failed to disclose various other matters concerning the Company's operations in order to conceal the alleged failure of the Company's business model. Plaintiffs further assert that the alleged misrepresentations caused the Company's securities to trade at inflated levels while the individual defendants sold shares of the Company's stock at such levels. In each of the lawsuits, the plaintiff seeks to be certified as the representative of a class of all persons similarly situated who were allegedly damaged by the defendants' alleged violations during the "class period." Each of the lawsuits seeks damages in an indeterminate amount, interest, attorneys' fees and equitable relief, including the imposition of a trust upon the profits from the individual defendants' trades. The federal court class action lawsuits have been consolidated in the U.S. District Court for the Middle District of Tennessee. Defendants' motion to dismiss is pending before that court. On June 24, 1999, a lawsuit was filed in that court on behalf of investors in the Company's debt securities. It is anticipated that this lawsuit will be consolidated with the shareholder suits. The state court class action lawsuits have been consolidated in Davidson County, Tennessee. After the Court granted the defendants' motion to dismiss, the plaintiffs filed an amended complaint on July 20, 1999 naming KPMG LLP, the Company's certified public accounting firm, as an additional defendant. Defendants intend to file a motion to dismiss the amended complaint. The Company believes that it has meritorious defenses to all of the claims, and intends to defend vigorously against these actions. There can be no assurance, however, that such defenses will be successful or that the lawsuits will not have a material adverse effect on the Company. The Company's Restated Charter provides that the Company shall indemnify the officers and directors for any liability arising from these suits unless a final judgment establishes liability (a) for a breach of the duty of loyalty to the Company or its shareholders, (b) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law or (c) for an unlawful distribution.

         On January 23, 1999, the Company and Holt-Krock Clinic, P.L.C. ("Holt-Krock") entered into a settlement agreement with Sparks Regional Medical Center and Sparks Regional Medical Center Foundation (collectively, "Sparks") to resolve their lawsuits and all related claims between the parties and certain former Holt-Krock physicians. Effective as of August 1, 1999, Holt-Krock, Sparks and PhyCor consummated the transactions contemplated in the settlement agreement and mutually dismissed their lawsuits and related claims between the parties.
A portion of the proceeds related to the sale of assets to Sparks is being held in escrow pending the resolution of certain disputed matters as to those assets. The Company also intends to seek recovery of certain of its remaining assets through litigation against several physicians formerly affiliated with Holt-Krock who did not join Sparks.

         On February 2, 1999, Prem Reddy, M.D., the former majority shareholder of PrimeCare International, Inc., a medical network management company acquired by the Company in May 1998, filed suit against the Company and certain of its current and former directors and executive officers in United States District Court for the Central District of California. The complaint asserts fraudulent inducement relating to the PrimeCare transaction and that the defendants issued false and misleading statements which materially misrepresented the earnings and financial condition of the Company and its clinic operations and misrepresented and failed to disclose various other matters concerning the Company's operations in order to conceal the alleged failure of the Company's business model. The Court has recently granted a motion to dismiss the action with respect to all the officers and directors of the Company in their individual capacities, however, the plaintiff has leave to amend his complaint. The Company believes that it has meritorious defenses to all of the claims and intends to vigorously defend this suit, however, there can be no assurance that if the Company is not successful in litigation, that this suit will not have a material adverse effect on the Company.

         On February 6, 1999, White-Wilson Medical Center, P.A. ("White - Wilson") filed suit against PhyCor of Fort Walton Beach, Inc., the PhyCor subsidiary with which it is a party to a service agreement, in the United States District Court for the Northern District of Florida. White-Wilson is seeking a declaratory judgment regarding the enforceability of the fee arrangement in light of an opinion of the Florida Board of Medicine and OIG Advisory Opinion 98-4. This action has been stayed pending negotiations by the parties. Additionally, on March 17, 1999, the Clark-Holder Clinic, P.A. filed suit against PhyCor of LaGrange, Inc., the PhyCor subsidiary with which it is a party to a service agreement, in Georgia Superior Court for Troup County, Georgia similarly questioning the enforceability of the fee arrangement in light of OIG Advisory Opinion 98-4. On April 27, 1999, the Company filed a motion to remove the case to the federal district court in Georgia. The terms of the service agreements provide that the agreements shall be modified if the laws are changed, modified or interpreted in a way that requires a change in the agreements. PhyCor intends to vigorously defend the enforceability of the structure of the management fee against these suits, however, there can be no assurance that if the Company is not successful in such litigation, that these suits will not have a material adverse effect on the Company.

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

         The U.S. Department of Labor (the "Department") is conducting an investigation of the administration of the PhyCor, Inc. Savings and Profit Sharing Plan (the "Plan"). The Department has not completed its investigation, but has raised questions involving certain administrative practices of the Plan in early 1998. The Department has not recommended enforcement action against PhyCor, nor has it identified an amount of liability or penalty that could be assessed against PhyCor. Based on the nature of the investigation, PhyCor believes that its financial exposure is not material. PhyCor intends to cooperate with the Department's investigation. There can be no assurance, however, that PhyCor will not have a monetary penalty imposed against it.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of shareholders of the Company was held on May 25, 1999. At this meeting, the following matters were voted upon by the Company's shareholders:

(A)      ADOPTION OF THE COMPANY'S 1999 INCENTIVE STOCK PLAN

The shareholders of the Company ratified the adoption of the Company's 1999 Incentive Stock Plan.

             Votes Cast in Favor     Votes Cast Against       Abstentions
             -------------------     ------------------       -----------
                 29,934,052               12,942,664            285,608

(B) ELECTION OF CLASS II DIRECTORS

Sam A. Brooks, Jr., Thompson S. Dent, Dr. James A. Moncrief and Kay Coles James were elected to serve as Class II directors of the Company. The vote was as follows:

                                         Votes Cast           Votes Cast Against
         Name                             in Favor               or Withheld
         ----                            ----------           -------------------
         Sam A. Brooks, Jr.              61,425,473                1,307,110
         Thompson S. Dent                58,537,234                4,195,349
         Dr. James A. Moncrief           61,451,955                1,280,628
         Kay Coles James                 58,140,461                4,592,122

(C) SELECTION OF AUDITORS

The shareholders of the Company ratified the appointment of KPMG LLP as the Company's independent auditors for the year ended December 31, 1999, by the following vote:

              Votes Cast in Favor        Votes Cast Against        Abstentions
              -------------------        ------------------        -----------
                 61,871,951                    762,842                97,790

ITEM 5. OTHER INFORMATION.

 The deadline for delivering to the Company notice of shareholder proposals, other than proposals to be included in the proxy statement, for the 2000 Annual Meeting of Shareholders will be March 8, 2000, pursuant to Rule 14a-4. The persons named as proxies in the proxy statement may exercise discretionary authority to vote on any proposals received after such date.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A)      EXHIBITS.

EXHIBIT
NUMBER    DESCRIPTION OF EXHIBITS
------    -----------------------
 3.1  --  Restated Charter of PhyCor (1)
 3.2  --  Amendment to Restated Charter of PhyCor (2)
 3.3  --  Amendment to Restated Charter of PhyCor (3)
 3.4  --  Amended Bylaws of PhyCor (1)
 4.1  --  Specimen of Common Stock Certificate (4)
 4.2  --  Shareholder Rights Agreement, dated February 18, 1994, between PhyCor and First Union National Bank of North Carolina (5)
10.1  --  PhyCor, Inc. 1999 Incentive Stock Plan (6)
10.2  --  Securities Purchase Agreement for Zero Coupon Convertible
          Subordinated Notes due 2014, dated as of June 15, 1999 (7)
10.3  --  Employment Agreement between PhyCor and John K. Crawford, dated as of
          April 20, 1999 (7)
27    --  Financial Data Schedule (for SEC use only)

-------------
(1) Incorporated by reference to exhibits filed PhyCor's Annual Report on Form 10-K for the year ended December 31, 1994, Commission No. 0-19786.

(2) Incorporated by reference to exhibits filed with PhyCor's Registration Statement on Form S-3, Registration No. 33-93018.
(3) Incorporated by reference to exhibits filed with PhyCor's Registration Statement on Form S-3, Registration No. 33-98528.
(4) Incorporated by reference to exhibits filed with PhyCor's Registration Statement on Form S-1, Registration No. 33-44123.
(5) Incorporated by reference to exhibits filed with PhyCor's Current Report on Form 8-K dated February 18, 1994, Commission No. 0-19786.
(6) Incorporated by reference to exhibits filed with PhyCor's Registration Statement on Form S-8, Registration No. 333-58709.
(7)  Filed herewith.

(B)      REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed by the Company for the quarter ended June 30, 1999.

                                   SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PHYCOR, INC.



                                        By: /s/  John K. Crawford
                                            ------------------------------------
                                            John K. Crawford
                                            Executive Vice President and
                                            Chief Financial Officer

 Date:   August 16, 1999

                                  EXHIBIT INDEX

EXHIBIT
NUMBER    DESCRIPTION OF EXHIBITS
------    -----------------------
 3.1  --  Restated Charter of PhyCor (1)
 3.2  --  Amendment to Restated Charter of PhyCor (2)
 3.3  --  Amendment to Restated Charter of PhyCor (3)
 3.4  --  Amended Bylaws of PhyCor (1)
 4.1  --  Specimen of Common Stock Certificate (4)
 4.2  --  Shareholder Rights Agreement, dated February 18, 1994, between PhyCor and First Union National Bank of North Carolina (5)
10.1  --  PhyCor, Inc. 1999 Incentive Stock Plan (6)
10.2  --  Securities Purchase Agreement for Zero Coupon Convertible
          Subordinated Notes due 2014, dated as of June 15, 1999 (7)
10.3  --  Employment Agreement between PhyCor and John K. Crawford, dated as of
          April 20, 1999 (7)
27    --  Financial Data Schedule (for SEC use only)

-------------
(1) Incorporated by reference to exhibits filed with PhyCor's Annual Report on Form 10-K for the year ended December 31, 1994, Commission No. 0-19786.
(2) Incorporated by reference to exhibits filed with PhyCor's Registration Statement on Form S-3, Registration No. 33-93018.
(3) Incorporated by reference to exhibits filed with PhyCor's Registration Statement on Form S-3, Registration No. 33-98528.
(4) Incorporated by reference to exhibits filed with PhyCor's Registration Statement on Form S-1, Registration No. 33-44123.
(5) Incorporated by reference to exhibits filed with PhyCor's Current Report on Form 8-K dated February 18, 1994, Commission No. 0-19786.
(6) Incorporated by reference to exhibits filed with PhyCor's Registration Statement on Form S-8, Registration No. 333-58709.
(7)  Filed herewith.