Form 10-Q
period 1999-09-30
PHYCOR INC /TN/
filed 1999-11-15
CIK 881400

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999.

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition period from _____________ to
         _____________.

                         COMMISSION FILE NUMBER: 0-19786


                                  PHYCOR, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


         TENNESSEE                                             62-1344801
-------------------------------                             ----------------
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                             Identification No.)

30 BURTON HILLS BLVD., SUITE 400
        NASHVILLE, TENNESSEE                                      37215
-------------------------------                             ----------------
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         As of November 12, 1999, 73,443,612 shares of the Registrant's Common Stock were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         PHYCOR, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
              September 30, 1999 (unaudited) and December 31, 1998
                    (All amounts are expressed in thousands)

                                                                                 1999             1998
                                                                              -----------      -----------
                                                                              (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                                                $    85,963      $    74,314
     Accounts receivable, net                                                     251,144          378,732
     Inventories                                                                   11,879           19,852
     Prepaid expenses and other current assets                                     52,490           55,988
     Assets held for sale, net                                                    156,133           41,225
                                                                              -----------      -----------
                  Total current assets                                            557,609          570,111
Property and equipment, net                                                       159,982          241,824
Intangible assets, net                                                            535,843          981,537
Other assets                                                                       43,117           53,067
                                                                              -----------      -----------

                  Total assets                                                $ 1,296,551      $ 1,846,539
                                                                              ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current installments of long-term debt                                   $     2,879      $     4,810
     Current installments of obligations under capital leases                       3,314            5,687
     Bank credit facility debt to be amended (note 9)                             270,000               --
     Accounts payable                                                              40,192           50,972
     Due to physician groups                                                       39,089           51,941
     Purchase price payable                                                        36,609           73,736
     Salaries and benefits payable                                                 29,337           37,077
     Incurred but not reported claims payable                                      44,379           59,333
     Other accrued expenses and current liabilities                               101,236           98,701
                                                                              -----------      -----------
                  Total current liabilities                                       567,035          382,257
Long-term debt, excluding current installments                                      4,700          388,644
Obligations under capital leases, excluding current installments                    1,989            6,018
Purchase price payable                                                              8,898            8,967
Deferred tax credits and other liabilities                                         46,117            8,663
Convertible subordinated notes payable to physician groups                          9,788           47,580
Convertible subordinated notes and debentures                                     297,063          200,000
                                                                              -----------      -----------
                  Total liabilities                                               935,590        1,042,129
                                                                              -----------      -----------
Shareholders' equity:
     Preferred stock, no par value; 10,000 shares authorized:                          --               --
     Common stock, no par value; 250,000 shares authorized; issued
         and outstanding, 73,494 shares in 1999 and 75,824 shares in 1998         839,190          850,657
     Accumulated deficit                                                         (478,229)         (46,247)
                                                                              -----------      -----------
                  Total shareholders' equity                                      360,961          804,410
                                                                              -----------      -----------
                  Total liabilities and shareholders' equity                  $ 1,296,551      $ 1,846,539
                                                                              ===========      ===========

See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
              Three months and nine months ended September 30, 1999
                                    and 1998
     (All amounts are expressed in thousands, except for earnings per share)
                                   (Unaudited)

                                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                    SEPTEMBER 30,
                                                                  ------------------------      ----------------------------
                                                                    1999           1998             1999             1998
                                                                  ---------      ---------      -----------      -----------
Net revenue                                                       $ 371,193      $ 408,487      $ 1,181,225      $ 1,102,632
Operating expenses:
     Cost of provider services                                       48,548         52,669          155,160           78,693
     Salaries, wages and benefits                                   122,288        133,616          382,303          381,307
     Supplies                                                        54,511         58,138          173,105          167,787
     Purchased medical services                                       8,858          9,876           28,183           28,449
     Other expenses                                                  56,636         57,129          174,679          159,688
     General corporate expenses                                       7,086          7,614           22,739           22,755
     Rents and lease expense                                         29,150         33,215           92,455           94,928
     Depreciation and amortization                                   23,634         24,453           72,522           65,463
     Provision for asset revaluation and clinic restructuring       393,358         92,500          417,246          114,500
     Merger expenses                                                     --             --               --           14,196
                                                                  ---------      ---------      -----------      -----------
     Net operating expenses                                         744,069        469,210        1,518,392        1,127,766
                                                                  ---------      ---------      -----------      -----------
         Loss from operations                                      (372,876)       (60,723)        (337,167)         (25,134)
Other (income) expense:
     Interest income                                                 (1,133)          (791)          (3,235)          (2,283)
     Interest expense                                                10,211          9,649           30,198           26,452
                                                                  ---------      ---------      -----------      -----------
         Loss before income taxes, minority
              interest and extraordinary item                      (381,954)       (69,581)        (364,130)         (49,303)
Income tax expense (benefit)                                         51,955        (22,176)          57,746          (16,438)
Minority interest in earnings of consolidated partnerships            2,801          3,438           11,123           10,163
                                                                  ---------      ---------      -----------      -----------
         Loss before extraordinary item                            (436,710)       (50,843)        (432,999)         (43,028)
Extraordinary item - gain from extinguishment
     of convertible subordinated debentures                           1,018             --            1,018               --
                                                                  ---------      ---------      -----------      -----------
         Net loss                                                 $(435,692)     $ (50,843)     $  (431,981)     $   (43,028)
                                                                  =========      =========      ===========      ===========
Loss per share:

     Basic - Continuing operations                                $   (5.76)     $   (0.66)     $     (5.70)     $     (0.61)
              Extraordinary item                                       0.01             --             0.01               --
                                                                  ---------      ---------      -----------      -----------
                                                                      (5.75)         (0.66)           (5.69)           (0.61)
                                                                  =========      =========      ===========      ===========
     Diluted - Continuing operations                                  (5.76)         (0.66)           (5.70)           (0.61)
                  Extraordinary item                                   0.01             --             0.01               --
                                                                  ---------      ---------      -----------      -----------
                                                                      (5.75)         (0.66)           (5.69)           (0.61)
                                                                  =========      =========      ===========      ===========
Weighted average number of shares and dilutive
   share equivalents outstanding:
         Basic                                                       75,722         77,501           75,916           70,448
         Diluted                                                     75,722         77,501           75,916           70,448
                                                                  =========      =========      ===========      ===========

See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
              Three months and nine months ended September 30, 1999
                                    and 1998
                    (All amounts are expressed in thousands)
                                   (Unaudited)

                                                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,               SEPTEMBER 30,
                                                                      --------------------------    ----------------------
                                                                        1999             1998         1999         1998
                                                                      ---------         --------    ---------    ---------
Cash flows from operating activities:
   Net loss                                                           $(435,692)        $(50,843)   $(431,981)   $ (43,028)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
       Depreciation and amortization                                     23,634           24,453       72,522       65,463
       Minority interests                                                 2,801            3,438       11,123       10,163
       Provision for asset revaluation and clinic restructuring         393,358           92,500      417,246      114,500
       Accretion of convertible subordinated debentures                     563               --          563           --
       Merger expenses                                                       --               --           --       14,196
       Increase (decrease) in cash, net of effects of acquisitions, due to changes in:
           Accounts receivable                                            9,246           11,100       14,224      (11,022)
           Inventories                                                   (1,170)            (433)        (265)
           Prepaid expenses and other current assets                      1,116           (3,806)     (16,462)     (12,617)
           Accounts payable                                                (987)           1,581        7,244       (1,151)
           Due to physician groups                                       (8,876)          (5,354)      (5,827)        (316)
           Incurred but not reported claims payable                      (6,718)          (1,535)     (11,310)      (1,290)
           Other accrued expenses and current liabilities                57,412          (32,747)      49,259      (21,721)
                                                                      ---------         --------    ---------    ---------
              Net cash provided by operating activities                  34,687           38,500      106,168      112,912
                                                                      ---------         --------    ---------    ---------
Cash flows from investing activities:
   Dispositions (acquisitions), net                                      38,428          (23,546)       2,928     (163,540)
   Purchase of property and equipment                                   (13,426)         (13,315)     (37,262)     (51,285)
   Payments to acquire other assets                                      (3,993)         (17,231)      (8,946)     (28,364)
                                                                      ---------         --------    ---------    ---------
              Net cash provided (used) by investing activities           21,009          (54,092)     (43,280)    (243,189)
                                                                      ---------         --------    ---------    ---------
Cash flows from financing activities:
   Net proceeds from issuance of convertible notes                       94,496               --       94,496           --
   Net proceeds from issuance of common stock                               343            1,172        1,613       17,632
   Repurchase of common stock                                            (9,027)          (2,321)      (9,027)      (2,321)
   Proceeds from long-term borrowings                                        --            6,000           --      145,000
   Repayment of long-term borrowings                                   (125,338)          (3,630)    (121,368)     (12,686)
   Repayment of obligations under capital leases                         (1,332)          (2,160)      (5,145)      (4,058)
   Distributions of minority interests                                   (3,391)          (4,007)     (11,019)      (8,376)
   Loan costs incurred                                                       (4)             (32)        (789)        (308)
                                                                      ---------         --------    ---------    ---------
              Net cash provided (used) by financing activities          (44,253)          (4,978)     (51,239)     134,883
                                                                      ---------         --------    ---------    ---------
Net increase (decrease) in cash and cash equivalents                     11,443          (20,570)      11,649        4,606

Cash and cash equivalents - beginning of period                          74,520           63,336       74,314       38,160
                                                                      ---------         --------    ---------    ---------
Cash and cash equivalents  - end of period                            $  85,963         $ 42,766    $  85,963    $  42,766
                                                                      =========         ========    =========    =========

See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows, Continued
         Three months and nine months ended September 30, 1999 and 1998
                    (All amounts are expressed in thousands)
                                   (Unaudited)

                                                                        THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                           SEPTEMBER 30,            SEPTEMBER 30,
                                                                       ---------------------    --------------------
                                                                         1999         1998        1999         1998
                                                                       --------    ---------    --------    ---------

SUPPLEMENTAL SCHEDULE OF INVESTING ACTIVITIES:
Effects of acquisitions and dispositions, net:
   Assets acquired (disposed), net of cash                             $ (7,885)   $ 123,533    $ 25,703    $ 416,479
   Liabilities paid (assumed), including
      deferred purchase price payments                                    2,805        4,280      12,225      (37,450)
   Cancellation (issuance) of convertible subordinated notes
      payable                                                             7,000       (7,000)      7,000       (8,317)
   Cancellation (issuance) of common stock and warrants                   3,716      (88,820)      4,076     (194,794)
   Cash received from disposition of clinic assets                      (44,064)      (8,447)    (51,932)     (12,378)
                                                                       --------    ---------    --------    ---------
         Acquisitions (dispositions), net                              $(38,428)   $  23,546    $ (2,928)   $ 163,540
                                                                       ========    =========    ========    =========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital lease obligations incurred to acquire
   equipment                                                           $     11    $     151    $    125    $     589
                                                                       ========    =========    ========    =========
Conversion of subordinated notes payable
   to common stock                                                     $     --    $      --    $     22    $   2,000
                                                                       ========    =========    ========    =========



See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
         Three months and nine months ended September 30, 1999 and 1998

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

(2)    ACQUISITION PRO FORMA INFORMATION

       The unaudited consolidated pro forma net revenue, net loss and per share amounts of the Company assuming the PrimeCare International, Inc. (PrimeCare), The Morgan Health Group, Inc. (MHG), CareWise, Inc. (CareWise) and First Physician Care, Inc. (FPC) acquisitions had been consummated on January 1, 1998 are as follows (in thousands, except for earnings per share):

                                        THREE MONTHS ENDED         NINE MONTHS ENDED
                                        SEPTEMBER 30, 1998        SEPTEMBER 30, 1998
                                        ------------------        ------------------
       Net revenue                         $   411,293             $   1,230,733
       Net loss                                (51,047)                  (46,516)
       Loss per share:
           Basic                                 (0.65)                    (0.61)
           Diluted                               (0.65)                    (0.61)

       The consolidated statements of operations include the results of the above businesses from the dates of their respective acquisitions.

(3)    NET REVENUE

       Net revenue of the Company is comprised of net clinic service agreement revenue, IPA management revenue, net hospital revenue and other operating revenues. Clinic service agreement revenue is equal to the net revenue of the clinics less amounts retained by physician groups. Net clinic revenue recorded by the physician groups is recorded at established rates reduced by provisions for doubtful accounts and contractual adjustments. Contractual adjustments arise as a result of the terms of certain reimbursement and managed care contracts. Such adjustments represent the difference between charges at established rates and estimated recoverable amounts and are recognized in the period the services are rendered. Any differences between estimated contractual adjustments and actual final settlements under reimbursement contracts are recognized as contractual adjustments in the year final settlements are determined. With the exception of the Company's wholly owned subsidiary, PrimeCare, and certain clinics acquired as a part of the FPC acquisition, the physician groups, rather than the Company, enter into managed care contracts. Through calculation of its service fees, the Company shares indirectly in any capitation risk assumed by its affiliated physician groups.

                                                                     (Continued)

                          PHYCOR, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

       IPA management revenue is equal to the difference between the amount of capitation and risk pool payments payable to the IPAs managed by the Company less amounts retained by the IPAs. The Company has not historically been a party to capitated contracts entered into by the IPAs, but is exposed to losses to the extent of its share of deficits, if any, of the capitated revenue of the IPAs. Through the PrimeCare and MHG acquisitions, the Company became a party to certain managed care contracts. Accordingly, the cost of provider services for the PrimeCare and MHG contracts is not included as a deduction to net revenue of the Company but is reported as an operating expense. The Company commenced closing its MHG operations effective April 30, 1999 (See Note 5.)

       The following represent amounts included in the determination of net revenue (in thousands):

                                                           THREE MONTHS ENDED      NINE MONTHS ENDED
                                                              SEPTEMBER 30,           SEPTEMBER 30,
                                                           -------------------   -----------------------
                                                             1999       1998         1999         1998
                                                           --------   --------   ----------   ----------
       Gross physician group, hospital and other revenue   $821,213   $885,078   $2,607,694   $2,605,716
       Less:
           Provisions for doubtful accounts
                 and contractual adjustments                359,429    358,471    1,120,656    1,048,365
                                                           --------   --------   ----------   ----------
                 Net physician group, hospital
                    and other revenue                       461,784    526,607    1,487,038    1,557,351
       IPA revenue                                          270,538    230,489      819,479      530,967
                                                           --------   --------   ----------   ----------
                 Net physician group,
                    hospital, IPA
                    and other revenue                       732,322    757,096    2,306,517    2,088,318
       Less  amounts  retained by  physician
           groups and IPAs:
           Physician groups                                 155,554    174,198      511,870      537,261
           Clinic technical employee compensation            21,137     24,127       66,582       70,922
           IPAs                                             184,438    150,284      546,840      377,503
                                                           --------   --------   ----------   ----------
                 Net revenue                               $371,193   $408,487   $1,181,225   $1,102,632
                                                           ========   ========   ==========   ==========


(4)    BUSINESS SEGMENTS

       The Company has two reportable segments based on the way management has organized its operations: physician clinics and IPAs. The physician clinics have been subdivided into multi-specialty and group formation clinics for purposes of disclosure. The Company derives its revenues primarily from operating multi-specialty medical clinics and managing IPAs (See Note 3). In addition, the Company provides health care decision-support services and operates two hospitals that do not meet the quantitative thresholds for reportable segments and have therefore been aggregated within the corporate and other category.

                                                                     (Continued)

                         PHYCOR, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

       The Company evaluates performance based on earnings from operations before asset revaluation and clinic restructuring charges, merger expenses, minority interest and income taxes. The following is a financial summary by business segment for the periods indicated (in thousands):

                                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                                            ------------------------    ------------------------
                                                              1999           1998         1999           1998
                                                            ---------    -----------    ---------    -----------
       Multi-specialty clinics:
           Net revenue                                      $ 261,228    $   294,164    $ 834,597    $   845,545
           Operating expenses(1)                              238,987        265,692      757,769        753,569
           Interest income                                       (455)          (358)      (1,139)          (927)
           Interest expense                                    18,319         19,072       56,754         54,433
           Earnings before taxes and minority interest(1)       4,377          9,758       21,213         38,470
           Depreciation and amortization                       17,121         18,880       53,200         51,831
           Segment Assets                                     811,912      1,406,489      811,912      1,406,489

       Group formation clinics:
           Net revenue                                         10,548         21,286       34,071         84,947
           Operating expenses(1)                               10,020         19,317       31,474         76,634
           Interest  (income) expense                            (252)           (49)        (673)             8
           Interest expense                                       982          3,124        3,464         10,430
           Loss before taxes and minority interest(1)             202          1,106          194          2,125
           Depreciation and amortization                          830          1,358        2,369          5,447
           Segment Assets                                      49,267         88,176       49,267         88,176

       IPAs:
           Net revenue                                         86,100         80,205      272,639        153,464
           Operating expenses(1)                               80,719         72,039      248,212        129,587
           Interest income                                       (654)          (588)      (1,899)        (1,217)
           Interest expense                                     2,744          2,609        8,260          6,405
           Earnings before taxes and minority interest(1)       3,291          6,145       18,066         18,689
           Depreciation and amortization                        3,429          2,348       10,427          5,209
           Segment Assets                                     298,803        262,191      298,803        262,191

       Corporate and other(2):
           Net revenue                                         13,317         12,832       39,918         18,676
           Operating expenses(1)                               20,985         19,662       63,691         39,280
           Interest (income) expense                              228            204          476           (147)
           Interest income                                    (11,834)       (15,156)     (38,280)       (44,816)
           Earnings before taxes and minority interest(1)       3,938          8,122       14,031         24,359
           Depreciation and amortization                        2,254          1,867        6,526          2,976
           Segment Assets                                     136,569        133,544      136,569        133,544

       ----------------------------

        (1) Amounts exclude provision for asset revaluation and clinic restructuring and merger expenses.

        (2) This segment includes all corporate costs and real estate holdings as well as the results for CareWise and the hospitals managed by the Company.

                                                                     (Continued)

                          PHYCOR, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

 (5)   ASSET REVALUATION AND CLINIC RESTRUCTURING

       During 1999 and 1998, the Company sold clinic operating assets and terminated the related service agreements with a number of clinics affiliated with the Company. In the third quarter of 1999, the Company determined that it was necessary to create more stability for the Company by identifying those clinics which the Company believed were less likely to sustain a relationship with the Company in this changed health care environment and selling the corresponding assets. The Company intends to maintain a core of clinics that it believes can prosper in the changed health care environment. This decision to downsize is intended to allow the Company to focus on strengthening the core clinic operations and to position the Company to resume its growth. These steps will generate cash for the Company and result in a smaller company with clinics that are more stable, have the ability to grow and are committed to the mutual success of the physician groups and the Company.

       In the third quarter of 1999, the Company recorded pre-tax asset revaluation and restructuring charges totaling approximately $393.4 million. The Company is reducing the number of continuing core clinics to 31, and as a result, recorded $198.7 million of asset revaluation and restructuring charges related to 17 clinics the Company has classified as assets held for sale. Three of the 17 clinics represent all of the Company's remaining operations considered to be "group formation clinics". Group formation clinics represented the Company's attempt to create multi-specialty groups by combining the operations of several small physician groups or individual physician practices. The remaining 14 clinics represent multi-specialty clinics that are being disposed because of a variety of negative operating and market issues, including those related to declining reimbursement for Medicare and commercial patient services, market position and clinic demographics, physician relations, physician turnover rates, declining physician incomes, physician productivity, operating results and ongoing viability of the existing medical group.

       Net revenue and pre-tax income (losses) from operations disposed of as of September 30, 1999 were $4.4 million and $300,000 for the three months ended September 30, 1999, and $59.5 million and ($400,000) for the three months ended September 30, 1998, respectively. Net revenue and pre-tax income (losses) from operations disposed of as of September 30, 1999 were $73.8 million and ($2.1 million) for the nine months ended September 30, 1999, and $171.4 million and $1.6 million for the nine months ended September 30, 1998, respectively. Net revenue and pre-tax income (losses) from the remaining operations held for sale were $92.1 million and ($1.5 million) for the three months ended September 30, 1999, and $95.0 million and $4.3 million for the three months ended September 30, 1998, respectively. For the nine months ended September 30, 1999, net revenue and pre-tax income from the remaining operations held for sale were $287.0 million and $2.2 million and $275.6 million and $15.2 million for the nine months ended September 30, 1998, respectively.

       At September 30, 1999, net assets currently expected to be sold during the next 12 months totaled approximately $156.1 million after taking into account the charges discussed above relating to clinics with which the Company intends to terminate its affiliation. These net assets consisted of current assets, property and equipment, intangible assets and other assets less liabilities which are expected to be assumed by purchasers.


                                                                     (Continued)

                          PHYCOR, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

       In the third quarter of 1999, the Company recorded approximately $192.5 million of asset revaluation charges related to the impairment of long-lived assets of certain of its ongoing operating units. Approximately $172.5 million of these charges relate to clinic operations with the remainder relating to the operations of PhyCor Management Corporation ("PMC"), an IPA management company acquired in the first quarter of 1998. In the third quarter of 1999, events such as the anticipated downsizing of some clinics, changes in the Company's expectations relative to efforts to change business mix and improve margins within certain markets, the failure of certain joint venture or ancillary consolidation opportunities, and ongoing local market economic pressure, impacted the Company's estimate of future cash flows for certain long-lived assets and, in some cases, caused the Company to change the estimated remaining useful life for certain long-lived assets. The change in the Company's view on recovery of certain long-lived assets was also evidenced by the recognition in the third quarter of 1999 of the need to change its overall business model for its relationship with medical groups to decrease cash flow to the Company and therefore increase cash flow to the medical group. Fair value for the long-lived assets was determined by utilizing the results of both a discounted cash flow analysis and an earnings before interest, taxes, depreciation and amortization ("EBITDA") sales multiple analysis based on the Company's actual past experience with asset dispositions in similar market conditions.

       In the third quarter of 1999, the Company determined to exit the most significant market in which PMC operates as a result of a variety of factors including primarily the loss of relationships with physicians in that market in the current quarter. In addition, of the remaining markets in which PMC operates, one is expected to be closed in the fourth quarter of 1999 and the others are not expected to generate significant cash flow as certain operations in these markets are expected to be closed in the fourth quarter of 1999 and during 2000. These events impacted the estimated future cash flows relative to the goodwill recorded in the PMC acquisition and resulted in an asset impairment charge of approximately $20.0 million.

       In the second quarter of 1999, the Company recorded a pre-tax asset revaluation charge of $13.7 million. This charge related to the completed sale of one clinic's operating assets and pending sale of two of its clinics' operating assets and the termination of the related agreements with the affiliated physician groups. The factors impacting the decision to sell these assets and terminate the agreements with the affiliated physician groups is consistent with the factors described above.

       The Company completed the sale of four clinics during the third quarter of 1999 and received consideration which consisted of $43.2 million in cash and $3.3 million in notes receivable, in addition to certain liabilities being assumed by the purchasers. Related to one clinic, certain proceeds were being held in escrow pending resolution of certain disputed matters. These matters were resolved in the third quarter of 1999 and the Company recorded an additional asset revaluation charge of $2.2 million in the third quarter and received $1.1 million in cash in the fourth quarter of 1999.

       The Company recorded net pre-tax restructuring charges totaling approximately $3.1 million, $675,000 and $9.5 million in the third, second and first quarters of 1999, respectively. The third quarter 1999 restructuring charge is comprised of a $4.2 million charge less the reversal of certain asset revaluation charges recorded in the third quarter of 1998 due to sales proceeds exceeding carrying value. These charges were comprised of approximately $4.4 million in facility and lease termination costs, $5.1 million in severance costs and $4.9 million in other exit costs.

       During the third quarter and first nine months of 1999, the Company paid approximately $600,000 and $1.2 million, respectively, in facility and lease termination costs, $2.6 million and $4.3 million, respectively, in severance costs and $650,000 and $4.3 million, respectively, in other exit costs. At September 30, 1999, accrued expenses payable included remaining liabilities for clinics to be disposed of and exit costs for disposed clinic operations of approximately $8.7 million, which included $3.4 million in facility and lease termination costs, $2.8 million in severance costs and $2.5 million in other exit costs. The Company estimates that approximately $6.9 million of the remaining liabilities at September 30, 1999 will be paid out during the next twelve months. The remaining $1.8 million primarily relates to long term lease commitments.


                                                                     (Continued)

                          PHYCOR, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

(6)    CONVERTIBLE SUBORDINATED NOTES

       During the second quarter of 1999, the Company announced a definitive agreement allowing for a strategic investment in the Company of up to $200.0 million by funds managed by E.M. Warburg, Pincus and Co., LLC ("Warburg, Pincus"). The agreement allows for two separate series of zero coupon convertible subordinated notes, each resulting in gross proceeds to PhyCor of $100 million. The first of these series ("Series A Notes") was issued on September 3, 1999. Both series of notes are non-voting, have a 6.75% yield, and are convertible at an initial conversion price of $6.67 at the option of the holder into approximately 15.0 million shares of PhyCor common stock. Each series of notes will accrete to a maturity value of approximately $266.4 million at the 15-year maturity date and includes an investor option to put the notes to PhyCor at the end of ten years. The Company used the net proceeds from the Series A Notes of $94.5 million to repay indebtedness outstanding under the Company's credit facility. Issuance of the second series of notes ("Series B Notes") under the current terms is dependent upon market conditions and shareholder approval. There is no assurance that the Series B Notes can be issued or any other investment in the Company by Warburg, Pincus be made under terms mutually acceptable to both parties.

(7)    INCOME TAXES

       Income tax expense of $57.7 million for the nine months ended September 30, 1999 consisted primarily of an increase in the valuation allowance against all deferred tax assets which represented the expected benefits of operating loss carryforwards recorded in previous periods. The realization of such assets is not more likely than not to occur based on historical results and industry trends. The Company will incur no federal income tax and make no federal income tax payments during the foreseeable future as a result of available net operating loss carryforwards.

(8)    EXTRAORDINARY ITEM

       During the third quarter of 1999, the Company purchased $3.5 million of its convertible subordinated debentures for a total consideration of approximately $2.5 million, resulting in an extraordinary gain of approximately $1.0 million.

(9)    SUBSEQUENT EVENTS

       In November 1999, the Company announced that it had determined to sell the assets of 17 of its affiliated clinics and, as a result, was reducing the number of continuing core clinics to 31. Also, during the third quarter of 1999, the Company concluded that it would begin taking significant steps in the fourth quarter of 1999 to change the relationships with the continuing core clinics by restructuring the current service agreements in order to better align incentives and strengthen these groups. These changes in the way the Company structures its relationships with clinics will separate the value of the management services from the provision of capital. The Company estimates these changes will reduce pre-tax earnings by approximately $8.0 million per year, but should provide a more stable relationship with the core clinics. The Company believes that these service agreement amendments should be completed by the end of the first quarter of 2000. The ultimate impact of the changes to the service agreements on pre-tax earnings and cash flow is expected to be determined in the fourth quarter of 1999. There can be no assurance the Company can effect these changes in the manner or time in which it currently anticipates.

       As a result of the asset revaluation and restructuring charges taken in the third quarter of 1999, the Company was not in compliance with certain financial covenants in its bank credit facility and synthetic lease facility as of September 30, 1999. In November 1999, the Company received waivers of compliance with such covenants as of that date through December 30, 1999 and is in the process of obtaining an amendment to the credit facility and the synthetic lease facility. Until the amendment is obtained, amounts outstanding under the bank credit facility are classified as a current liability pursuant to the requirements of the Emerging Issues Task Force Issue 86-30 "Classification of Obligations When a Violation Is Waived by the Creditor".

       In November 1999, the Company entered into a management agreement with the Rockford Health System, a health care delivery system serving northern Illinois and southern Wisconsin, to provide practice management and support services to its related 170-physician group and health plan. The Company also announced an affiliation with Carolina Premier Medical Group, a multi-specialty medical group with 29 physicians serving the Research Triangle area of North Carolina, to provide long-term management services to the medical group effective December 1, 1999.


                                                                     (Continued)

                          PHYCOR, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

 (10)  COMMITMENTS AND CONTINGENCIES

       Litigation

       The Company and certain of its current and former officers and directors have been named defendants in securities fraud class action lawsuits filed in state and federal courts. The factual allegations of the complaints in all lawsuits are substantially identical and assert that during various periods between April 22, 1997 and September 22, 1998, the defendants issued false and misleading statements which materially misrepresented the earnings and financial condition of the Company and its clinic operations and misrepresented and failed to disclose various other matters concerning the Company's operations in order to conceal the alleged failure of the Company's business model. Plaintiffs further assert that the alleged misrepresentations caused the Company's securities to trade at inflated levels while the individual defendants sold shares of the Company's stock at such levels. In each of the lawsuits, the plaintiff seeks to be certified as the representative of a class of all persons similarly situated who were allegedly damaged by the defendants' alleged violations during the "class period." Each of the lawsuits seeks damages in an indeterminate amount, interest, attorneys' fees and equitable relief, including the imposition of a trust upon the profits from the individual defendants' trades. The federal court class action lawsuits have been consolidated in the U.S. District Court for the Middle District of Tennessee. Defendants' motion to dismiss is pending before that court. On June 24, 1999, a lawsuit was filed in that court on behalf of investors in the Company's debt securities. It is anticipated that this lawsuit will be consolidated with the shareholder suits. The state court class action lawsuits have been consolidated in Davidson County, Tennessee. After the Court granted the defendants' motion to dismiss, the plaintiffs filed an amended complaint on July 20, 1999 naming KPMG LLP, the Company's certified public accounting firm, as an additional defendant. KPMG LLP removed the case to federal court. Defendants intend to file a motion to dismiss the amended complaint. The federal court has ordered the parties to participate in mediation. On August 19, 1999, a shareholder derivative action was filed in the Chancery Court of Davidson County, Tennessee. On October 14, 1999, the Chancery Court stayed the case pending the outcome of the federal court litigation. The Company believes that it has meritorious defenses to all of the claims, and intends to defend vigorously against these actions. There can be no assurance, however, that such defenses will be successful or that the lawsuits will not have a material adverse effect on the Company. The Company's Restated Charter provides that the Company shall indemnify the officers and directors for any liability arising from these suits unless a final judgment establishes liability (a) for a breach of the duty of loyalty to the Company or its shareholders, (b) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law or (c) for an unlawful distribution.

       On January 23, 1999, the Company and Holt-Krock Clinic, P.L.C. ("Holt-Krock") entered into a settlement agreement with Sparks Regional Medical Center and Sparks Regional Medical Center Foundation (collectively, "Sparks") to resolve their lawsuits and all related claims between the parties and certain former Holt-Krock physicians. Effective as of August 1, 1999, Holt-Krock, Sparks and the Company consummated the transactions contemplated in the settlement agreement and mutually dismissed their lawsuits and related claims between the parties. The Company intends to seek recovery of certain of its remaining assets through litigation against several physicians formerly affiliated with Holt-Krock who did not join Sparks.

       On February 2, 1999, the former majority shareholder of PrimeCare filed suit against the Company and certain of its current and former directors and executive officers in United States District Court for the Central District of California. The complaint asserts fraudulent inducement relating to the PrimeCare transaction and that the defendants issued false and misleading statements which materially misrepresented the earnings and financial condition of the Company and its clinic operations and misrepresented and failed to disclose various other matters concerning the Company's operations in order to conceal the alleged failure of the Company's business model. The Court granted the Company's motion to dismiss the action with respect to all of its officers and directors, but the plaintiff has amended and refiled his complaint. Discovery has begun in this litigation. The Company believes that it has meritorious defenses to all of the claims and intends to vigorously defend this suit, however, there can be no assurance that if the Company is not successful in litigation, that this suit will not have a material adverse effect on the Company.

                                                                     (Continued)

                          PHYCOR, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

       On February 6, 1999, White-Wilson Medical Center, P.A. ("White - Wilson") filed suit against PhyCor of Fort Walton Beach, Inc., the PhyCor subsidiary with which it is a party to a service agreement, in the United States District Court for the Northern District of Florida. White-Wilson is seeking a declaratory judgment regarding the enforceability of the fee arrangement in light of an opinion of the Florida Board of Medicine and OIG Advisory Opinion 98-4. On November 3, 1999, the Court granted the parties' motion to extend all deadlines by 90 days because of the imminent settlement of all disputes between the parties. Additionally, on March 17, 1999, the Clark-Holder Clinic, P.A. filed suit against PhyCor of LaGrange, Inc., the PhyCor subsidiary with which it is a party to a service agreement, in Georgia Superior Court for Troup County, Georgia similarly questioning the enforceability of the fee arrangement in light of OIG Advisory Opinion 98-4. On April 27, 1999, the Company filed a motion to remove the case to the federal district court in Georgia. On October 7, 1999, the Court granted PhyCor of LaGrange, Inc.'s motion to dismiss the action brought by the physician group.

       Certain litigation is pending against the physician groups affiliated with the Company and IPAs managed by the Company. Certain plaintiffs in such litigation have attempted to join the Company as responsible in whole or in part for activities of the physician groups, IPAs or their physicians. The Company has not assumed any liability in connection with such litigation, and intends to vigorously challenge any theory that the Company is liable for the activities of medical groups, IPAs or their physicians. Claims against the physician groups and IPAs could result in substantial damage awards to the claimants that may exceed applicable insurance coverage limits. While there can be no assurance that the physician groups and IPAs will be successful in any such litigation, the Company does not believe any such litigation will have a material adverse effect on the Company. Certain other litigation is pending against the Company and certain subsidiaries of the Company, none of which management believes would have a material adverse effect on the Company's financial position or results of operations on a consolidated basis.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         PhyCor, Inc. ("PhyCor" or the "Company") is a medical network management company that operates multi-specialty medical clinics, develops and manages independent practice associations ("IPAs"), provides contract management services to hospitals and health systems and provides health care decision-support services, including demand management and disease management services, to managed care organizations, health care providers, employers and other group associations. In connection with multi-specialty clinic operations, the Company manages and operates two hospitals and four health maintenance organizations. At September 30, 1999, the Company operated 48 clinics with 3,158 physicians in 25 states, of which 17 clinics affiliated with 1,038 physicians are held for sale, and managed IPAs with approximately 24,000 physicians in 30 markets. On such date, the Company's affiliated physicians provided medical services under capitated contracts to approximately 1,506,000 patients, including approximately 337,000 Medicare/Medicaid eligible patients. The Company also provided health care decision-support services to approximately 3.3 million individuals within the United States and an additional 500,000 under foreign country license agreements.

         The Company's strategy is to position its affiliated multi-specialty medical groups and IPAs to be the physician component of organized health care systems. PhyCor believes that physician organizations are a critical element of organized health care systems because physician decisions determine the cost and quality of care.

         A substantial majority of the Company's revenue in the first nine months of 1999 and 1998 was earned under service agreements with multi-specialty clinics. Revenue earned under substantially all of the service agreements is equal to the net revenue of the clinics less amounts retained by physician groups. The service agreements contain financial incentives for the Company to assist the physician groups in increasing clinic revenues and controlling expenses.

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

         The Company continues to seek additional affiliations with multi-specialty clinics and IPAs, however, the Company anticipates that its acquisition growth will continue to be slower than in previous years. During the first nine months of 1999, the Company affiliated with several smaller medical practices, made deferred acquisition payments to certain physician groups pursuant to the terms of their respective agreements and completed purchase accounting for acquisitions consummated within the last twelve months, adding a total of approximately $24.2 million in assets. The principal asset acquired was service agreement rights, which is an intangible asset. The consideration for the acquisitions consisted of approximately 53% cash and 47% liabilities assumed. The cash portion of the aggregate purchase price was funded by a combination of operating cash flow and borrowings under the Company's bank credit facility.

         In November 1999, the Company announced that it had determined to sell the assets of 17 of its affiliated clinics and, as a result, was reducing the number of continuing core clinics to 31. Also, during the third quarter of 1999, the Company concluded that it would begin taking significant steps in the fourth quarter of 1999 to change the relationships with the continuing core clinics by restructuring the current service agreements in order to better align incentives and strengthen these groups. These changes in the way the Company structures its relationships with clinics will separate the value of the management services from the provision of capital. The Company estimates these changes will reduce pre-tax earnings by approximately $8.0 million per year, but should provide a more stable relationship with the core clinics. The ultimate impact of the changes to the service agreements is expected to be determined during the fourth quarter of 1999. There can be no assurance the Company can effect these changes in the manner or time in which it currently anticipates.

         In November 1999, the Company entered into a management agreement with the Rockford Health System, a health care delivery system serving northern Illinois and southern Wisconsin, to provide practice management and support services to its related 170-physician group and health plan. The Company also announced an affiliation with Carolina Premier Medical Group, a multi-specialty medical group with 29 physicians serving the Research Triangle area of North Carolina, to provide long-term management services to the medical group effective December 1, 1999.

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

RESULTS OF OPERATIONS

         The following table shows the percentage of net revenue represented by various expenses and other income items reflected in the Company's Consolidated Statements of Operations:

                                                  THREE MONTHS              NINE MONTHS
                                               ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                1999         1998         1999         1998
                                                ----         ----         ----         ----
Net revenue ..............................      100.0%       100.0%       100.0%       100.0%
Operating expenses:
   Cost of provider services .............       13.1         12.9         13.2          7.1
   Salaries, wages and benefits ..........       32.9         32.7         32.4         34.6
   Supplies ..............................       14.7         14.2         14.6         15.2
   Purchased medical services ............        2.4          2.4          2.4          2.6
   Other expenses ........................       15.3         14.0         14.8         14.5
   General corporate expenses ............        1.9          1.9          1.9          2.1
   Rents and lease expense ...............         .8          8.1          7.8          8.6
   Depreciation and amortization .........        6.4          6.0          6.1          5.9
   Provision for asset revaluation
       and clinic restructuring ..........      106.0         22.6         35.3         10.4
   Merger expenses .......................       --           --           --            1.3
                                               ------       ------       ------       ------
Net operating expenses ...................      200.5(A)     114.8(A)     128.5(A)     102.3(A)

       Loss from operations ..............     (100.5)(A)    (14.8)(A)    (28.5)(A)     (2.3)(A)

Interest income ..........................       (0.3)        (0.2)        (0.3)        (0.2)
Interest expense .........................        2.7          2.4          2.6          2.4
                                               ------       ------       ------       ------
       Loss before income taxes, minority
           interest and extraordinary item     (102.9)(A)    (17.0)(A)    (30.8)(A)     (4.5)(A)
Income tax expense (benefit) .............       14.0(A)      (5.4)(A)      4.9 (A)     (1.5)(A)
Minority interest ........................        0.8          0.9          1.0          0.9
                                               ------       ------       ------       ------
       Loss before extraordinary item ....     (117.7)       (12.5)       (36.7)        (3.9)
Extraordinary item .......................        0.3         --            0.1           --
                                               ------       ------       ------       ------
       Net loss ..........................     (117.4)%(A)   (12.5)%(A)   (36.6)%(A)    (3.9)%(A)
                                               ======       ======       ======       ======

(A) Excluding the effect of the provision for asset revaluation and clinic restructuring and merger expenses in 1999 and 1998, net operating expenses, earnings from operations, earnings before income taxes and minority interest, income tax expense and net earnings, as a percentage of net revenue, would have been 94.5%, 5.5%, 3.1%, 1.0% and 1.6%, respectively, for the three months ended September 30, 1999, 92.2%, 7.8%, 5.6%, 1.8% and 2.9%, respectively, for the three months ended September 30, 1998, 93.2%, 6.8%, 4.5%, 1.4% and 2.3%, respectively, for the nine months ended September 30, 1999, and 90.6%, 9.4%, 7.2%, 2.4% and 3.9%, respectively, for the nine months ended September 30, 1998.

1999 Compared to 1998

         Net revenue decreased $37.3 million, or 9.1%, from $408.5 million for the third quarter of 1998 to $371.2 million for the third quarter of 1999, and increased from $1.1 billion for the first nine months of 1998 to $1.2 billion for the first nine months of 1999, an increase of 9.1%. Net revenue from multi-specialty and group formation clinics ("Clinic Net Revenue") decreased in the third quarter of 1999 from the third quarter of 1998 by $43.7 million, comprised of (i) a $32.4 million decrease in service fees for reimbursement of clinic expenses incurred by the Company and (ii) a $11.3 million decrease in the

Company's fees from clinic operating income and net physician group revenue. The decreases in Clinic Net Revenue, excluding same clinic revenue increases discussed below, were comprised of $1.1 million from clinics acquired during 1998, $41.9 million from clinic operations disposed of in 1998 and through September 30, 1999 and $2.9 million from clinics whose assets are held for sale at September 30, 1999. Clinic Net Revenue decreased in the first nine months of 1999 from the first nine months of 1998 by $61.8 million, comprised of (i) a $56.9 million decrease in service fees for reimbursement of clinic expenses incurred by the Company and (ii) a $4.9 million decrease in the Company's fees from clinic operating income and net physician group revenue. Excluding same clinic revenue increases discussed below, increases in Clinic Net Revenue of $17.2 million from clinics acquired during 1998 and $11.5 million from clinics whose assets are held for sale at September 30, 1999 were offset by reductions in Clinic Net Revenue of $101.7 million as a result of clinic operations disposed of in 1998 and through September 30, 1999. Included in the changes in Clinic Net Revenue is the impact of declining reimbursement for services rendered by the physician groups. Specifically, the provision for doubtful accounts and contractual adjustments on gross physician group, hospital and other revenue increased to 43.8% for the third quarter of 1999 from 40.5% for the third quarter of 1998, and increased to 43.0% for the nine months ended September 30, 1999 from 40.2% for the nine months ended September 30, 1998. Net revenue from the service agreements (excluding clinics being restructured or related assets sold) in effect for all of 1999 and 1998 increased by $2.2 million for the third quarter of 1999 and $11.2 million for the nine months ended September 30, 1999, compared with the same periods in 1998. Same market service agreement net revenue growth resulted from the addition of new physicians, the expansion of ancillary services and increases in patient volume and fees.

         Net revenue from IPAs increased $5.9 million, or 7.4%, from $80.2 million for the third quarter of 1998 to $86.1 million for the third quarter of 1999, and from $153.5 million for the first nine months of 1998 to $272.6 million for the first nine months of 1999, an increase of $119.1 million or 77.6%. These increases resulted primarily from increases in net revenues from the acquisition of PrimeCare International, Inc. ("PrimeCare") in 1998 of approximately $9.3 million and $81.5 million, respectively, for the third quarter and nine months ended September 30, 1999, and additional IPA markets entered into subsequent to the first quarter of 1998 of approximately $4.8 million and $17.4 million, respectively, for the third quarter and nine months ended September 30, 1999. Net revenues were also impacted by increases (decreases) in net revenues from the acquisition in 1998 and subsequent closing in 1999 of The Morgan Health Group, Inc. ("MHG") of approximately ($13.2 million) and $4.1 million, respectively, for the third quarter and nine months ended September 30, 1999. (The Company commenced closing MHG operations effective April 30, 1999. See "Asset Revaluation and Clinic Restructuring.") Net revenue from the IPA markets in effect for all of 1999 and 1998 increased by $5.0 million, or 22.8%, for the third quarter of 1999 and $16.1 million, or 25.5%, for the nine months ended September 30, 1999, compared with the same periods in 1998. Same market IPA growth resulted from the addition of new physicians, increases in IPA enrollment and increases in patient volume and fees.

         During the third quarter of 1999, most categories of operating expenses were relatively stable as a percentage of net revenue when compared to the same period in 1998. The addition of cost of provider services is a result of the acquisitions of PrimeCare and MHG in 1998. PrimeCare and MHG own and manage IPAs, and each is a party to certain managed care contracts, resulting in the Company presenting revenue from these operations on a "grossed-up basis." Under this method, unlike the majority of the Company's IPAs, the cost of provider services (payments to physicians and other providers under compensation, sub-capitation and other reimbursement contracts) is not included as a deduction to net revenue of the Company but is reported as an operating expense. This revenue reporting resulted in a new cost of provider services expense line item and in general would cause other expense line items to decrease as a percentage of net revenue when compared to periods prior to the acquisitions of PrimeCare and MHG. As a result, during the first nine months of 1999, most categories of operating expenses decreased as a percentage of net revenue when compared to the same period in 1998. During the third quarter of 1999, supplies expense, other expenses and depreciation and amortization had more than a marginal increase as a percentage of net revenue in the third quarter of 1999 over the same period in 1998. The increase in supplies expense is a result of the continued increases in costs of drugs and medications. Other expenses increased as a result of the Company incurring costs associated with information systems and software conversions in its IPA markets during 1999. The increase in depreciation and amortization expense resulted from a significant amount of capital expenditures during 1999 related to conversions of information systems in the Company's affiliated clinics and IPAs. During the third quarter of 1999, rents and lease expense had more than a marginal decrease as a percentage of net revenue when compared to the same period in 1998. This decrease is a result of the disposition of certain of the Company's group formation clinics during the third and fourth quarters of 1998. These clinics' rents and lease expense as a percentage of net revenue was higher than that of the current base of clinics.

         The Company also incurred merger expenses of approximately $14.2 million in the first quarter of 1998 relating to the termination of its merger agreement with MedPartners, Inc. This charge represents PhyCor's share of investment banking, legal, travel, accounting and other expenses incurred during the merger negotiation process.

         Income tax expense of $57.7 million for the nine months ended September 30, 1999 consisted primarily of an increase in the valuation allowance against all deferred tax assets which represented the expected benefits of operating loss carryforwards recorded in previous periods. The realization of such assets is not more likely than not to occur based on historical results and industry trends. The Company will incur no federal income tax expense and make no federal income tax payments during the foreseeable future as a result of available net operating loss carryforwards.

ASSET REVALUATION AND CLINIC RESTRUCTURING

Assets Held for Sale

      During 1998 and 1999, the health care industry has undergone rapid changes that have significantly impacted physicians and other health care providers. Declining reimbursement from Medicare and commercial payors has negatively impacted physician revenues and incomes. It has taken significant time for physicians and other health care providers to fully understand and accept the sustaining impact of changes in reimbursement. The Company and its physicians have attempted to react to this development by devising and implementing plans to reduce overhead, increase patient volume, increase physician productivity and change payor mixes. In some clinics, physicians have been slow to engage in necessary changes because of medical group culture or other market factors and, as a result, these strategies have been only marginally successful or in some cases not successful. Physician groups that have weak governance structures or marginal market presence, among other factors, have experienced difficulty dealing with the impact of these financial pressures. This difficulty has affected the relationships among physicians within the groups and between the physician groups and the Company.

      As a result, during 1998 and 1999 the Company sold clinic operating assets and terminated the related service agreements with a number of clinics affiliated with the Company. In the third quarter of 1999, the Company determined that it was necessary to create more stability for the Company by identifying those clinics which the Company believed were less likely to sustain a relationship with the Company in this changed health care environment and selling the corresponding assets. The Company intends to maintain a core of clinics that it believes can prosper in the changed health care environment. This decision to downsize is intended to allow the Company to focus on strengthening the core clinic operations and to position the Company to resume its growth. These steps will generate cash for the Company and result in a smaller company with clinics that are more stable, have the ability to grow and are committed to the mutual success of the physician groups and the Company. As part of the decision to downsize the number of clinic operations, the Company is taking significant steps in the fourth quarter of 1999 to change its relationship with its core clinics in order to strengthen these clinics and ensure their long-term viability. For additional discussion of the changes in these relationships, see "Overview" and "Liquidity and Capital Resources."

         In the third quarter of 1999, the Company recorded pre-tax asset revaluation and restructuring charges totaling approximately $393.4 million, consisting of $198.7 million related to assets held for sale, $2.2 million related to assets previously held for sale and $192.5 million related to asset impairments. The Company is reducing the number of continuing core clinics to 31, and as a result recorded $198.7 million of asset revaluation and restructuring charges related to 17 clinics the Company has classified as assets held for sale. The third quarter 1999 asset revaluation charge related to assets held for sale included current assets, property and equipment, other assets and intangible assets of $9.2 million, $19.8 million, $13.3 million and $153.3 million, respectively.

         Three of the 17 clinics represent all of the Company's remaining operations considered to be "group formation clinics." Group formation clinics represented the Company's attempt to create multi-specialty groups by combining the operations of several small physician groups or individual physician practices. The Company has not been able to successfully consolidate the operations of these clinics as a result of a variety of factors including lack of medical group governance or leadership, inability to agree on income distribution plans, separate information systems, redundant overhead structures and lack of group cohesiveness. The Company has therefore determined to sell the clinic operating assets and terminate the agreements related to these clinics. The asset revaluation and restructuring charge related to these clinics in the third quarter of 1999 was $14.3 million. The net assets held for sale at September 30, 1999 for these clinics were $20.4 million. Net revenue and pre-tax income (losses) from these group formation clinics were $10.4 million and ($300,000) for the three months ended September 30, 1999, and $10.4 million and $300,000 for the three months ended September 30, 1998, respectively. For the nine months ended September 30, 1999, net revenue and pre-tax income from these group formation clinics were $32.1 million and $100,000, respectively, compared to $29.7 million and $1.0 million, respectively, for the nine months ended September 30, 1998.

         The remaining 14 clinics represent multi-specialty clinics that are being disposed because of a variety of negative operating and market issues, including those related to declining reimbursement for Medicare and commercial patient services, market position and clinic demographics, physician relations, physician turnover rates, declining physician incomes, physician productivity, operating results and ongoing viability of the existing medical group. Although these factors have been present individually from time to time in various affiliated clinics and could occur in future clinic operations, the combined effect of these factors at the clinics held for sale resulted in clinic operations that were difficult to effectively manage. Therefore, the Company determined in the third quarter of 1999 to sell the clinic operating assets and terminate the agreements related to these clinics. The asset revaluation and restructuring charge related to these clinics in the third quarter of 1999 was $184.4 million. The net assets held for sale at September 30, 1999 for these clinics were $135.7 million. Net revenue and pre-tax income (losses) from these 14 clinics were $81.7 million and ($1.2 million), respectively, for the three months ended September 30, 1999, and $84.6 million and $4.0 million, respectively, for the three months ended September 30, 1998. For the nine months ended September 30, 1999, net revenue and pre-tax income from these clinics were $254.9 million and $2.1 million, respectively, compared to $245.9 million and $14.2, respectively, for the nine months ended September 30, 1998. Included in these 14 clinics are the net assets of the clinics operating in Lexington, Kentucky and Sayre, Pennsylvania. In the second quarter of 1999, the Company disclosed that it did not expect to extend the interim management agreement with the Guthrie Clinic in Sayre, Pennsylvania, beyond November 1999 and discussed certain risks associated with the Lexington Clinic operation. In the third quarter of 1999, the Company reached agreements on the sales of these assets to the respective physician groups. The transaction with the Guthrie Clinic closed in the fourth quarter of 1999. The transaction with the Lexington Clinic is expected to close in the fourth quarter of 1999.

         At September 30, 1999, net assets currently expected to be sold during the next 12 months totaled approximately $156.1 million after taking into account the charges discussed above relating to clinics with which the Company intends to terminate its affiliation. These net assets consisted of current assets, property and equipment, intangible assets and other assets less liabilities which are expected to be assumed by purchasers. The Company intends to recover these amounts during the next 12 months as the asset sales occur. However, there can be no assurance that the Company will recover this entire amount. Of this amount, clinic net assets totaling approximately $59.2 million are expected to be sold during the fourth quarter of 1999. As of November 12, 1999, the Company had completed the sale of three clinics in the fourth quarter and received approximately $23.8 million of proceeds on those assets held for sale, of which $18.4 million represents notes receivable, with the purchasers assuming certain liabilities. Additional clinic net assets totaling approximately $35.4 million are expected to be sold during the fourth quarter of 1999.

         In the second quarter of 1999, the Company recorded a pre-tax asset revaluation charge of $13.7 million. This charge related to the completed sale of one clinic's operating assets and pending sale of two of its clinics' operating assets and the termination of the related agreements with the affiliated physician groups. This asset revaluation charge included current assets, property and equipment, and intangible assets of $2.0 million, $1.5 million and $10.2 million, respectively. As of June 30, 1999 the

Company was also in negotiations relating to the sale of the assets of three additional clinics (including Holt-Krock Clinic ("Holt-Krock") which is discussed below). The factors impacting the decision to sell these assets and terminate the agreements with the affiliated physician groups is consistent with the factors described in the discussion of the third quarter of 1999 asset revaluation charge above. The Company completed the sale of one of these groups during the second quarter of 1999 and four of these groups during the third quarter of 1999,receiving consideration which consisted of approximately $44.5 million in cash and $3.3 million in notes receivable, in addition to certain liabilities being assumed by the purchasers. With respect to the Holt-Krock sale, certain proceeds were being held in escrow pending resolution of certain disputed matters. These matters were resolved in the third quarter of 1999 and the Company recorded an additional asset revaluation charge of $2.2 million in the third quarter and received $1.1 million in cash in the fourth quarter of 1999. One clinic remains held for sale as of September 30, 1999. Net revenue and pre-tax income from the five clinics that have been sold were $4.4 million and $300,000, respectively, for the three months ended September 30, 1999, and $23.1 million and $300,000, respectively, for the three months ended September 30, 1998. For the nine months ended September 30, 1999, net revenue and pre-tax income (losses) from these clinics were $40.9 million and ($2.1 million), respectively, compared to $68.2 million and $2.7 million, respectively, for the nine months ended September 30, 1998.

         In the fourth quarter of 1998, the Company recorded a pre-tax asset revaluation charge of $110.4 million of which $75.7 million related to assets to be sold. The fourth quarter 1998 asset revaluation charge related to assets held for sale included current assets, property and equipment, other assets and intangible assets of $2.4 million, $2.9 million, $1.4 million and $69.0 million, respectively. $26.0 million of this charge related to adjustments of the carrying value of the Company's assets at Holt-Krock and Burns Clinic Medical Center ("Burns") as a result of agreements to sell certain assets associated with these service agreements. The factors impacting the decision to sell these assets and terminate the agreements with the affiliated physician groups is consistent with the factors described in the discussion of the third quarter of 1999 asset revaluation charge above. The Company completed the sale of Holt-Krock assets in the third quarter of 1999, as discussed above. The Company completed the sale of Burns assets in the second quarter of 1999 and received proceeds totaling approximately $6.4 million in cash in addition to certain liabilities being assumed by the purchaser. For the three months ended September 30, 1999, net revenue and pre-tax income from Burns was $19,000 and zero, respectively, compared to $8.9 million and $700,000, respectively, for the three months ended September 30, 1998. For the nine months ended September 30, 1999, net revenue and pre-tax income from Burns was $8.3 million and $200,000, respectively, compared to $26.8 million and $1.8 million, respectively, for the nine months ended September 30, 1998.

         In addition, the fourth quarter 1998 charge provided for the write-off of $31.6 million of goodwill recorded in connection with the July 1998 MHG acquisition. MHG was an Atlanta-based IPA whose network at such time included approximately 400 primary care physicians and 1,800 specialists who provided care to approximately 57,000 managed care members under capitated contracts. In September 1998, PhyCor announced that the earnings of MHG were significantly below target because of higher than expected costs from MHG's managed care contracts. Subsequent to the closing of this acquisition, the claims received from its principal payor for costs arising before the acquisition revealed that MHG's costs significantly exceeded its revenues under the payor contract prior to the date of acquisition. PhyCor continued to fund the premium deficiency under this principal payor contract, which accounted for approximately 90% of MHG's revenues, while attempting to renegotiate payment terms with the payor to allow for this principal payor contract to be economically viable. In January of 1999, a mutually beneficial agreement could not be reached. The payor contract terminated by mutual agreement on April 30, 1999. PhyCor commenced closing its MHG operation effective April 30, 1999 and is attempting to recover its investment in MHG from the sellers of MHG, but there can be no assurance of a recovery. For the three months and nine months ended September 30, 1999, net revenue from MHG was zero and $18.1 million, respectively, compared to $13.2 million and $13.9 million, respectively, for the three months and nine months ended September 30, 1998. MHG recognized no pre-tax income (losses) for the three months and nine months ended September 30, 1999, compared to ($200,000) and $500,000, respectively, for the three months and nine months ended September 30, 1998.

         Also included in the fourth quarter 1998 pre-tax charge is $18.1 million related to one of the clinics included in the acquisition of First Physician Care ("FPC") that was experiencing significant problems similar to those the Company had previously experienced with group formation clinics. PhyCor recorded the asset revaluation charge primarily to write down goodwill from the FPC acquisition to recognize the expected decline in future cash flows of the investment. The net assets held for sale for this FPC clinic at December 31, 1998 was approximately $3.0 million. The Company completed the termination of its agreements with the FPC clinic in the second quarter of 1999. No net revenues or pre-tax income was recorded from this FPC clinic for the three months ended September 30, 1999, compared to $4.0 million and $200,000, respectively, for the three months ended September 30, 1998. For the nine months ended September 30, 1999, net revenue and pre-tax income from this FPC clinic was $5.2 million and $300,000, respectively, compared to $4.0 million and $200,000, respectively, for the nine months ended September 30, 1998.

         In the third quarter of 1998, the Company recorded a net pre-tax asset revaluation charge of $92.5 million, which is comprised of a $103.3 million charge less the reversal of certain restructuring charges recorded in the first quarter of 1998. This charge related to deteriorating negative operating trends for three group formation clinic operations which were included in the fourth quarter 1997 asset revaluation charge and the corresponding decision to dispose of those assets when the restructuring plan was unsuccessful. Additionally, this charge provided for the disposition of assets of two group formation clinics that were not included in the fourth quarter 1997 asset revaluation charge. The third quarter 1998 asset revaluation charge related to assets held for sale included current assets, property and equipment, other assets and intangible assets of $3.4 million, $3.6 million, $6.7 million and $62.2 million, respectively. The Company completed the termination of its agreements with three of these clinics in the third quarter of 1998, one clinic in the fourth quarter of 1998 and one clinic in the first quarter of 1999. Total consideration received from these terminations consisted of approximately $11.3 million in cash and $10.4 million in notes receivable, in addition to certain liabilities being assumed by the purchasers. For the three months ended September 30, 1998, net revenue and pre-tax losses from these clinics was $9.7 million and $1.4 million, respectively. For the nine months ended September 30, 1998, net revenue and pre-tax losses from these clinics was $50.4 million and $3.3 million, respectively.

         In summary, net revenue and pre-tax income (losses) from operations disposed of as of September 30, 1999 were $4.4 million and $300,000, respectively, for the three months ended September 30, 1999, and $59.5 million and ($400,000), respectively, for the three months ended September 30, 1998. For the nine months ended September 30, 1999, net revenue and pre-tax income (losses) from operations disposed of as of September 30, 1999 were $73.8 million and ($2.1 million), respectively, and $171.4 million and $1.6 million, respectively, for the nine months ended September 30, 1998. Net revenue and pre-tax income (losses) from the remaining operations held for sale were $92.1 million and ($1.5 million), respectively, for the three months ended September 30, 1999, and $95.0 million and $4.3 million, respectively, for the three months ended September 30, 1998. For the nine months ended September 30, 1999, net revenue and pre-tax income from the remaining operations held for sale were $287.0 million and $2.2 million, respectively, and $275.6 million and $15.2 million, respectively, for the nine months ended September 30, 1998.

         There can be no assurance that in the future a similar combination of negative characteristics will not develop at a clinic affiliated with the Company and result in the termination of the service agreement or that in the future additional clinics will not terminate relationships with the Company in a manner that may adversely affect the Company.

Asset Impairments

         As previously discussed in "Asset Revaluation and Clinic Restructuring
- Assets Held for Sale," 1998 and 1999 have been periods of rapid changes for physicians and physician groups. Factors such as unexpected physician departures, declining Medicare and commercial reimbursement, changing market conditions, demographics, group governance and leadership, and continued increasing pressure on operating costs contribute to stagnant and, in some cases, expected declines in physician incomes and operating results of these clinic operations. It has taken significant time for physicians and other health care providers to fully understand and accept the sustaining impact of changes in reimbursement in the current year. The Company and its physicians have continued to attempt to react to this development by devising and implementing plans to reduce overhead, increase patient volume, increase physician productivity and change payor mixes. In some clinics, physicians have been slow to engage in necessary changes because of medical group culture or other market factors, therefore making these strategies only marginally successful. In the third quarter of 1999, events such as the anticipated downsizing of some clinics, changes in the Company's expectations relative to efforts to change business mix and improve margins within certain markets, the failure of certain joint venture or ancillary consolidation opportunities, and ongoing local market economic pressure, impacted the Company's estimate of future cash flows for certain long-lived assets and, in some cases, caused the Company to change the estimated remaining useful life for certain long-lived assets. The change in the Company's view on recovery of certain long-lived assets was also evidenced by the recognition in the third quarter of 1999 of the need to change its overall business model for its relationship with medical groups to decrease cash flow to the Company and therefore increase cash flow to the medical group. Fair value for the long-lived assets was determined by utilizing the results of both a discounted cash flow analysis and an earnings before interest, taxes, depreciation and amortization ("EBITDA") sales multiple analysis based on the Company's actual past experience with asset dispositions in similar market conditions.

         In the third quarter of 1999, the Company recorded approximately $192.5 million of asset revaluation charges related to the impairment of long-lived assets of certain of its ongoing operating units. Approximately $172.5 million of these charges relate to certain clinic operations with the remainder relating to the operations of PhyCor Management Corporation ("PMC"), an IPA management company acquired in the first quarter of 1998. The Company determined to exit the most significant market in which PMC operates as a result of a variety of factors, including primarily the loss of relationships with physicians in that market in the current quarter. In addition, of the remaining markets in which PMC operates, one is expected to be closed in the fourth quarter of 1999 and the others are not expected to generate significant cash flow as certain operations in these markets are expected to be closed in the fourth quarter of 1999 and during 2000. These events are expected to impair the estimated future cash flows from the PMC acquisition and resulted in an asset impairment charge of approximately $20.0 million.

Restructuring Charges

         In the third quarter of 1999, the Company recorded net pre-tax restructuring charges totaling approximately $3.1 million, which is comprised of a $4.2 million charge less the reversal of certain asset revaluation charges recorded in the third quarter of 1998 due to sales proceeds exceeding carrying value. This net charge relates to three clinics where management adopted plans in the third quarter of 1999 to dispose of assets and cease operations. These charges were comprised of approximately $2.3 million in facility and lease termination costs, $1.6 million in severance costs and $300,000 in other exit costs. These plans involve the involuntary termination of 22 employees and are expected to be completed over the next six months. During the third quarter of 1999, the Company paid approximately $50,000 in exit costs related to the current quarter charge.

         In the second quarter of 1999, the Company recorded pre-tax restructuring charges totaling $675,000 with respect to operations that were being sold or closed. Of these charges, $400,000 related to a clinic and the remaining $275,000 related to a small IPA. These charges were comprised of approximately $165,000 in facility and lease termination costs, $380,000 in severance costs and $130,000 in other exit costs. During the third quarter and first nine months of 1999, the Company paid approximately $100,000 in facility and lease termination costs and $400,000 in severance costs related to the second quarter 1999 charge.

         In the first quarter of 1999, the Company recorded pre-tax restructuring charges totaling approximately $9.5 million with respect to operations that were being sold or restructured whose asset revaluation charges were taken in the fourth quarter of 1998. Of these charges, approximately $8.8 million related to clinics and the remaining $700,000 related to MHG. These charges were comprised of approximately $1.9 million in facility and lease termination costs, $3.1 million in severance costs and $4.5 million in other exit costs. During the third quarter and first nine months of 1999, the Company paid approximately $200,000 and $600,000, respectively, in facility and lease termination costs, $900,000 and $2.1 million, respectively, in severance costs and $500,000 and $2.8 million, respectively, in other exit costs related to the first quarter 1999 charge.

         In the first quarter of 1998, the Company recorded pre-tax restructuring charges totaling $22.0 million with respect to clinics that were being sold or restructured whose asset revaluation charges were taken in the fourth quarter of 1997. These charges were comprised of approximately $15.3 million in facility and lease termination costs, $4.6 million in severance costs and $2.1 million in other exit costs. During the third quarter and first nine months of 1999, the Company paid approximately $300,000 and $500,000, respectively, in facility and lease termination costs, $1.3 million and $1.8 million, respectively, in severance costs and $100,000 and $1.4 million, respectively, in other exit costs related to the first quarter 1998 charge. During 1998, the Company paid approximately $3.0 million in facility and lease termination costs, $2.7 million in severance costs and $1.4 million in other exit costs related to the first quarter 1998 charge.

         In summary, during the third quarter and first nine months of 1999, the Company paid approximately $600,000 and $1.2 million, respectively, in facility and lease termination costs, $2.6 million and $4.3 million, respectively, in severance costs and $650,000 and $4.3 million, respectively, in other exit costs. At September 30, 1999, accrued expenses payable included remaining liabilities for clinics to be disposed of and exit costs for disposed clinic operations of approximately $8.7 million, which included $3.4 million in facility and lease termination costs, $2.8 million in severance costs and $2.5 million in other exit costs. The Company estimates that approximately $6.9 million of the remaining liabilities at September 30, 1999 will be paid out during the next 12 months. The remaining $1.8 million primarily relates to long term lease commitments.

         The Company currently anticipates recording a charge in the fourth quarter of 1999 of no more than $20.0 million with respect to markets associated with the third quarter 1999 asset revaluation charge. The ultimate liability associated with exiting these markets will be determined in the fourth quarter of 1999.

         There can be no assurance that in the future a similar combination of negative characteristics will not develop at a clinic affiliated with the Company and result in the termination of the service agreement or that in the future additional clinics will not terminate their relationships with the Company in a manner that may materially adversely affect the Company.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1999, excluding bank credit facility debt expected to be amended of $270.0 million which is classified as a current liability during the Waiver Period (see discussion below), the Company had $260.6 million in working capital, compared to $187.9 million as of December 31, 1998. The Company generated $34.7 million of cash flow from operations for the third quarter of 1999 compared to $38.5 million for the third quarter of 1998 and $106.2 million for the first nine months of 1999 compared to $112.9 million for the same period in 1998. At September 30, 1999, net accounts receivable of $251.1 million amounted to 58 days of net clinic revenue compared to $378.7 million and 64 days at the end of 1998.

         The Company repurchased approximately 2.6 million shares of common stock for approximately $12.6 million in 1998. The Company has repurchased approximately 2.9 million shares of common stock for approximately $13.5 million to date in 1999, of which $9.0 million was settled as of September 30, 1999. The remaining $4.5 million was settled during October 1999. During the third quarter of 1999, the Company purchased $3.5 million of its convertible subordinated debentures for a total consideration of approximately $2.5 million, resulting in an extraordinary gain of approximately $1.0 million.

         During the second quarter of 1999, the Company announced a definitive agreement allowing for a strategic investment in the Company of up to $200.0 million by funds managed by E.M. Warburg, Pincus and Co., LLC ("Warburg, Pincus"). The agreement allows for two separate series of zero coupon convertible subordinated notes, each resulting in gross proceeds to PhyCor of $100 million. The first of these series ("Series A Notes") was issued on September 3, 1999. Both series of notes are non-voting, have a 6.75% yield, and are convertible at an initial conversion price of $6.67 at the option of the holder into approximately 15.0 million shares of PhyCor common stock. Each series of notes will accrete to a maturity value of approximately $266.4 million at the 15-year maturity date and includes an investor option to put the notes to PhyCor at the end of ten years. The Company used the net proceeds from the Series A Notes of $94.5 million to repay indebtedness outstanding under the Company's credit facility. Issuance of the second series of notes ("Series B Notes") under the current terms is dependent upon market conditions and shareholder approval. There is no assurance that the Series B Notes can be issued or any other investment in the Company by Warburg, Pincus can be made under terms mutually acceptable to both parties.

         Option exercises and other issuances of common stock combined with repurchases of common stock and net losses for the first nine months of 1999 resulted in an decrease of $443.4 million in shareholders' equity compared to December 31, 1998.

         Capital expenditures during the first nine months of 1999 totaled $37.3 million. The Company is responsible for capital expenditures at its affiliated clinics under the terms of its service agreements. The Company expects to make approximately $10.0 million in additional capital expenditures during the remainder of 1999.

         Deferred acquisition payments are payable to certain physician groups in the event such physician groups attain predetermined financial targets during established periods of time following the acquisitions. If each group satisfied its applicable financial targets for the periods covered, the Company would be required to pay an aggregate of approximately $33.0 million of additional consideration over the next five years, of which a maximum of $9.4 million would be payable during the next twelve months.

         During 1998 and 1999, the Company sold clinic operating assets and terminated the related service agreements with a number of clinics affiliated with the Company. For additional discussion related to these clinics and the asset revaluation and restructuring charges associated with these clinics, see "Asset Revaluation and Clinic Restructuring - Assets Held for Sale" and "Asset Revaluation and Clinic Restructuring - Restructuring Charges". During the third quarter of 1999, the Company received consideration which consisted of approximately $43.2 million in cash and $3.3 million in notes receivable, in addition to certain liabilities being assumed by the purchasers, related to the sale of assets associated with Holt-Krock and three other clinics. The amounts received upon disposition of the assets approximated the post-charge net carrying value, with the exception of Holt-Krock for which an additional charge of $2.2 million was recorded in the third quarter of 1999. In October 1999, the Company received an additional $1.1 million in proceeds related to the sale of assets to Sparks Regional Medical Center ("Sparks"). These proceeds had been held in escrow pending the resolution of certain disputed matters. The Company also intends to seek recovery of certain of its remaining assets through litigation against several physicians formerly affiliated with Holt-Krock who did not join Sparks. For the nine months ended September 30, 1999, the Company received consideration which consisted of approximately $51.9 million in cash and $8.2 million in notes receivable, in addition to certain liabilities being assumed by the purchasers, related to the sale of clinic assets. For the year ended December 31, 1998, the Company received consideration which consisted of approximately $16.1 million in cash and $5.6 million in notes receivable, in addition to certain liabilities being assumed by the purchasers, related to the sale of clinic assets.

         During 1998 and 1999, the Company has recorded restructuring charges related to operations that are being sold, restructured or closed. These charges primarily relate to facility and lease termination costs, severance costs, and other exit costs incurred or expected to be incurred when these assets are sold, restructured, or closed. For additional discussion, see "Asset Revaluation and Clinic Restructuring - Restructuring Charges". During the third quarter and first nine months of 1999, the Company paid approximately $600,000 and $1.2 million, respectively, in facility and lease termination costs, $2.6 million and $4.3 million, respectively, in severance costs and $650,000 and $4.3 million, respectively, in other exit costs. During 1998, the Company paid approximately
3.0 million in facility and lease termination costs, $2.7 million in severance costs and $1.4 million in other exit costs. The Company estimates that approximately $6.9 million of the remaining liabilities at September 30, 1999 will be paid out during the next twelve months.

         During the third quarter of 1999, the Company concluded that it would begin taking significant steps in the fourth quarter of 1999 to change the relationships with the core clinics by restructuring the current service agreements in order to better align incentives and strengthen these groups. These changes in the way the Company structures its relationship with the clinics will separate the value of management services from the provision of capital. The Company estimates these changes will reduce pre-tax earnings by approximately $8.0 million and cash flow by approximately $14.0 million per year. While this affects earnings and cash flow, it should provide a more stable relationship with the core clinics. The Company believes that these service agreement amendments should be completed by the end of the first quarter of 2000. The ultimate impact of the changes to the service agreements on pre-tax earnings and cash flow is expected to be determined in the fourth quarter of 1999. There can be no assurance that the Company can effect these changes in the manner or time in which it currently anticipates.

         During the third quarter of 1999, the Company favorably resolved its outstanding Internal Revenue Service ("IRS") examinations for the years 1988-1995. The IRS had proposed adjustments relating to the timing of recognition for tax purposes of certain revenue and deductions related to accounts receivable, the Company's relationship with affiliated physician groups, and various other timing differences. The tax years 1988 through 1995 have been closed with respect to all issues without a material financial impact, and the Company is currently not under examination by the IRS for any other taxable year, except for two subsidiaries which are currently under examination for the 1995 and 1996 tax years. The Company acquired the stock of these subsidiaries during 1996. The Company does not believe the resolution of these examinations will have a material adverse effect on its financial condition. In August 1999, the Company received a $13.7 million tax refund as a result of applying the 1998 loss carryback to recover taxes paid in 1996 and 1997. The Company has approximately $450.0 million in net operating loss carryforwards; accordingly, the Company does not expect to pay current federal income taxes for the foreseeable future.

         The Company amended its bank credit facility in March and September 1999. The Company's bank credit facility, as amended, provides for a five-year, $500.0 million revolving line of credit for use by the Company prior to April 2003 for acquisitions, working capital, capital expenditures and general corporate purposes. The total drawn cost under the facility is either (i) the applicable eurodollar rate plus .875% to 1.75% per annum or (ii) the agent's base rate plus .175% to .40% per annum. The total weighted average drawn cost of outstanding borrowings at September 30, 1999 was 6.95%. The amended bank credit facility also provides for up to $75 million for the aggregate amount of letters of credit which may be issued by the Company and provides that in the event of a reduced rating by certain rating agencies, the Company would be required to pledge as security for repayment of the credit facility the capital stock the Company holds in certain of its subsidiaries. The amended facility also provides for acquisitions without bank approval of up to $25 million individually or $150 million in the aggregate during any 12-month period. The September bank credit facility amendment allows for $35 million of securities repurchases.

         The Company also amended its synthetic lease facility in March and September 1999. The Company's synthetic lease facility, as amended, provides off-balance sheet financing of $60 million with an option to purchase leased facilities at the end of the lease term. The total drawn cost under the synthetic lease facility is .875% to 1.75% above the applicable eurodollar rate. At September 30, 1999, of the $60 million available under the synthetic lease facility, an aggregate of approximately $26.3 million was drawn. The amended synthetic lease facility is not project specific but is expected to be used for, among other projects, the construction or acquisition of certain medical office buildings related to the Company's operations.

         The Company's bank credit facility and synthetic lease facility contain covenants which, among other things, require the Company to maintain certain financial ratios and impose certain limitations or prohibitions on the Company with respect to (i) the incurring of certain indebtedness, (ii) the creation of security interests on the assets of the Company, (iii) the payment of cash dividends on, and the redemption or repurchase of, securities of the Company,
(iv) investments and (v) acquisitions. As a result of the asset revaluation and restructuring charges taken in the third quarter of 1999, the Company was not in compliance with certain of these covenants as of September 30, 1999. The Company received waivers of compliance with such covenants as of that date through December 30, 1999 ("Waiver Period") and expects to obtain an amendment to the bank credit facility and the synthetic lease facility in the fourth quarter of 1999. Until this amendment is obtained, amounts outstanding under the bank credit facility are classified as a current liability pursuant to the requirements of the Emerging Issues Task Force Issue 86-30 "Classification of Obligations When a Violation Is Waived by the Creditor". During the Waiver Period, outstanding borrowings and letters of credit under the credit facility are limited to $375 million in the aggregate and under the synthetic lease facility, outstanding borrowings are limited to $30 million. In addition, the Company has agreed not to repurchase any of its securities during the Waiver Period. There can be no assurance that the bank credit facility and the synthetic lease facility can be amended on terms acceptable to the Company.

         At September 30, 1999, notional amounts under interest rate swap agreements totaled $210.2 million. Fixed interest rates range from 5.14% to 5.78% relative to the one month or three month floating LIBOR. Up to an additional $15.8 million may be fixed at 5.28% as additional amounts are drawn under the synthetic lease facility prior to April 28, 2000. The swap agreements mature at various dates from July 2003 to April 2005. The lender may elect to terminate the agreement covering $100 million beginning September 2000 and another $100 million beginning October 2000. The FASB has issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which will require the Company to mark certain of its interest rate swap agreements to market due to lender optionality features included in those swap agreements. SFAS No. 133 was amended by the issuance of Statement of Financial Accounting Standards (SFAS) No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133, which defers the required date of adoption by the Company to the first quarter of 2001. Had the Company adopted the requirements of SFAS No. 133 for the nine months ended September 30, 1999, the Company estimates it would have recorded pre-tax non-cash earnings of $472,000. The Company has historically not engaged in trading activities in its interest rate swap agreements and does not intend to do so in the future.

         At September 30, 1999, the Company had cash and cash equivalents of approximately $86.0 million and at November 15, 1999, approximately $48.6 million available under its current bank credit facility. The Company believes that the combination of funds available under the Company's bank credit facility and synthetic lease facility, together with cash reserves, cash flow from operations and proceeds from asset dispositions should be sufficient to meet the Company's current planned acquisition, expansion, capital expenditure and working capital needs over the next year. In addition, in order to provide the funds necessary for the continued pursuit of the Company's long-term acquisition and expansion strategy, the Company may continue to incur, from time to time, additional short-term and long-term indebtedness and to issue equity and debt securities, the availability and terms of which will depend upon market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company. The outcome of certain pending legal proceedings described in
Part II, Item 1 hereof may have an impact on the Company's liquidity and capital resources.

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

         To address the Year 2000 issue, the Company formed a Year 2000 committee comprised of representatives from a cross-section of the Company's operations as well as the Company's senior management. Beginning in August 1997, the committee, with the assistance of outside consultants, developed a comprehensive plan to address the Year 2000 issue within all facets of the Company's operations. The plan includes processes to inventory, assess, remediate or replace as necessary, and test the Company's IT and Non-IT systems and equipment. In addition, the Company has appointed local project coordinators at all Company-owned facilities that are responsible for overseeing and implementing the comprehensive project management activities at the local subsidiary level. Each project coordinator is responsible for developing a local project plan that includes processes to inventory, assess, remediate or replace as necessary, and test the Company's IT and Non-IT systems and equipment. Each local project coordinator is also responsible for assessing the compliance of the electronic trading partners and business critical vendors for that location. However, the compliance of certain vendors providing business critical IT systems in wide use within the Company is being addressed by the Company's senior management.

         The Company has completed the inventory and assessment phase of business critical IT systems and is in the process of upgrading or replacing those business critical IT systems found not to be compliant, either internally or through the upgrades provided by the Company's vendors. In certain cases, the Company's plan provides for verification of Year 2000 compliance of vendor-supplied IT systems by obtaining warranties and legal representations of the vendors. Much of the remediation is being accomplished as a part of the Company's normal process of standardizing various IT systems utilized by its affiliated clinics and IPAs, although in certain cases the standardization process is moving at an accelerated pace as a result of the Year 2000 issue. As of September 30, 1999, management believed approximately 90% of the Company's business critical IT systems at the Company and its subsidiaries to be Year 2000 compliant as a result of upgrades, replacements or testing. The Company anticipates that all remediation and testing of its business critical IT systems will be completed by December 1999 with the exception of the Company's Houston IPA market, which is anticipated to be completed during December 1999.

         The Company is completing the inventory and assessment phase of its Non-IT systems and equipment, which are comprised primarily of medical equipment with embedded chip technology that are located throughout the subsidiaries' facilities. The Company is relying primarily on its local project coordinators and on the equipment vendors' representations in order to complete the inventory and assessment phase and either remediate or replace non-compliant equipment. As of September 30, 1999, substantially all of the Company's subsidiaries had completed the inventory and assessment phase, and those facilities had completed approximately 95% of the remediation and testing of Non-IT systems and equipment. The Company estimates that substantially all of its subsidiaries will have substantially completed remediation and testing of Non-IT systems and medical equipment by December 1999.

         The Company is substantially dependent on a wide variety of third parties to operate its business. These third parties include medical equipment and IT software and hardware vendors, medical claims processors that act as intermediaries between the Company's medical practice subsidiaries and the payors of such claims, and the payors themselves, which includes the Health Care Financing Administration ("HCFA"). HCFA paid to the Company Medicare claims that comprised approximately 17% of the Company's net physician group, hospital and IPA revenue during the first nine months of 1999. In most cases, these third party relationships originate and are managed at the local clinic level. Information concerning the Year 2000 readiness of the most significant third parties has been received and analyzed by the Company. Together with its trade associations and other third parties, the Company is monitoring the status and progress of HCFA's Year 2000 compliance. HCFA has represented that its systems are or will soon be Year 2000 compliant. Effective April 5, 1999, HCFA began requiring all Medicare providers that submit Medicare claims electronically to do so in an approved Year 2000 compliant format. The process of billing and collecting for Medicare claims involves a number of third parties that the Company does not control, including intermediaries and HCFA independent contractors. The Company believes that most of these third parties are able to comply with HCFA billing requirements. The Company is completing the process of verifying the Year 2000 compliance of third parties upon which the Company relies to process claims, including significant third party payors.

         The Company currently is working at the parent company level and with local project coordinators in each of its subsidiary locations to finalize contingency plans for business critical IT systems and Non-IT medical equipment to minimize business interruptions and avoid disruption to patient care as a result of Year 2000 related issues. The Company anticipates that contingency plans for non-compliant business critical IT systems and non-compliant Non-IT medical equipment will be completed by December 1999.

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

         To date, the Company estimates that it has spent approximately $28.0 million on the development and implementation of its Year 2000 compliance plan. Of those costs, an estimated $24.0 million has been incurred to acquire replacement systems and equipment, including amounts spent in connection with standardizing certain of the Company's IT systems that it would have spent regardless of the Year 2000 initiative.

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

FORWARD-LOOKING STATEMENTS

         Forward-looking statements of PhyCor included herein or incorporated by reference including, but not limited to, those regarding future business prospects, including the future stability and strength of core clinics to be retained by PhyCor and the profitability and acceptance by the physicians of the new relationship being structured between the PhyCor and its physician groups, the acquisition of additional clinics, the development of additional IPAs, the adequacy of PhyCor's capital resources, the adequacy of recent and proposed asset impairment and restructuring charges, the future profitability of capitated fee arrangements and other statements regarding trends relating to various revenue and expense items, could be affected by a number of risks, uncertainties, and other factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         During the nine months ended September 30, 1999, there were no material changes to the Company's quantitative and qualitative disclosures about the market risks associated with financial instruments as described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         The Company and certain of its current and former officers and directors, Joseph C. Hutts, Derril W. Reeves, Richard D. Wright (who is no longer with the Company), Thompson S. Dent, and John K. Crawford (who is no longer with the Company) have been named defendants in securities fraud class action lawsuits filed in state and federal courts. The factual allegations of the complaints in all lawsuits are substantially identical and assert that during various periods between April 22, 1997 and September 22, 1998, the defendants issued false and misleading statements which materially misrepresented the earnings and financial condition of the Company and its clinic operations and misrepresented and failed to disclose various other matters concerning the Company's operations in order to conceal the alleged failure of the Company's business model. Plaintiffs further assert that the alleged misrepresentations caused the Company's securities to trade at inflated levels while the individual defendants sold shares of the Company's stock at such levels. In each of the lawsuits, the plaintiff seeks to be certified as the representative of a class of all persons similarly situated who were allegedly damaged by the defendants' alleged violations during the "class period." Each of the lawsuits seeks damages in an indeterminate amount, interest, attorneys' fees and equitable relief, including the imposition of a trust upon the profits from the individual defendants' trades. The federal court class action lawsuits have been consolidated in the U.S. District Court for the Middle District of Tennessee. Defendants' motion to dismiss is pending before that court. On June 24, 1999, a lawsuit was filed in that court on behalf of investors in the Company's debt securities. It is anticipated that this lawsuit will be consolidated with the shareholder suits. The state court class action lawsuits have been consolidated in Davidson County, Tennessee. After the Court granted the defendants' motion to dismiss, the plaintiffs filed an amended complaint on July 20, 1999 naming KPMG LLP, the Company's certified public accounting firm, as an additional defendant. KPMG LLP removed the case to federal court. Defendants intend to file a motion to dismiss the amended complaint. The federal court has ordered the parties to participate in mediation. On August 19, 1999, a shareholder derivative action was filed in the Chancery Court of Davidson County, Tennessee. On October 14, 1999, the Chancery Court stayed the case pending the outcome of the federal court litigation. The Company believes that it has meritorious defenses to all of the claims, and intends to defend vigorously against these actions. There can be no assurance, however, that such defenses will be successful or that the lawsuits will not have a material adverse effect on the Company. The Company's Restated Charter provides that the Company shall indemnify the officers and directors for any liability arising from these suits unless a final judgment establishes liability
(a) for a breach of the duty of loyalty to the Company or its shareholders, (b) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law or (c) for an unlawful distribution.

         On January 23, 1999, the Company and Holt-Krock Clinic, P.L.C. ("Holt-Krock") entered into a settlement agreement with Sparks Regional Medical Center and Sparks Regional Medical Center Foundation (collectively, "Sparks") to resolve their lawsuits and all related claims between the parties and certain former Holt-Krock physicians. Effective as of August 1, 1999, Holt-Krock, Sparks and PhyCor consummated the transactions contemplated in the settlement agreement and mutually dismissed their lawsuits and related claims between the parties. In October 1999, the Company received from Sparks approximately $1.1 million from an escrow account in payment of its remaining assets subject to the escrow. The Company also intends to seek recovery of certain of its remaining assets through litigation against several physicians formerly affiliated with Holt-Krock who did not join Sparks.

         On February 2, 1999, Prem Reddy, M.D., the former majority shareholder of PrimeCare International, Inc., a medical network management company acquired by the Company in May 1998, filed suit against the Company and certain of its current and former directors and executive officers in United States District Court for the Central District of California. The complaint asserts fraudulent inducement relating to the PrimeCare transaction and that the defendants issued false and misleading statements which materially misrepresented the earnings and financial condition of the Company and its clinic operations and misrepresented and failed to disclose various other matters concerning the Company's operations in order to conceal the alleged failure of the Company's business model. The Court granted the Company's motion to dismiss the action with respect to all of its officers and directors, but the plaintiff has amended and refiled his complaint. Discovery has begun in this litigation. The Company believes that it has meritorious defenses to all of the claims and intends to vigorously defend this suit, however, there can be no assurance that if the Company is not successful in litigation, that this suit will not have a material adverse effect on the Company.

         On February 6, 1999, White-Wilson Medical Center, P.A. ("White - Wilson") filed suit against PhyCor of Fort Walton Beach, Inc., the PhyCor subsidiary with which it is a party to a service agreement, in the United States District Court for the Northern District of Florida. White-Wilson is seeking a declaratory judgment regarding the enforceability of the fee arrangement in light of an opinion of the Florida Board of Medicine and OIG Advisory Opinion 98-4. On November 3, 1999, the Court granted the parties' motion to extend all deadlines by 90 days because of the imminent settlement of all disputes between the parties. Additionally, on March 17, 1999, the Clark-Holder Clinic, P.A. filed suit against PhyCor of LaGrange, Inc., the PhyCor subsidiary with which it is a party to a service agreement, in Georgia Superior Court for Troup County, Georgia similarly questioning the enforceability of the fee arrangement in light of OIG Advisory Opinion 98-4. On April 27, 1999, the Company filed a motion to remove the case to the federal district court in Georgia. On October 7, 1999, the Court granted PhyCor of LaGrange, Inc.'s motion to dismiss the action brought by the physician group.

         Certain litigation is pending against the physician groups affiliated with the Company and IPAs managed by the Company. Certain plaintiffs in such litigation have attempted to join the Company as responsible in whole or in part for activities of the physician groups, IPAs or their physicians. The Company has not assumed any liability in connection with such litigation, and intends to vigorously challenge any theory that the Company is liable for the activities of medical groups, IPAs or their physicians. Claims against the physician groups and IPAs could result in substantial damage awards to the claimants that may exceed applicable insurance coverage limits. While there can be no assurance that the physician groups and IPAs will be successful in any such litigation, the Company does not believe any such litigation will have a material adverse effect on the Company. Certain other litigation is pending against the Company and certain subsidiaries of the Company, none of which management believes would have a material adverse effect on the Company's financial position or results of operations on a consolidated basis.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On September 3, 1999, the Company issued the Series A Notes to funds managed by Warburg, Pincus resulting in gross proceeds to the Company of $100 million. The Series A Notes accrete to a maturity value of $266,389,621 on the fifteenth anniversary of the issuance date and are convertible at an initial conversion price of $6.67 into 14,992,408 shares of the Company's common stock. The Company issued the Series A Notes in a transaction intended to be exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder. The Company used the net proceeds from the Series A Notes to repay indebtedness under the Company's credit facility.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A) EXHIBITS.

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBITS
------            -----------------------

3.1       --      Restated Charter of PhyCor (1)
3.2       --      Amendment to Restated Charter of PhyCor (2)
3.3       --      Amendment to Restated Charter of PhyCor (3)
3.4       --      Amended Bylaws of PhyCor (1)
4.1       --      Specimen of Common Stock Certificate (4)
4.2       --      Shareholder Rights Agreement, dated February 18, 1994, between PhyCor and First Union
                  National Bank of North Carolina (5)
10.1      --      PhyCor, Inc. 1999 Incentive Stock Plan (6)
10.2      --      Amendment, dated August 23, 1999, to the Securities Purchase Agreement for Zero Coupon
                  Convertible Subordinated Notes due 2014, dated as of June 15, 1999 (7)
10.3      --      Amendment No. 3 and Consent dated as of September 1, 1999, to the Second Amended and Restated
                  Revolving Credit Agreement, dated as of April 2, 1998, among the Registrant, the Banks named therein and Citibank, N.A. (6)
 27       --      Financial Data Schedule (for SEC use only)(6)

-------------
(1) Incorporated by reference to exhibits filed PhyCor's Annual Report on Form 10-K for the year ended December 31, 1994, Commission No. 0-19786.
(2) Incorporated by reference to exhibits filed with PhyCor's Registration Statement on Form S-3, Registration No. 33-93018.
(3) Incorporated by reference to exhibits filed with PhyCor's Registration Statement on Form S-3, Registration No. 33-98528.
(4) Incorporated by reference to exhibits filed with PhyCor's Registration Statement on Form S-1, Registration No. 33-44123.
(5) Incorporated by reference to exhibits filed with PhyCor's Current Report on Form 8-K dated February 18, 1994, Commission No. 0-19786.
(6)  Filed herewith.
(7) Incorporated by reference to exhibits filed with PhyCor's Current Report on Form 8-K dated September 7, 1999, Commission No. 0-19786.

(B) REPORTS ON FORM 8-K.

          The Company filed a Current Report on Form 8-K on September 7, 1999 announcing the issuance and sale of the Series A Notes to E. M. Warburg, Pincus & Co., LLC, resulting in gross proceeds to the Company of $100 million, pursuant to Item 5 of Form 8-K.

                                   SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PHYCOR, INC.



                                       By: /s/  W. Carl Whitmer
                                           -------------------------------------
                                           W. Carl Whitmer
                                           Vice President and Treasurer
                                           (principal financial and accounting
                                           officer)

 Date:   November 15, 1999

                                  EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBITS
------            -----------------------

3.1       --      Restated Charter of PhyCor (1)
3.2       --      Amendment to Restated Charter of PhyCor (2)
3.3       --      Amendment to Restated Charter of PhyCor (3)
3.4       --      Amended Bylaws of PhyCor (1)
4.1       --      Specimen of Common Stock Certificate (4)
4.2       --      Shareholder Rights Agreement, dated February 18, 1994, between PhyCor and First Union
                  National Bank of North Carolina (5)
10.1      --      PhyCor, Inc. 1999 Incentive Stock Plan (6)
10.2      --      Amendment, dated August 23, 1999, to the Securities Purchase Agreement for Zero Coupon
                  Convertible Subordinated Notes due 2014, dated as of June 15, 1999 (7)
10.3      --      Amendment No. 3 and Consent dated as of September 1, 1999, to the Second Amended and Restated
                  Revolving Credit Agreement, dated as of April 2, 1998, among the Registrant, the Banks named therein and Citibank, N.A. (6)
 27       --      Financial Data Schedule (for SEC use only)(6)

-------------
(1) Incorporated by reference to exhibits filed PhyCor's Annual Report on Form 10-K for the year ended December 31, 1994, Commission No. 0-19786.
(2) Incorporated by reference to exhibits filed with PhyCor's Registration Statement on Form S-3, Registration No. 33-93018.
(3) Incorporated by reference to exhibits filed with PhyCor's Registration Statement on Form S-3, Registration No. 33-98528.
(4) Incorporated by reference to exhibits filed with PhyCor's Registration Statement on Form S-1, Registration No. 33-44123.
(5) Incorporated by reference to exhibits filed with PhyCor's Current Report on Form 8-K dated February 18, 1994, Commission No. 0-19786.
(6)  Filed herewith.
(7) Incorporated by reference to exhibits filed with PhyCor's Current Report on Form 8-K dated September 7, 1999, Commission No. 0-19786.