Form 10-K405/A
period 1999-12-31
PHYCOR INC /TN/
filed 2000-02-14
CIK 881400

                       DOCUMENTS INCORPORATED BY REFERENCE

         Document incorporated by reference and the part of Form 10-K into which the document is incorporated:

         Portions of the Registrant's Definitive
         Proxy Statement Relating to the Annual
         Meeting of Shareholders to be held on May 25, 1999             Part III

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

         As of December 31, 1998, PhyCor operated the following medical clinics in conjunction with the affiliated physician groups described below:

                                                                                   PERCENTAGE
                                                                                       OF          NUMBER
                                                                                     PRIMARY         OF           PHYCOR
                                                        YEAR         NUMBER OF        CARE         MEDICAL      OPERATIONS
CLINIC                        LOCATION                 FOUNDED      PHYSICIANS     PHYSICIANS    SPECIALTIES     COMMENCED
------                        --------                 -------      ----------     ----------    -----------     ---------
Green Clinic                  Ruston, LA                1948            34             44%            15        Oct. 1988
Doctors' Clinic               Vero Beach, FL            1969            35             43             19        Jan. 1989
Nalle Clinic                  Charlotte, NC             1921           140             58             24        Feb. 1990
Greeley Medical Clinic        Greeley, CO               1933            43             54             16        Oct. 1990
Pueblo Physicians             Pueblo, CO                1970            37             57             13       Sept. 1991
Sadler Clinic                 Conroe, TX                1955            49             55             16        Jan. 1992
Diagnostic Clinic             San Antonio, TX           1972            42             52             16        Jan. 1992
Virginia Physicians           Richmond, VA              1923            70             66             15        Feb. 1992
Laconia Clinic                Laconia, NH               1938            22             50             14       Sept. 1992
Olean Medical                 Group Olean, NY           1937            33             36             20        Nov. 1992
Holston Medical Group         Kingsport, TN             1975            49             76             11        Jan. 1993
The Medical & Surgical        Irving, TX                1961            35             77             10        Mar. 1993

                                                                                   PERCENTAGE
                                                                                       OF          NUMBER
                                                                                     PRIMARY         OF           PHYCOR
                                                        YEAR         NUMBER OF        CARE         MEDICAL      OPERATIONS
CLINIC                        LOCATION                 FOUNDED      PHYSICIANS     PHYSICIANS    SPECIALTIES     COMMENCED
------                        --------                 -------      ----------     ----------    -----------     ---------

Clinic of Irving
Simon-Williamson Clinic       Birmingham, AL            1935            36             61             15        July 1993
Medical Arts Clinic           Corsicana, TX             1952            40             43             18        Jan. 1994
Lexington Clinic              Lexington, KY             1920           170             49             25        Feb. 1994
Southern Plains Medical       Chickasha, OK             1946            22             64             11        Aug. 1994
Center
Holt-Krock Clinic             Fort Smith, AR            1921            79             43             20       Sept. 1994(1)
Burns Clinic Medical          Petoskey, MI              1931           100             45             25        Oct. 1994(2)
Center
Boulder Medical Center        Boulder, CO               1949            52             46             22        Oct. 1994
Northeast Arkansas            Jonesboro, AR             1977            74             62             15        Mar. 1995
Clinic
PAPP Clinic                   Newnan, GA                1939            45             58             11         May 1995
Ogden Clinic                  Ogden, UT                 1968            38             42             18        June 1995
Arnett Clinic                 Lafayette, IN             1922           129             40             24        Aug. 1995
Casa Blanca Clinic            Mesa, AZ                  1969            83             69             18       Sept. 1995
South Texas Medical           Wharton, TX               1985            65             60             19        Nov. 1995
Clinics
South Bend Clinic             South Bend, IN            1916            64             64             18        Nov. 1995(3)
Guthrie Clinic                Sayre, PA                 1910           235             43             29        Nov. 1995(4)
Clinics of North Texas        Wichita Falls, TX         1995            84             46             22        Mar. 1996
Houston Metropolitan          Houston, TX               1975            26            100             21        Mar. 1996
Medical Associates            Rome, GA                  1948           105             31             21         May 1996
Harbin Clinic
Focus Health Services         Denver, CO                1989            55             86              8        July 1996
Clark-Holder Clinic           LaGrange, GA              1936            42             38             17        July 1996
Medical Arts Clinic           Minot, ND                 1958            33             58             15        Aug. 1996
Wilmington Health             Wilmington, NC            1971            60             47             14        Aug. 1996
Associates
Gulf Coast Medical Group      Galveston, TX             1996            24             79              8        Aug. 1996(5)
Hattiesburg Clinic            Hattiesburg, MS           1963           123             46             21        Oct. 1996
Toledo Clinic                 Toledo, OH                1926            85             25             19        Nov. 1996
Lewis-Gale Clinic             Roanoke, VA               1909           137             47             25        Nov. 1996
Straub Clinic & Hospital      Honolulu, HI              1921           178             56             25        Jan. 1997(6)
The Vancouver Clinic          Vancouver, WA             1936            80             56             15        Jan. 1997
First Physicians              Palm Springs, CA          1997            21             62              7        Feb. 1997
Medical Group
St. Petersburg-Suncoast       St. Petersburg, FL        1997            83             30             22        Feb. 1997(7)
Medical Group
White Wilson Medical          Ft. Walton, FL            1946            58             50             17        July 1997
Center
Welborn Clinic                Evansville, IN            1947            85             53             21        Aug. 1997
The Maui Medical Group        Maui, HI                  1961            35             60             14       Sept. 1997
Murfreesboro Medical          Murfreesboro, TN          1949            45             62             11        Oct. 1997
Clinic
West Florida Medical          Pensacola, FL             1938           160             34             27        Oct. 1997
Center Clinic
Northern California           Santa Rosa, CA            1975            35             54              5        Dec. 1997
Medical Associates
Lakeview Medical Center       Suffolk, VA               1905            33             55             13        Jan. 1998(8)
Grove Hill Medical            New Britain, CT           1947            73             47             15        Mar. 1998
Center
Desert Valley Medical         Victorville, CA           1985            56             75             16         May 1998
Group
Riverbend Physicians &        Alton, IL                 1955            16             69              7        July 1998(9)
Surgeons

                                                                                   PERCENTAGE
                                                                                       OF          NUMBER
                                                                                     PRIMARY         OF           PHYCOR
                                                        YEAR         NUMBER OF        CARE         MEDICAL      OPERATIONS
CLINIC                        LOCATION                 FOUNDED      PHYSICIANS     PHYSICIANS    SPECIALTIES     COMMENCED
------                        --------                 -------      ----------     ----------    -----------     ---------

Health Partners Medical       Bedford, TX               1993            48            100              4        July 1998(9)
Group
Doctors Walk-In               Tampa Bay, FL             1958            25            100              4        July 1998(9)
Clinics, Inc.
Palm Beach Medical Group      Palm Beach, FL            1953            29             72              7        July 1998(9)
Georgia Internal Lithia       Springs, GA               1976             4            100              1        July 1998(9)
Medicine
Huntington Medical Group      Huntington, NY            1945            34             50             14        Oct. 1998

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

          1997                                                   HIGH            LOW
          ----                                                   ----            ---
          First Quarter                                        $ 35.38         $ 26.50
          Second Quarter                                         35.50           22.88
          Third Quarter                                          34.75           27.63
          Fourth Quarter                                         33.25           22.75

          1998                                                   HIGH            LOW
          ----                                                   ----            ---
          First Quarter                                          28.50           18.88
          Second Quarter                                         23.81           14.13
          Third Quarter                                          17.38            4.50
          Fourth Quarter                                          7.69            3.94

          1999                                                   HIGH            LOW
          ----                                                   ----            ---

          First Quarter (through March 26, 1999)                $ 8.38           $4.50

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

ITEM 6. SELECTED FINANCIAL DATA

YEAR ENDED DECEMBER 31,                       1998              1997              1996           1995           1994
-----------------------                       ----              ----              ----           ----           ----
Statement of Operations Data:
Net revenue                               $ 1,512,499       $ 1,119,594       $   766,325    $   441,596    $   242,485
Operating expenses:
    Cost of provider services                 134,302                --                --             --             --
    Salaries, wages and benefits              513,646           421,716           291,361        166,031         88,443
    Supplies                                  227,440           181,565           119,081         67,596         37,136
    Purchased medical services                 37,774            31,171            21,330         17,572         11,778
    Other expenses                            218,359           171,480           125,947         71,877         40,939
    General corporate expenses                 29,698            26,360            21,115         14,191          9,417
    Rents and lease expense                   126,453           100,170            65,577         36,740         23,413
    Depreciation and amortization              90,238            62,522            40,182         21,445         12,229
    Provision for asset revaluation and
        clinic restructuring(1)               224,900            83,445                --             --             --
    Merger expenses                            14,196                --                --             --             --
                                          -----------       -----------       -----------    -----------    -----------
        Net operating expenses              1,617,006         1,078,429           684,593        395,452        223,355
                                          -----------       -----------       -----------    -----------    -----------
     Earnings (loss) from operations         (104,507)           41,165            81,732         46,144         19,130
    Interest income                            (3,032)           (3,323)           (3,867)        (1,816)        (1,334)
    Interest expense                           36,266            23,507            15,981          5,230          3,963
                                          -----------       -----------       -----------    -----------    -----------
        Earnings (loss) before income
            taxes and minority interest      (137,741)           20,981            69,618         42,730         16,501
    Income tax expense (benefit)              (39,890)            6,098            22,775         13,923          4,826
    Minority interest                          13,596            11,674            10,463          6,933             --
                                          -----------       -----------       -----------    -----------    -----------
        Net earnings (loss)               $  (111,447)(2)   $     3,209(2)    $    36,380    $    21,874    $    11,675(3)
                                          ===========       ===========       ===========    ===========    ===========
Net earnings (loss) per share(4)
    Basic                                 $     (1.55)(2)   $       .05(2)    $       .67    $       .45    $       .35(3)
    Diluted                               $     (1.55)(2)   $       .05(2)    $       .60    $       .41    $       .32(3)
Weighted average shares outstanding(4)
    Basic                                      71,822            62,899            54,608         48,817         33,240
    Diluted                                    71,822            66,934            61,096         53,662         42,988

DECEMBER 31,                                  1998            1997           1996            1995            1994
------------                                  ----            ----           ----            ----            ----
Balance Sheet Data:
Working capital                            $ 187,854        $ 203,301      $ 182,553      $ 111,420         $ 80,533
Total assets                               1,846,539        1,562,776      1,118,581        643,586          351,385
Long-term debt                               651,209          501,107        444,207        140,633           94,653
Total shareholders' equity                   804,410          710,488        451,703        388,822          184,125

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

         Pursuant to the Company's service agreements with its affiliated clinics, the physician groups affiliated with the clinics are obligated to repurchase at book value all of the assets associated with the clinic, including intangible assets, upon termination of the service agreement. The Company's ability to recover the net book value associated with a terminated service agreement is largely dependent upon the circumstances of the termination, the willingness of the physicians to honor their agreement with the Company and the financial position of the physicians affiliated with the clinic. In the event of a termination of a service agreement, PhyCor expects the terminating group to fulfill its repurchase obligation at the effective time of termination. The Company owns substantially all of the tangible assets related to the operations of its affiliated clinics, which assets provide collateral for a portion of the purchase requirement in the event of termination. Tangible assets associated with clinics represented approximately 51% of the Company's total assets associated with the clinics. The intangible assets of the Company related to the affiliated clinics totaled $696.8 million as of December 31, 1998. In connection with the disposal of certain clinic operations, the Company determined that a sale of assets below book value provided a more cost-effective means to terminate its relationship with certain clinics rather than attempting to collect the full net book value of the assets through the enforcement of its contractual rights under the service agreement with the clinic. See "Asset Revaluation and Clinic Restructuring-Assets Held for Sale." The Company has evaluated, on an individual basis, the appropriate course of action for each of its terminated service agreements and expects to pursue the most appropriate and effective course, given the facts and circumstances of any termination, to recover the amounts owed as a result of any such termination.

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

         The table below indicates the number of clinics and physicians affiliated with the Company and provides certain information with respect to the Company's IPA operations at the end of the years indicated:

                                              1998           1997            1996            1995           1994
                                              ----           ----            ----            ----           ----
Clinic operations:
    Number of affiliated clinics                  56             55              44              31            22
    Number of affiliated physicians            3,693          3,863           3,050           1,955         1,143
IPA operations:
    Number of markets                             35             28              17              13             7(1)
    Number of physicians                      22,900         19,000           8,700           5,300         3,600(1)
    Number of commercial members             730,000        420,000         306,000         180,000       105,000(1)
    Number of Medicare members               171,000         99,000          69,000          38,000        24,000(1)

(1)      Information is as of January 1, 1995.

         The table below indicates the payor mix of the aggregate net clinic revenue earned by the physician groups and IPAS currently affiliated with the Company.

                                             1998            1997           1996            1995            1994
                                             ----            ----           ----            ----            ----
Medicare                                        19%            22%            20%            20%              29%
Medicaid                                         3              4              3              3                3
Managed care(1)                                 51             41             42             37               25
Private payor and insurance                     27             33             35             40               43
                                             -----          -----          -----          -----            -----
                                               100%           100%           100%           100%             100%

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

YEAR ENDED DECEMBER 31,                                              1998                1997              1996
-----------------------                                              ----                ----              ----
Net revenue                                                         100.0%              100.0%             100.0%
Operating expenses:
    Cost of provider services                                         8.9                 -.-                -.-
    Salaries, wages and benefits                                     33.9                37.7               38.0
    Supplies                                                         15.0                16.2               15.5
    Purchased medical services                                        2.5                 2.8                2.8
    Other expenses                                                   14.4                15.3               16.4
    General corporate expenses                                        2.0                 2.4                2.8
    Rents and lease expense                                           8.4                 8.9                8.6
    Depreciation and amortization                                     6.0                 5.6                5.2
    Provision for asset revaluation and clinic restructuring         14.9                 7.4                -.-
    Merger expenses                                                   0.9                 -.-                -.-
                                                                    -----               -----              -----
Net operating expenses                                              106.9(1)             96.3(1)            89.3
    Earnings (loss) from operations                                  (6.9)(1)             3.7(1)            10.7
Interest income                                                      (0.2)               (0.3)              (0.5)
Interest expense                                                      2.4                 2.1                2.1
                                                                    -----               -----              -----
    Earnings (loss) before income taxes and minority                 (9.1)(1)             1.9(1)             9.1
interest
Income tax expense (benefit)                                         (2.6)(1)             0.5(1)             3.0
Minority interest                                                     0.9                 1.1                1.4
                                                                    -----               -----              -----
    Net earnings (loss)                                              (7.4)%(1)            0.3%(1)            4.7%
                                                                    =====               =====              =====

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

1998 COMPARED TO 1997

         Net revenue increased $392.9 million, or 35.1%, from $1.12 billion for 1997 to $1.51 billion for 1998. Net revenue from multi-specialty and group formation clinics ("Clinic Net Revenue") increased in 1998 from 1997 by $182.0 million, comprised of (i) a $161.4 million increase in service fees for reimbursement of clinic expenses incurred by the Company and (ii) a $20.6 million increase in the Company's fees from clinic operating income and net physician group revenue. The increases in Clinic Net Revenue, excluding same clinic revenue increases discussed below, were comprised of $177.2 million from newly acquired clinics in 1998 or the timing of entering into new service agreements in 1997, reduced by $49.5 million from clinic operations disposed of in 1998. Included in the changes in Clinic Net Revenue is the impact of declining reimbursement for services rendered by the physician groups. Specifically, the provision for doubtful accounts and contractual adjustments on gross physician group, hospital and other revenue increased to 40.5% for 1998 from 38.3% for 1997. Net revenue from the service agreements (excluding clinics whose related assets have been sold) in effect for all of 1998 and 1997 increased by $54.3 million in 1998 compared with 1997. Same market service agreement net revenue growth resulted from the addition of new physicians, the expansion of ancillary services and increases in patient volume and fees.

         Net revenue from IPAs increased $168.8 million, or 241.1%, from $70.0 million for 1997 to $238.8 million for 1998. This increase resulted primarily from increases in net revenues from the acquisitions of PrimeCare and MHG in 1998 of an aggregate of approximately $137.2 million and the addition of ten IPA markets subsequent to the first quarter of 1997 of approximately $10.6 million. (The Company expects to commence closing MHG operations effective April 30, 1999. See "Asset Revaluation and Clinic Restructuring.") Net revenue from the IPA markets in effect for all of 1998 and 1997 increased by $21.0 million, or 31.9%, in 1998 compared to 1997. Same market IPA growth resulted from the addition of new physicians, increases in IPA enrollment and increases in patient volume and fees.

         During 1998, most categories of operating expenses changed as a percentage of net revenue when compared to 1997. The addition of cost of provider services is a result of the acquisitions of PrimeCare and MHG in 1998. PrimeCare and MHG own and manage IPAs, and each are a party to certain managed care contracts, resulting in the Company presenting revenue from these operations on a "grossed-up basis." Under this method, unlike the majority of the Company's IPAs, the cost of provider services (payments to physicians and other providers under compensation, sub-capitation and other reimbursement contracts) is not included as a deduction to net revenue of the Company, but is reported as an operating expense. This revenue reporting resulted in a new cost of provider services expense line item and in general would cause other expense line items to decrease as a percentage of net revenue when compared to periods prior to the acquisitions of Primecare and MHG. As a result, during 1998 most categories of operating expenses decreased as a percentage of net revenue when compared to 1997. Excluding the impact of PrimeCare's and MHG's revenue reporting, there were no significant variances in the operating expenses as a percentage of net revenue compared to 1997. Excluding the impact of PrimeCare's and MHG's revenue reporting, supplies expense, other expenses, rents and lease expense and depreciation and amortization marginally increased as a percentage of net revenue. The increase in supplies expense is a result of continued increases in costs of drugs and medications, the addition of pharmacies at certain existing clinics and recent affiliations with clinics that operate pharmacies. Other expenses and rents and lease expense increased as a result of the reduction of physicians in certain of the Company's group formation clinics which resulted in these clinics not operating at full capacity but still being responsible for certain fixed costs obligations. The increase in depreciation and amortization expense resulted from the change in amortization policy with respect to intangible assets and the impact of recent acquisitions. Excluding the impact of PrimeCare's and MHG's revenue reporting, salaries, wages and benefits marginally decreased as a percentage of net revenue. This decrease is a result of the Company's continuing efforts to control overhead costs. While general corporate expenses decreased as a percentage of net revenue, the dollar amount increased as a result of the Company's response to increasing physician group needs for practice management services, including managed care negotiations, information system implementations and clinical outcomes management programs.

         PhyCor's managed IPAs and affiliated physician groups enter into contracts with third party payors, many of which are based on fixed or capitated fee arrangements. Under these capitation arrangements, health care providers receive a fixed fee per plan member per month and providers bear the risk, generally subject to certain loss limits, that the total costs of providing medical services to the members will exceed the fixed fee. The IPA management fees are based, in part, upon a share of the portion, if any, of the fixed fee that exceeds actual costs incurred. Some agreements with payors also contain "shared risk" provisions under which PhyCor, through the IPA, can share additional fees or can share in additional costs, depending on the utilization rates of the members and the success of the IPAs. Through calculation of its service fees, the Company also shares indirectly in capitation risk assumed by its affiliated physician groups. In addition, the Company owns two HMOs which were affiliated with the multi-specialty clinics prior to affiliation with PhyCor. The Company also owns a 50% interest in another such HMO. Incurred but not reported claims payable ("IBNR claims payable") represent the liability for covered services that have been performed by physicians for enrollees of various medical plans. The estimated claims incurred but not reported are based on the Company's historical claims data, current enrollment, health service utilization statistics and other related information. There were no material adjustments in the current year to prior year IBNR claims payable. In connection with the July, 1998 MHG IPA acquisition, the Company assumed IBNR claims payable of approximately $7.0 million. Subsequently, the MHG IBNR claims payable liability as of the acquisition date was increased by approximately $8.3 million. See "Asset Revaluation and Clinic Restructuring - Assets Held for Sale."

         On behalf of certain of the Company's affiliated IPAs, the Company has been required to underwrite letters of credit to managed care payors to help ensure payment of health care costs for which the affiliated IPAs have assumed responsibility. As of December 31, 1998, letters of credit aggregating $7.0 million were outstanding under the bank credit facility for the benefit of managed care payors. The Company would seek reimbursement from an IPA if there was a draw on a letter of credit. No draws on any of these letters of credit have occurred to date.

         The total provision for asset revaluation and clinic restructuring for the year ended December 31, 1998 totaled $224.9 million, consisting of $22.0 million in the first quarter of 1998, a net $92.5 million in the third quarter of 1998 and $110.4 million in the fourth quarter of 1998. The provision for clinic restructuring of $22.0 million in the first quarter of 1998 related to seven of the Company's clinics that were being restructured or disposed of and included facility and lease termination costs, severance and other exit costs. In the fourth quarter of 1997, the Company recorded a pre-tax charge of $83.4 million related to asset revaluation at these same clinics. The charges addressed operating issues that developed in four of the Company's multi-specialty clinics that represent the Company's earliest developments of such clinics through the formation of new groups. Three other clinics included in the 1997 charge represent clinics disposed of during 1998 because of a variety of negative operating and market-specific issues. See discussion of these charges in "Asset Revaluation and Clinic Restructuring" below. At December 31, 1998, the Company had a total of five group formation clinics and two FPC clinics that have characteristics similar to group formation clinics. These remaining clinics include two clinics associated with the charges discussed above, one of which was disposed of in March 1999. The total assets and intangible assets of the remaining five group formation clinics and similar FPC clinics totaled $56.8 million and $21.0 million, respectively, at December 31, 1998. Net revenue and pre-tax income (loss) for the group formation and similar FPC clinics for 1998 were $63.7 million and ($1.0) million, respectively, and for 1997 were $44.4 million and $519,000, respectively.

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

                                                                   1998 QUARTER ENDED
                                                                   ------------------
                                            MAR 31              JUNE 30          SEPT 30              DEC 31
                                            ------              -------          -------              ------
Net revenue                                 322,695            $ 371,450        $ 408,487            $ 409,867
Earnings (loss) before taxes                (10,753)(1)           24,306          (73,019)(2)          (91,871)(3)
Net earnings (loss)                          (7,498)(1)           15,313          (50,843)(2)          (68,419)(3)
Earnings (loss) per share--diluted        $    (.12)(1)        $     .22        $    (.66)(2)        $    (.90)(3)

                                                                1997 QUARTER ENDED
                                                                ------------------
                                            MAR 31           JUNE 30          SEPT 30          DEC 31
                                            ------           -------          -------          ------
Net revenue                               $ 250,652        $ 267,354        $ 284,291        $ 317,297
Earnings (loss) before taxes                 20,011           22,395           24,576          (57,675)(4)
Net earnings (loss)                          12,307           13,706           15,040          (37,844)(4)
Earnings (loss) per share--diluted        $     .19        $     .20        $     .22        $    (.56)(4)

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

ASSET REVALUATION AND CLINIC RESTRUCTURING

         Assets Held for Sale

         During 1998, the health care industry has undergone rapid changes that have significantly affected physicians and other health care providers. Declining reimbursement from Medicare and commercial payors has negatively impacted physician revenues and incomes. The Company and its physicians have attempted to react to this development by devising and implementing plans to reduce overhead, increase patient volume, increase physician productivity and change payor mixes. In some clinics, physicians have been slow to engage in necessary changes because of medical group culture or other market factors and, as a result, these strategies have been only marginally successful or in some cases not successful. Physician groups that have weak governance structures and marginal market presence, among other factors, have experienced difficulty dealing with the impact of these financial pressures. This difficulty has affected the relationships among physicians within the groups and between the physician groups and the Company. As a result, during 1998 the Company sold clinic operating assets and terminated the related service agreements, or is in the process of doing so, with a number of clinics affiliated with the Company.

         In the fourth quarter of 1998, the Company recorded pre-tax asset revaluation charges totaling $110.4 million, consisting of $75.7 million related to assets to be sold and $34.7 million related to asset impairments. The fourth quarter 1998 asset revaluation charge related to assets held for sale included current assets, property and equipment, other assets and intangible assets of $2.4 million, $2.9 million, $1.4 million and $69.0 million, respectively.

         $26.0 million of the fourth quarter 1998 charge related to adjustments of the carrying value of the Company's assets at Holt-Krock and Burns Clinic Medical Center ("Burns") as a result of agreements to sell certain assets associated with these service agreements. These clinics represent multi-specialty clinics that are being disposed because of a variety of negative operating and market issues, including those related to declining reimbursement for Medicare and commercial patient services, market position and clinic demographics, physician relations, physician turnover rates, declining physician incomes, physician productivity, operating results and ongoing viability of the existing medical group. Although these factors have been present individually from time to time in various affiliated clinics and could occur in future clinic operations, the combined effect of these factors at the clinics held for sale resulted in clinic operations that were difficult to effectively manage. Therefore, the Company determined in the fourth quarter of 1998 to sell the clinic operating assets and terminate the agreements related to these clinics. The net assets held for sale for these two clinics at December 31, 1998 was approximately $33.7 million and consisted primarily of accounts receivable, property and equipment, other assets and intangible assets less certain current liabilities. For the year ended December 31, 1998, net revenues and pre-tax income from these two clinics was $75.4 million and $1.0 million, respectively, compared to $76.9 million and $4.4 million, respectively, for the year ended December 31, 1997.

         In addition, the fourth quarter 1998 charge provided for the write-off of $31.6 million of goodwill recorded in connection with the July 1998 MHG acquisition. MHG was an Atlanta-based IPA whose network at such time included approximately 400 primary care physicians and 1,800 specialists who provided care to approximately 57,000 managed care members under capitated contracts. In September 1998, PhyCor announced that the earnings of MHG were significantly below target because of higher than expected costs from MHG's managed care contracts. Subsequent to the closing of this acquisition, the claims received from its principal payor for costs arising before the acquisition revealed that MHG's costs significantly exceeded its revenues under the payor contract prior to the date of acquisition. PhyCor continued to fund the premium deficiency under this principal payor contract, which accounted for approximately 90% of MHG's revenues, while attempting to renegotiate payment terms with the payor to allow for this principal payor contract to be economically viable. In January of 1999, a mutually beneficial agreement could not be reached. The payor contract is expected to terminate by mutual agreement on April 30, 1999 and the Company expects to commence closing its MHG operation at that time. The Company is attempting to recover its investment in MHG from the sellers of MHG, but there can be no assurance of a recovery. For the year ended December 31, 1998, net revenue and pre-tax income from MHG was $30.4 million and $300,000, respectively.

         Also included in the fourth quarter 1998 pre-tax charge is $18.1 million related to one of the clinics included in the acquisition of First Physician Care ("FPC") in July 1998 that was experiencing significant problems similar to those the Company had previously experienced with group formation clinics. PhyCor recorded the asset revaluation charge primarily to write down goodwill from the FPC acquisition to recognize the expected decline in future cash flows of the investment. The net assets held for sale for this FPC clinic at December 31, 1998 was approximately $3.0 million and consisted primarily of property and equipment. For the year ended December 31, 1998, net revenue and pre-tax income from this FPC clinic was $9.5 million and $600,000, respectively.

         At December 31, 1998, net assets currently expected to be sold during the next 12 months totaled approximately $41.2 million after taking into account the charges discussed above relating to clinics with which the Company intends to terminate its affiliation. These net assets consisted of current assets, property and equipment, intangible assets and other assets less liabilities which are expected to be assumed by purchasers. The Company intends to recover these amounts during the next 12 months as the asset sales occur. However, there can be no assurance that the Company will recover this entire amount. As of March 31, 1999, the Company had completed the sale of one clinic and received approximately $4.8 million of proceeds on those assets held for sale in form of notes receivable, with the purchasers assuming certain liabilities.

         In the third quarter of 1998, the Company recorded a net pre-tax asset revaluation charge of $92.5 million, comprised of a $103.3 million charge less the reversal of restructuring charges recorded in the first quarter of 1998. Of this charge, $75.9 million related to assets to be sold for operations that the Company considered "group formation clinics" and included current assets, property and equipment, other assets and intangible assets of $3.4 million, $3.6 million, $6.7 million and $62.2 million, respectively. Group formation clinics represented the Company's attempt to create multi-specialty groups by combining the operations of several small physician groups or individual physician practices. The Company has not been able to successfully consolidate the operations of these clinics as a result of a variety of factors including lack of medical group governance or leadership, inability of the Company and the clinics to agree on income distribution plans, separate information systems, redundant overhead structures and lack of group cohesiveness. The Company has therefore determined to sell the clinic operating assets and terminate the agreements related to these clinics. For the year ended December 31, 1998, net revenues and pre-tax losses from these group formation clinics included in the third quarter 1998 charge were $52.7 million and $3.7 million, respectively, compared to $83.9 million and $1.9 million, respectively, for the year ended December 31, 1997.

         A portion of the third quarter 1998 charge related to deteriorating negative operating trends for three group formation clinic operations which were included in the fourth quarter 1997 asset revaluation charge and the corresponding decision to dispose of those assets when the restructuring plan was unsuccessful. Prior to this charge, the carrying value of these assets and liabilities was $84.8 million and $17.8 million, respectively. The third quarter 1998 asset revaluation charge related to assets held for sale for these three group formation clinics included current assets, property and equipment, other assets and intangible assets of approximately $2.2 million, $2.8 million, $6.7 million and $50.5 million, respectively. The Company completed the termination of its agreements with two of these clinics in the third quarter of 1998 and one clinic in the first quarter of 1999. The net assets held for sale for the one remaining clinic at December 31, 1998 were approximately $4.5 million and consisted primarily of accounts receivable and property and equipment. Total consideration received from these terminations consisted of approximately $3.8 million in cash and $5.3 million in notes receivable, in addition to certain liabilities being assumed by the purchasers.

         Additionally, the third quarter 1998 charge provided for the disposition of assets of two group formation clinics that were not included in the fourth quarter 1997 asset revaluation charge. The third quarter 1998 asset revaluation charge related to assets held for sale for these two group formation clinics included current assets, property and equipment and intangible assets of approximately $1.2 million, $800,000 and $11.7 million, respectively. The Company completed the termination of its agreements with one of these clinics in the third quarter of 1998 and the other clinic in the fourth quarter of 1998. Total consideration received from these terminations consisted of approximately $7.5 million in cash and $5.1 million in notes receivable, in addition to certain liabilities being assumed by the purchasers.

         In the fourth quarter of 1997, the Company recorded pre-tax asset revaluation charges totaling approximately $83.4 million, consisting of $29.2 million related to assets to be sold and $54.2 million related to restructuring of clinic operations. The fourth quarter 1997 asset revaluation charge related to assets held for sale included current assets, property and equipment, other assets and intangible assets of $5.8 million, $2.9 million, $4.5 million and $16.0 million, respectively, related to three clinics. The factors impacting the decision to sell these assets and terminate the agreements with the affiliated physician groups is consistent with the factors described in the discussion of the fourth quarter of 1998 asset revaluation charge above. The Company determined in the fourth quarter of 1997 that its position in each of these markets was untenable under current circumstances as the cash flow, although positive, did not provide sufficient return to the Company. Therefore, the Company determined to sell the clinic operating assets and terminate the agreements related to these clinics. The Company completed the termination of its agreements with one of these clinics in the first quarter of 1998, one clinic in the second quarter of 1998 and one clinic in the third quarter of 1998. Total consideration received from these terminations consisted of approximately $4.7 million in cash, in addition to certain liabilities being assumed by the purchasers. Losses on the clinics divested approximated the amounts accrued. These clinics were sold below book value because of the reasons noted above, and given such facts, a sale at a discount to carrying value was considered more cost effective that a closure which would have subjected the Company to additional costs. For the year ended December 31, 1998, net revenues and pre-tax losses from these clinics was $7.4 million and $300,000, respectively, compared to $25.5 million and $1.0 million, respectively, for the year ended December 31, 1997.

         In summary, net revenues and pre-tax income (losses) from operations disposed of as of December 31, 1998 were $54.0 million and ($3.1 million), respectively, for the year ended December 31, 1998, compared to $103.5 million and ($2.5 million), respectively, for the year ended December 31, 1997. Net revenues and pre-tax income from operations held for sale as of December 31, 1998 were $121.4 million and $1.0 million, respectively, for the year ended December 31, 1998, compared to $82.8 million and $4.0 million, respectively, for the year ended December 31, 1997.

         There can be no assurance that in the future a similar combination of negative characteristics will not develop at a clinic affiliated with the Company and result in the termination of the service agreement or that in the future additional clinics will not terminate relationships with the Company in a manner that may adversely affect the Company.

         Asset Impairments

         As previously discussed in "Asset Revaluation and Clinic Restructuring
- Assets Held for Sale," 1998 has been a period of rapid change for physicians and physician groups. Factors such as unexpected physician departures, declining Medicare and commercial reimbursement, changing market conditions, demographics, group governance and leadership, and continued increasing pressure on operating costs contribute to stagnant and, in some cases, expected declining physician incomes and operating results of these clinic operations. The Company and its physicians have continued to attempt to react to this development by devising and implementing plans to reduce overhead, increase patient volume, increase physician productivity, and change payor mixes. In some clinics, physicians have been slow to engage in necessary changes because of medical group culture or other market factors, therefore making these strategies only marginally successful.

         In the fourth quarter of 1998, the Company recorded $34.7 million of asset revaluation charges related to the impairment of long-lived assets of one of its ongoing clinic operations. The Company had invested significantly in the operation of the Lexington Clinic to support the growth and expansion of the clinic and its affiliated health maintenance organization ("HMO"). Lexington Clinic's financial performance has been negatively impacted by the combination of poor financial performance at a number of satellite locations, a challenging and extended information system conversion, a potential loss arising from a dispute with one of the HMO's payors and the repayment of funds used to finance the Lexington Clinic's and the HMO's growth. In light of the existing circumstances, realization of certain of the Company's assets related to the Lexington Clinic was unlikely. Accordingly, the Company recorded a charge in the fourth quarter of 1998 to reduce to net realizable value its investments in numerous satellite operations and to provide a reserve for amounts owed by the Lexington Clinic to the Company. This charge included current assets, property and equipment, other assets and intangible assets of $1.3 million, $800,000, $25.6 million and $7.0 million, respectively.

         In the third quarter of 1998, the Company recorded approximately $16.6 million of asset revaluation charges related to the impairment of long-lived assets of one of its ongoing group formation clinic operations. See below for additional discussion of group formation clinics. Although this clinic exhibited the characteristics of high risk new group formation clinics as discussed below, the Company did not intend to dispose of this clinic. The Company implemented plans to try to maintain the operations of the clinic, however, all intangible assets were written off based on the Company's experience with new group formations and the belief that the clinic may have to be liquidated. The clinic was subsequently disposed of in the fourth quarter of 1999. Fair value for the long-lived assets was determined primarily by utilizing the results of a cash flow analysis and an expectation of recoveries in asset dispositions.

         In the fourth quarter of 1997, the Company recorded pre-tax asset revaluation charges totaling approximately $54.2 million related to impairment of assets at certain clinic operations. These charges were in response to issues, which arose at four multi-specialty clinics that the Company considered to be "group formation clinics" and included current assets, property and equipment, other assets and intangible assets of approximately $500,000, $2.1 million, $800,000 and $50.8 million, respectively. Group formation clinics represented the Company's attempt to create multi-specialty groups by combining the operations of several small physician groups or individual physician practices. These clinics were considered to have an impairment of certain assets due to certain groups of physicians within the clinic terminating their relationship with the medical group affiliated with the Company, thereby affecting future cash flows. The amount of impairment was determined at the lowest level of identifiable cash flows, which was at the level of individual groups or physicians which were put together to form the group formation clinic. To the extent that cash flows did not support the level of intangibles or other assets, the Company wrote down the assets and related intangibles associated with those operations. During the third quarter of 1998, the Company decided to dispose of the clinics because the restructuring plan was unsuccessful.

         Restructuring Charges

         In the first quarter of 1998, the Company adopted and implemented restructuring plans and recorded pre-tax restructuring charges totaling $22.0 million with respect to clinics that were being sold or restructured whose asset revaluation charges were taken in the fourth quarter of 1997. These charges included approximately $15.3 million in facility and lease termination costs, $4.6 million in severance costs and $2.1 million in other exit costs. These restructuring plans included the involuntary termination of 344 local clinic management and business office personnel. During 1998, the Company paid approximately $3.0 million in facility and lease termination costs, $2.7 million in severance costs and $1.4 million in other exit costs related to the first quarter 1998 charge. At December 31, 1998, accrued expenses payable included remaining liabilities for clinics to be disposed of and exit costs for disposed clinic operations of approximately $4.1 million, which included approximately $700,000 in facility and lease termination costs, $1.7 million in severance costs and $1.7 million in other exit costs. The Company estimates that all of the remaining liabilities at December 31, 1998 will be paid out during the next 12 months. Restructuring charges recorded in the first quarter of 1998 related to facility and lease termination costs of approximately $10.8 million were reversed in the third quarter of 1998 as a result of the Company's decision to dispose of the assets of two clinics when the restructuring plan was unsuccessful.

         The Company currently anticipates recording a restructuring charge in the first quarter of 1999 of approximately $9.5 million with respect to operations that are being sold or restructured whose asset revaluation charges were taken in the fourth quarter of 1998.

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

         During 1998, the Company sold clinic operating assets and terminated the related service agreements with a number of clinics affiliated with the Company. For additional discussion related to these clinics and the asset revaluation and restructuring charges associated with these clinics, see "Asset Revaluation and Clinic Restructuring - Assets Held for Sale" and "Asset Revaluation and Clinic Restructuring - Restructuring Charges". For the year ended December 31, 1998 the Company received consideration which consisted of approximately $16.1 million in cash and $5.6 million in notes receivable, in addition to certain liabilities being assumed by the purchasers, related to the sale of assets associated with these clinics. The amounts received upon disposition of the assets approximated the post-charge net carrying value. As of March 31, 1999, the Company had completed the sale of one clinic and received approximately $4.8 million of proceeds on those assets held for sale in form of notes receivable, with the purchasers assuming certain liabilities.

         During 1998, the Company has recorded restructuring charges related to operations that are being sold, restructured or closed. These charges primarily relate to facility and lease termination costs, severance costs, and other exit costs incurred or expected to be incurred when these assets are sold, restructured, or closed. For additional discussion, see "Asset Revaluation and Clinic Restructuring - Restructuring Charges". During 1998, the Company paid approximately $3.0 million in facility and lease termination costs, $2.7 million in severance costs and $1.4 million in other exit costs. The Company estimates that all the remaining liabilities at December 31, 1998 will be paid out during the next 12 months.

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

                                                                                                                       FAIR
EXPECTED MATURITY DATE                1999       2000        2001       2002       2003     THEREAFTER     TOTAL       VALUE
----------------------                ----       ----        ----       ----       ----     ----------     -----       -----
                                                                         (IN THOUSANDS)
Long-term debt:
    Fixed rate                    $   16,472     11,393     10,407      3,036     201,756       3,297      246,361     164,116
    Average interest rate(1)            8.58%      8.75%      7.79%      7.62%       4.52%       7.47%        5.21%
    Variable rate                      2,583      2,250      1,250         --     377,000      23,295      406,378     389,102
    Average interest rate(1)            6.12%      6.14%      6.25%        --        6.19%       5.87%        6.16%
Interest rate swaps:
    Pay variable/ receive
        fixed notional amounts            --         --        --          --     200,000      26,000      226,000      (7,256)
    Average pay rate                      --         --        --          --        5.46%       5.31%        5.45%
    Average receive rate                  --         --        --          --        5.03%       5.03%        5.03%

(1) Average interest rates exclude deferred loan costs and debt offering costs.

         Summary

         At February 28, 1999, the Company had cash and cash equivalents of approximately $78.7 million and at March 24, 1999, approximately $55.3 million available under its current bank credit facility. The Company believes that the combination of funds available under the Company's bank credit facility and synthetic lease facility, together with cash reserves, cash flow from other operations and proceeds from asset dispositions, should be sufficient to meet the Company's current planned acquisition, expansion, capital expenditure and working capital needs through 1999. The disposition of assets will generate short-term liquidity. However, if these dispositions were to affect the Company's leverage ratios negatively, such effect could impact the Company's long-term liquidity by impacting the Company's ability to obtain or maintain its bank credit facility. The Company does not currently expect these dispositions to materially increase it leverage ratio, therefore not impacting the bank credit facility further. The Company currently expects to reduce amounts outstanding under its bank credit facility during 1999 from cash flow from operations after capital expenditures and proceeds from asset dispositions. In addition, in order to provide the funds necessary for the continued pursuit of the Company's long-term acquisition and expansion strategy, the Company may continue to incur, from time to time, additional short-term and long-term indebtedness and to issue equity and debt securities, the availability and terms of which will depend upon market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company. The Company's current stock price and growth expectations could negatively impact its ability to issue equity and other debt securities which could increase the Company's dependence on its bank credit facility as a source of capital. There can be no assurance that in the future a similar combination of negative characteristics discussed above will not develop at a clinic affiliated with the Company and result in the termination of the service agreement, or that in the future additional clinics will not terminate their relationships with the Company in a manner that may materially adversely affect the Company and its liquidity.

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

FIXED FEE PATIENT ARRANGEMENTS NOT BE PROFITABLE.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          PHYCOR, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                             PAGE
Independent Auditors' Report...............................................   39

Consolidated Balance Sheets................................................   40

Consolidated Statements of Operations......................................   41

Consolidated Statements of Shareholders' Equity............................   42

Consolidated Statements of Cash Flows......................................   43

Notes to Consolidated Financial Statements.................................   44

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


                                                 /s/ KPMG LLP



Nashville, Tennessee
February 23, 1999, except for
Notes 10 and 17, which are as of
March 17, 1999

                          PHYCOR, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997
                    (ALL AMOUNTS ARE EXPRESSED IN THOUSANDS)

                                                                          1998               1997
                                                                          ----               ----
ASSETS
Current assets:
  Cash and cash equivalents                                            $    74,314             38,160
  Accounts receivable, less allowances of $230,785 in 1998
    and $208,534 in 1997                                                   378,732            391,668
  Inventories                                                               19,852             18,578
  Prepaid expenses and other current assets                                 55,988             44,921
  Assets held for sale                                                      41,225              3,237
                                                                       -----------        -----------
      Total current assets                                                 570,111            496,564
Property and equipment, net                                                241,824            235,685
Intangible assets, net                                                     981,537            807,726
Other assets                                                                53,067             22,801
                                                                       -----------        -----------
      Total assets                                                     $ 1,846,539          1,562,776
                                                                       ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt                               $     4,810              1,144
  Current installments of obligations under capital leases                   5,687              3,564
  Accounts payable                                                          50,972             34,622
  Due to physician groups                                                   51,941             50,676
  Purchase price payable                                                    73,736            114,971
  Salaries and benefits payable                                             37,077             37,141
  Incurred but not reported claims payable                                  59,333             12,832
  Other accrued expenses and current liabilities                            98,701             38,313
                                                                       -----------        -----------
      Total current liabilities                                            382,257            293,263
Long-term debt, excluding current installments                             388,644            210,893
Obligations under capital leases, excluding current installments             6,018              5,093
Purchase price payable                                                       8,967             23,545
Deferred tax credits and other liabilities                                   8,663             57,918
Convertible subordinated notes payable to physician groups                  47,580             61,576
Convertible subordinated debentures                                        200,000            200,000
                                                                       -----------        -----------
      Total liabilities                                                  1,042,129            852,288
                                                                       -----------        -----------
Shareholders' equity:
  Preferred stock, no par value, 10,000 shares authorized                       --                 --
  Common stock, no par value; 250,000 shares authorized;
    issued and outstanding 75,824 shares in 1998 and 64,530
    shares in 1997                                                         850,657            645,288
  Retained earnings (deficit)                                              (46,247)            65,200
                                                                       -----------        -----------
      Total shareholders' equity                                           804,410            710,488
                                                                       -----------        -----------
Commitments, contingencies and subsequent event
      Total liabilities and shareholders' equity                       $ 1,846,539          1,562,776
                                                                       ===========        ===========

See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
     (ALL AMOUNTS ARE EXPRESSED IN THOUSANDS, EXCEPT FOR EARNINGS PER SHARE)

                                                                                      1998             1997              1996
                                                                                      ----             ----              ----
Net revenue                                                                       $ 1,512,499        1,119,594          766,325
Operating expenses:
  Cost of provider services                                                           134,302               --               --
  Salaries, wages and benefits                                                        513,646          421,716          291,361
  Supplies                                                                            227,440          181,565          119,081
  Purchased medical services                                                           37,774           31,171           21,330
  Other expenses                                                                      218,359          171,480          125,947
  General corporate expenses                                                           29,698           26,360           21,115
  Rents and lease expense                                                             126,453          100,170           65,577
  Depreciation and amortization                                                        90,238           62,522           40,182
  Provision for asset revaluation and clinic
    restructuring                                                                     224,900           83,445               --
  Merger expenses                                                                      14,196               --               --
      Net operating expenses                                                        1,617,006        1,078,429          684,593
Earnings (loss) from operations                                                      (104,507)          41,165           81,732
Other (income) expense:
  Interest income                                                                      (3,032)          (3,323)          (3,867)
  Interest expense                                                                     36,266           23,507           15,981
      Earnings (loss) before income taxes and minority interest                      (137,741)          20,981           69,618
Income tax expense (benefit)                                                          (39,890)           6,098           22,775
Minority interest in earnings of consolidated partnerships                             13,596           11,674           10,463
      Net earnings (loss)                                                         $  (111,447)           3,209           36,380
                                                                                  ===========      ===========      ===========
Earnings (loss) per share:
  Basic                                                                           $     (1.55)            0.05             0.67
  Diluted                                                                               (1.55)            0.05             0.60
                                                                                  ===========      ===========      ===========
Weighted average number of shares and dilutive share equivalents outstanding:
  Basic                                                                                71,822           62,899           54,608
  Diluted                                                                              71,822           66,934           61,096
                                                                                  ===========      ===========      ===========

See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                    (ALL AMOUNTS ARE EXPRESSED IN THOUSANDS)

                                                    Common                                Retained
                                                  Stock Shares          Amount            Earnings            Total
                                                  ------------          ------            --------            -----
Balances at December 31, 1995                         53,399          $ 363,211             25,611            388,822
  Issuance of common stock and warrants,
    net of placement commissions and
    offering expenses totaling $192                      261             10,312                 --             10,312
  Conversion of subordinated notes payable
    to common stock                                      859             11,450                 --             11,450
  Stock options exercised and related
    tax benefits                                         312              4,739                 --              4,739
  Net earnings                                            --                 --             36,380             36,380
                                                   ---------          ---------          ---------          ---------
Balances at December 31, 1996                         54,831            389,712             61,991            451,703
  Issuance of common stock and warrants,
    net of placement commissions and
    offering expenses totaling $8,957                  8,109            232,422                 --            232,422
  Conversion of subordinated notes payable
    to common stock                                    1,046             14,816                 --             14,816
  Stock options exercised and related
    tax benefits                                         544              8,338                 --              8,338
  Net earnings                                            --                 --              3,209              3,209
                                                   ---------          ---------          ---------          ---------
Balances at December 31, 1997                         64,530            645,288             65,200            710,488
  Issuance of common stock and warrants,
    net of placement commissions and
    offering expenses totaling $140                   12,663            204,286                 --            204,286
  Repurchase of common stock                          (2,628)           (12,590)                --            (12,590)
  Conversion of subordinated notes payable
    to common stock                                      209              2,000                 --              2,000
  Stock options exercised and related
    tax benefits                                       1,050             11,673                 --             11,673
  Net loss                                                --                 --           (111,447)          (111,447)
                                                   ---------          ---------          ---------          ---------
Balances at December 31, 1998                         75,824          $ 850,657            (46,247)           804,410
                                                   =========          =========          =========          =========

See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                    (ALL AMOUNTS ARE EXPRESSED IN THOUSANDS)

                                                                                           1998           1997           1996
                                                                                           ----           ----           ----
Cash flows from operating activities:
  Net earnings (loss)                                                                   $(111,447)         3,209         36,380
  Adjustments to reconcile net earnings (loss) to
    net cash provided by operating activities:
    Depreciation and amortization                                                          90,238         62,522         40,182
    Deferred income taxes                                                                 (43,011)        (9,677)         9,616
    Minority interests                                                                     13,596         11,674         10,463
    Provision for asset revaluation and clinic restructuring                              224,900         83,445             --
    Merger expenses                                                                        14,196             --             --
    Increase (decrease) in cash, net of effects of acquisitions, due to changes in:
          Accounts receivable, net                                                           (777)       (28,920)       (36,376)
          Inventories                                                                        (865)        (1,929)        (1,880)
          Prepaid expenses and other current assets                                        (9,620)           137        (16,481)
          Accounts payable                                                                 (2,356)         2,211         (3,291)
          Due to physician groups                                                          (1,365)        10,396         13,489
          Incurred but not reported claims payable                                           (535)         1,448          1,785
          Other accrued expenses and current liabilities                                  (11,766)       (18,468)        21,221
                                                                                        ---------      ---------      ---------
          Net cash provided by operating activities                                       161,188        116,048         75,108
                                                                                        ---------      ---------      ---------
Cash flows from investing activities:
  Payments for acquisitions, net                                                         (185,743)      (299,191)      (252,270)
  Purchase of property and equipment                                                      (67,612)       (66,486)       (50,053)
  Payments to acquire other assets                                                        (17,914)       (12,711)        (4,719)
                                                                                        ---------      ---------      ---------
          Net cash used by investing activities                                          (271,269)      (378,388)      (307,042)
                                                                                        ---------      ---------      ---------
Cash flows from financing activities:
  Net proceeds from issuance of stock and warrants                                         18,591        226,458          4,975
  Net proceeds from issuance of convertible debentures                                         --             --        194,395
  Repurchase of common stock                                                              (12,590)            --             --
  Proceeds from long-term borrowings                                                      173,000        295,000        161,000
  Repayment of long-term borrowings                                                       (16,156)      (235,972)      (104,546)
  Repayment of obligations under capital leases                                            (6,139)        (4,088)        (1,811)
  Distributions of minority interests                                                     (10,130)       (11,107)       (10,291)
  Loan costs incurred                                                                        (341)          (321)           (85)
                                                                                        ---------      ---------      ---------
          Net cash provided by financing activities                                       146,235        269,970        243,637
                                                                                        ---------      ---------      ---------
Net increase in cash and cash equivalents                                                  36,154          7,630         11,703
Cash and cash equivalents - beginning of year                                              38,160         30,530         18,827
                                                                                        ---------      ---------      ---------
Cash and cash equivalents - end of year                                                 $  74,314         38,160         30,530
                                                                                        =========      =========      =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid (received) during the year for:
    Interest                                                                            $  34,792         23,005         13,745
    Income taxes, net of refunds                                                          (14,510)        18,314         13,991
                                                                                        =========      =========      =========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Effects of acquisitions, net:
    Assets acquired, net of cash                                                        $ 377,649        450,872        384,807
    Liabilities paid (assumed), net of deferred purchase price payments                    25,583       (131,681)       (89,326)
    Issuance of convertible subordinated notes payable                                     (8,317)       (11,286)       (36,084)
    Issuance of common stock and warrants                                                (193,057)        (8,714)        (7,127)
    Cash received from disposition of clinic assets                                       (16,115)            --             --
                                                                                        ---------      ---------      ---------
          Payments for acquisitions, net                                                $ 185,743        299,191        252,270
                                                                                        =========      =========      =========
Capital lease obligations incurred to acquire equipment                                 $     808            555            471
Conversion of subordinated notes payable to common stock                                    2,000         14,816         11,450

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

         Excess of Cost of Acquired Over Fair Value

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

         (j)      Incurred but not Reported Claims

         Incurred but not reported claims payable represent the liability for covered services that have been performed by physicians for enrollees of various medical plans. These liabilities include medical expense claims reported to the Company and an actuarially determined estimate of claims that have been incurred but not reported to the Company. The estimated claims incurred but not reported is based on the Company's historical claims data, current enrollment, health service utilization statistics and other related information.

         (k)      Financial Instruments

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

         (l)      Stock Option Plans

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

         (m)      Earnings Per Share

         Basic earnings per share is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted earnings per share reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period.

         (n)      Comprehensive Income

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Comprehensive income generally includes all changes in equity during a period except those resulting from investments by shareholders and distributions to shareholders. Net income was the same as comprehensive income for 1998, 1997 and 1996.

         (o)      Use of Estimates

         Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         (p)      Reclassifications

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

         The following represent amounts included in the determination of net revenue (in thousands):

                                                                        1998             1997              1996
                                                                        ----             ----              ----
Gross physician group, hospital and other revenue                   $ 3,498,668        2,849,646        1,928,045
Less:
     Provisions for doubtful accounts and contractual
         adjustments                                                  1,415,933        1,090,329          699,186
                                                                    -----------        ---------        ---------

     Net physician group, hospital and other revenue                  2,082,735        1,759,317        1,228,859
     IPA revenue                                                        773,089          411,912          255,181
                                                                    -----------        ---------        ---------
     Net physician group, hospital and IPA revenue                    2,855,824        2,171,229        1,484,040
Less amounts retained by physician groups and IPAs:
     Physician groups                                                   714,081          634,983          459,179
     Clinic technical employee compensation                              94,906           74,715           50,395
     IPAs                                                               534,338          341,937          208,141
                                                                    ------------       ---------        ---------
Net revenue                                                         $ 1,512,499        1,119,594          766,325
                                                                    ===========        =========        =========

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

         In addition, the Company acquired certain operating assets of various individual physician practices and single specialty groups which were merged into clinics already operated by the Company. Service agreement rights of approximately $70.4 million were recorded in conjunction with 1998 acquisitions and are being amortized over 25 years.

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

         (b)      Independent Practice Associations (IPAs)

         Effective January 1, 1995, the Company completed its merger with North American Medical Management, Inc. (NAMM), an operator and manager of IPAs. The Company made additional payments for the NAMM acquisition pursuant to an earn-out formula during 1996 and 1997 totaling $35.0 million. A final payment of $35 million was made in April 1998, of which $13.0 million was paid in shares of the Company's common stock. In July 1998, the Company acquired MHG, an Atlanta-based IPA, for approximately 500,000 shares of common stock and assumed liabilities for an aggregate purchase price of approximately $33.1 million, of which $31.6 million was recorded as goodwill at the time of acquisition (See note 13). In addition, the Company acquired an IPA management company and an HMO during 1998, and goodwill of approximately $14.3 million was recorded and is being amortized over 25 years.

         (c)      Phycor Management Corporation (PMC)

         In June 1995, the Company purchased a minority interest of approximately 9% in PMC and managed PMC pursuant to a 10-year administrative services agreement. PMC developed and managed IPAs and provided other services to physician organizations. The Company acquired the remaining interests of PMC on March 31, 1998 for an aggregate purchase price of approximately $21.0 million paid in shares of the Company's common stock and integrated the operations of PMC into NAMM. Goodwill of approximately $20.8 million was recorded in conjunction with the purchase and is being amortized over 25 years.

         (d)      Primecare

         In May 1998, the Company acquired PrimeCare, a medical network management company serving southern California's Inland Empire area, in a purchase business combination for approximately 4.0 million shares of common stock, assumed liabilities and cash for an aggregate purchase price of approximately $170.0 million. PrimeCare's delivery network is comprised of an integrated campus, including the Desert Valley Medical Group, Desert Valley Hospital and Apple Valley Surgery Center, as well as the Inland Empire area IPA network. Goodwill of approximately $117.9 million was recorded in conjunction with the purchase and is being amortized over 25 years.

         (e)      Carewise, Inc. (Carewise)

         In July 1998, the Company acquired Seattle-based CareWise, a nationally recognized leader in the health care decision-support industry for approximately 3.1 million shares of common stock and assumed liabilities for an aggregate purchase price of approximately $67.5 million. The acquisition was accounted for as a purchase. Goodwill of approximately $59.9 million was recorded in conjunction with the purchase and is being amortized over 20 years.

         (f)      First Physician Care, Inc. (FPC)

         In July 1998, the Company acquired Atlanta-based FPC, a privately-held physician practice management company that operated in six markets in Texas, Florida, Illinois, New York and Georgia, and provided practice management services to approximately 140 physicians. The acquisition was made for approximately 2.9 million shares of common stock and assumed liabilities for an aggregate purchase price of approximately $60.4 million, and was accounted for as a purchase. Goodwill of approximately $43.4 million was recorded in conjunction with the purchase and is being amortized over 25 years. During the fourth quarter of 1998, the Company disposed of the assets associated with the New York market (See Note 13).

         (g)      Pro Forma Information

         The unaudited consolidated pro forma net revenue, net loss and per share amounts of the Company assuming the PrimeCare, MHG, CareWise and FPC acquisitions had been consummated on January 1, 1997 are as follows (in thousands, except for loss per share):

                                                                   1998                1997
                                                                   ----                ----
                 Net revenue                                     $ 1,577,792          1,286,509
                 Net loss                                           (116,099)           (12,261)
                 Loss per share:
                      Basic                                           (1.51)              (.17)
                      Diluted                                         (1.51)              (.17)

         The consolidated statements of operations include the results of the above businesses from the dates of their respective acquisitions.

(4)      BUSINESS SEGMENTS

         The Company has two reportable segments based on the way management has organized its operations: physician clinics and IPAs. The physician clinics have been subdivided into multi-specialty and group formation clinics for purposes of disclosure. The Company derives its revenues primarily from operating multi-specialty medical clinics and managing IPAs (See Note 2). In addition the Company provides health care decision-support services and operates two hospitals which do not meet the quantitative thresholds for reportable segments and have therefore been aggregated within the corporate and other category.

         The accounting policies of the segments are the same as those described in the summary of significant accounting polices. The Company evaluates performance based on earnings from operations before asset revaluation and clinic restructuring charges, merger expenses, minority interest and income taxes. The following is a financial summary by business segment for the periods indicated (in thousands):

                                                                   1998               1997               1996
                                                                   ----               ----               ----
        Multi-specialty clinics:
          Net revenue                                          $ 1,139,616           933,081            636,183
          Operating expenses(1)                                  1,021,811           818,328            560,172
          Interest income                                           (1,282)           (1,534)            (1,920)
          Interest expense                                          73,451            58,693             30,302
        Earnings before taxes and
          minority interest(1)                                      45,636            57,594             47,570
        Depreciation and amortization                               71,073            49,542             31,059
        Segment Assets                                           1,347,843         1,240,954            860,240

        Group formation clinics:
          Net revenue                                               98,377           122,429             83,102
          Operating expenses(1)                                     89,277           111,186             75,484
          Interest (income) expense                                   (198)               37                 (8)
          Interest expense                                          11,915            12,163              6,665
        Earnings (loss) before taxes and
          minority interest(1)                                      (2,617)             (957)               961
        Depreciation and amortization                                6,645             7,587              5,246
        Segment Assets                                              66,316           160,493            159,063

        IPAs:
        Net revenue                                                242,812            63,638             47,040
        Operating expenses(1)                                      209,625            40,048             29,438
        Interest income                                             (1,729)           (1,378)              (791)
        Interest expense                                             9,362             4,434              2,697
        Earnings before taxes and
          minority interest(1)                                      11,958             8,860              5,233
        Depreciation and amortization                                8,963             3,021              1,929
        Segment Assets                                             299,641            92,527             61,685

        Corporate and other(2):
          Net revenue                                               31,694               446                  0
          Operating expenses(1)                                     57,197            25,422             19,479
          Interest (income) expense                                    177              (448)            (1,148)
          Interest expense (income)                                (58,462)          (51,783)           (23,683)
          Earnings before taxes and
            minority interest(1)                                    32,782            27,255              5,391
          Depreciation and amortization                              3,557             2,372              1,948
          Segment Assets                                           132,739            68,802             37,593

         (1) Amounts exclude provision for asset revaluation and clinic restructuring and merger expenses.

         (2) This segment includes all corporate costs and real estate holdings as well as the results for CareWise and the hospitals managed by the Company.

(5)      PROPERTY AND EQUIPMENT

         Property and equipment at December 31, consists of the following (in thousands):

                                                                             1998               1997
                                                                             ----               ----
        Land and improvements                                                 $6,661             6,018
        Buildings and leasehold improvements                                  81,902            70,558
        Equipment                                                            270,092           232,039
        Construction in progress                                               7,134            13,318
                                                                            --------           -------
                                                                             365,789           321,933
        Less accumulated depreciation
                and amortization                                             123,965            86,248
                                                                            --------           -------
                Property and equipment, net                                 $241,824           235,685
                                                                            ========           =======

         At December 31, 1998 and 1997, equipment with a cost of approximately $17,523,000 and $20,080,000, and accumulated depreciation of approximately $8,039,000 and $8,215,000, respectively, was held under capital leases.

(6)      INTANGIBLE ASSETS

         Intangible assets at December 31, net of accumulated amortization, consist of the following (in thousands):

                                                                             1998               1997
                                                                             ----               ----
        Clinic service agreements                                           $671,486           732,848
        Excess of cost of acquired assets
             over fair value                                                 302,698            67,384
        Franchise rights                                                       2,174             2,078
        Loan issuance costs                                                    5,179             5,416
                                                                            --------           -------
             Intangible assets, net                                         $981,537           807,726
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

(10)     LONG-TERM DEBT

         Long-term debt at December 31, consists of the following (in thousands):

                                                                                   1998                 1997
                                                                                   ----                 ----
        Bank credit facility, bearing interest at a weighted
              average rate of 6.18% at December 31, 1998                         $ 377,000             204,000
        Mortgages payable, bearing interest at rates
              ranging from 8.25% to 10.5%, secured by land,
              building, and certain equipment                                        8,537               3,704
        Other notes payable                                                          7,917               4,333
              Total long-term debt                                                 393,454             212,037
        Less current installments                                                    4,810               1,144
              Long-term debt, excluding current installments                     $ 388,644             210,893
                                                                                 =========             =======

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

         The aggregate maturities of long-term debt at December 31, 1998, are as follows (in thousands):

                 1999                                             $     4,810
                 2000                                                   4,562
                 2001                                                   2,307
                 2002                                                     923
                 2003                                                 377,883
                 Thereafter                                             2,969
                                                                  -----------
                                                                  $   393,454
                                                                  ===========

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

         The future minimum lease payments under noncancelable operating leases net of sublease income and capital leases at December 31, 1998, are as follows (in thousands):

                                                                                         Net
                                                                      Capital         Operating
                                                                      Leases            Leases
                                                                      ------            ------
                 1999                                                  $ 6,650          11,845
                 2000                                                    3,965           8,655
                 2001                                                    1,488           7,407
                 2002                                                      663           6,908
                 2003                                                      174           5,591
                 Thereafter                                                 12           6,470
                                                                       -------          ------
                       Total minimum lease payments                     12,952          46,876
                                                                       =======          ======
                 Less amount representing interest (at rates
                 ranging from 10% to 13%)                                1,247
                                                                       -------
                 Present value of net minimum capital lease
                 payments                                               11,705
                                                                       -------
                 Less current installments of obligations
                 under capital leases                                    5,687
                                                                       -------
                 Obligations under capital leases,
                 excluding current installments                        $ 6,018
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

         (c)      Warrants

         The following represents a summary of all warrants outstanding at December 31, 1998:

                                                                                     EXERCISABLE
                                                                                         AT
        EXPIRATION                                     NUMBER         EXERCISE       DECEMBER 31,
        GRANT DATE                                      DATE          OF SHARES         PRICE             1998
        ----------                                      ----          ---------         -----             ----
        February 1992                                   2002               2,188       $  4.74              2,188

        June 1995                                       2005             348,001         15.40            348,001

        November 1995                                   2003             387,967         25.78                 --

        July 1996                                       2002              67,835         44.23             67,835

        February 1997                                   2007             250,000         31.13                 --

        May 1997                                        2007             250,000         27.75                 --

        August 1997                                     2002              40,000          3.16                 --
                                                                       ---------                          -------
                                                                       1,345,991                          418,024
                                                                       =========                          =======


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

                                                                            1998           1997            1996
                                                                            ----           ----            ----
                 Net earnings (loss)
                      As reported                                        $ (111,447)        3,209         36,380
                      Pro forma                                            (130,579)      (13,806)        30,133
                 Basic earnings (loss) per share
                      As reported                                             (1.55)         0.05           0.67
                      Pro forma                                               (1.82)        (0.22)          0.55
                 Diluted earnings (loss) per share
                      As reported                                             (1.55)         0.05           0.60
                      Pro forma                                               (1.82)        (0.22)          0.49

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

         Stock option activity during the periods indicated is as follows (shares in thousands):

                                                                                            Weighted-
                                                                                             Average
                                                                        Number               Exercise
                                                                      of Shares               Price
                                                                      ---------               -----
        Balance at December 31, 1995                                     7,554               $ 11.93
              Granted                                                    3,164                 30.55
              Exercised                                                   (297)                 5.25
              Forfeited                                                   (134)                19.49
                                                                        ------               -------
        Balance at December 31, 1996                                    10,287                 17.84
              Granted                                                    3,542                 27.81
              Exercised                                                   (544)                 6.14
              Forfeited                                                   (302)                22.91
                                                                        ------               -------
        Balance at December 31, 1997                                    12,983                 20.99
              Granted                                                    8,742                 12.68
              Assumed in connection with acquisitions                      776                  6.77
              Exercised                                                 (1,050)                 6.64
              Forfeited                                                 (3,426)                21.49
              Exchanged                                                 (4,611)                18.64
                                                                        ------               -------
        Balance at December 31, 1998                                    13,414               $ 10.27
                                                                        ======               =======

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

         (f)      Reconciliation of Earnings Per Share Calculation

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for net earnings
         (loss):

                                                                     INCOME
                                                                     (LOSS)            SHARES          PER SHARE
                                                                   (NUMERATOR)      (DENOMINATOR)        AMOUNT
                                                                   -----------      -------------        ------
        FOR THE YEAR ENDED DECEMBER 31, 1998
        BASIC EPS
        Loss attributable to common shareholders                     $(111,447)          71,822         $ (1.55)
                                                                                                        =======
        EFFECT OF DILUTIVE SECURITIES
        Options                                                             --               --
        Warrants                                                            --               --
        Convertible Notes                                                   --               --
                                                                     ---------           ------
        DILUTED EPS
        Loss attributable to common shareholders                     $(111,447)          71,822         $ (1.55)
                                                                     =========           ======         =======

        FOR THE YEAR ENDED DECEMBER 31, 1997
        BASIC EPS
        Income available to common shareholders                      $   3,209           62,899         $  0.05
                                                                                                        =======
        EFFECT OF DILUTIVE SECURITIES
        Options                                                             --            2,353
        Warrants                                                            --              225
        Convertible Notes                                                   --            1,457
                                                                     ---------           ------
        DILUTED EPS
        Income available to common shareholders                      $   3,209           66,934         $  0.05
                                                                     =========           ======         =======

        FOR THE YEAR ENDED DECEMBER 31, 1996
        BASIC EPS
        Income available to common shareholders                       $ 36,380           54,608         $  0.67
                                                                                                        =======

        EFFECT OF DILUTIVE SECURITIES
        Options                                                             --            4,520
        Warrants                                                            --              290
        Convertible Notes                                                                    --        1,678
                                                                                         ------        --------

                                                                     INCOME
                                                                     (LOSS)            SHARES          PER SHARE
                                                                   (NUMERATOR)      (DENOMINATOR)        AMOUNT
                                                                   -----------      -------------        ------

        Diluted EPS
        Income available to common shareholders                       $ 36,380           61,096         $  0.60
                                                                      ========           ======         =======

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

         Restructuring charges totaling $22.0 million were recorded in the first quarter of 1998 with respect to clinics that were being sold or restructured. These charges were comprised of facility and lease termination costs, severance costs and other exit costs in the amounts of $15,316,000, $4,611,000 and $2,073,000, respectively. These restructuring plans included the involuntary termination of 344 local clinic management and business office personnel. During 1998, the Company paid approximately $3,033,000 in costs associated with facility and lease terminations, $2,690,000 in costs associated with severance and $1,398,000 in other exit costs. At December 31, 1998, accrued expenses payable included remaining reserves for clinics to be restructured and exit costs for disposed clinic operations of approximately $4,105,000, which included facility and lease termination costs, severance costs and other exit costs in the amounts of $740,000, $1,713,000 and $1,652,000, respectively. Remaining liabilities from the first quarter 1998 restructuring charge of approximately $10,774,000 were reversed against the third quarter 1998 asset revaluation charge as the Company determined to dispose of certain clinic operations that were originally anticipated to be restructured.

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

(15)     INCOME TAX EXPENSE

         Income tax expense for the years ended December 31, 1998, 1997 and 1996, consists of (in thousands):

                                             1998                1997                1996
                                             ----                ----                ----
        Current:
              Federal                    $     300              12,724              10,935
              State                          2,821               3,051               2,224
        Deferred:
              Federal                      (42,124)            (10,391)              9,354
              State                           (887)                714                 262
                                         ---------             -------              ------
                                         $ (39,890)              6,098              22,775
                                         =========             =======              ======

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

         Total income tax expense (benefit) differed from the amount computed by applying the U.S. federal income tax rate of 35 percent in 1998, 1997 and 1996 to earnings (loss) before income taxes as a result of the following (in thousands):

                                                                        1998               1997              1996
                                                                        ----               ----              ----
Computed "expected" tax expense (benefit)                             $(52,968)            3,257            20,704

Increase (reduction) in income taxes resulting from:

State income taxes, net of federal income tax benefit                    1,257             2,447             1,616

Amortization of nondeductible goodwill                                   4,103               791               499

Nondeductible goodwill written off                                       8,582                --                --

Other, net                                                                (864)             (397)              (44)

      Total income tax expense (benefit)                              $(39,890)            6,098            22,775
                                                                      ========             =====            ======


         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are presented below (in thousands):

                                                                                     1998                1997
                                                                                     ----                ----
        Deferred tax assets:
             Reserves (including incurred but not reported
                 self-insurance claims)                                            $ 39,241           $   9,289
             Operating loss carryforwards                                            88,959               9,668
             Cash to accrual adjustment                                              11,476              14,883
             Other                                                                    6,717               2,406
                 Total gross deferred tax asset                                     146,393              36,246
        Valuation allowance                                                          43,519              12,315
             Net deferred tax assets                                                102,874              23,931
        Deferred tax liabilities:
             Plant and equipment, principally due to differences in
                 depreciation                                                        14,430              10,398
             Capital leases                                                           4,339               3,672
             Clinic service agreements                                               41,626              24,971
             Prepaid expenses                                                         1,634               2,033
             Income from partnerships                                                 3,336               4,889
             Accounts receivable                                                      2,853               3,811
             Other                                                                    1,910               1,397
                 Total gross deferred tax liabilities                                70,128              51,171
                 Net deferred tax assets (liabilities)                             $ 32,746            $(27,240)
                                                                                   ========            ========

         The significant components of the deferred tax expense as of December 31, 1998 and 1997 are as follows (in thousands):

                                                                                     1998                1997
                                                                                     ----                ----
        Change in net deferred tax assets (liabilities)                            $(59,986)           $  9,966
        Deferred taxes of acquired entities                                          16,975             (19,643)
                  Deferred tax benefit                                             $(43,011)           $ (9,677)
                                                                                   ========            ========

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

(16)     EMPLOYEE BENEFIT PLANS

         As of January 1, 1989, the Company adopted the PhyCor, Inc. Savings and Profit Sharing Plan. The Plan is a defined contribution plan covering most employees. Company contributions are based on specified percentages of employee compensation. The Company funds contributions as accrued. The plan expense for 1998, 1997 and 1996 amounted to $14,012,000, $10,245,000, and $7,803,000, respectively. Approximately
         $803,000 of the increase in 1998 plan expense was due to 1998 acquisitions and the timing of 1997 acquisitions.

         In connection with certain of the Company's acquisitions, the Company adopted defined contribution employee retirement plans previously sponsored solely by the physician groups. The Company has recognized as expense its required contributions to be made to the plans of approximately $7,632,000, $4,789,000, and $3,174,000 relative to its employees for 1998, 1997 and 1996, respectively. Approximately $1,900,000 of the increase in 1998 plan expense was due to 1998 acquisitions and the timing of 1997 acquisitions.

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

(3)      Exhibits:

EXHIBIT
NUMBER             DESCRIPTION OF EXHIBITS
------             -----------------------
3.1       --       Amended Bylaws of the Registrant (1)
3.2       --       Restated Charter of the Registrant (1)
3.3       --       Amendment to Restated Charter of the Registrant (2)
3.4       --       Amendment to Restated Charter of the Registrant (3)
4.1       --       Form of 4.5% Convertible Subordinated Debenture due 2003(4)
4.2       --       Form of Indenture by and between the Registrant and First American National Bank, N.A. (4)
10.1      --       Form of Amended and Restated Employment Agreements dated August 1, 1997 entered into by each of
                   Messrs. Hutts, Reeves, Dent and Wright (5)
10.2      --       Registrant's Amended 1988 Incentive Stock Plan (5)
10.3      --       Registrant's Amended 1992 Non-Qualified Stock Option Plan  for Non-Employee Directors (5)
10.4      --       Registrant's 1991 Amended Employee Stock Purchase Plan (6)
10.5      --       Registrant's Savings and Profit Sharing Plan (6)
10.6      --       $500,000,000 Second Amended and Restated Revolving Credit Agreement dated as of April 2, 1998, among the Registrant, the Banks named therein and Citibank, N.A. (5)
10.7      --       Amended and Restated Agreement of Merger, dated October 1, 1996, by and between the Registrant and Straub Clinic & Hospital, Incorporated (7)
10.8      --       Service Agreement, dated as of January 17, 1997, by and between PhyCor of Hawaii, Inc. and
                   Straub Clinic & Hospital, Inc. (8)
10.9      --       Supplemental Executive Retirement Plan (5)
21        --       List of subsidiaries of the Registrant (9)
23        --       Consent of KPMG LLP
27        --       Financial Data Schedule for fiscal year ended December 31, 1998 (for SEC use only) (9)

--------------------
(1) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, Commission No. 0-19786.
(2) Incorporated by referenced to exhibits filed with the Registrant's Registration Statement on Form S-3, Commission No. 33-93018.
(3) Incorporated by referenced to exhibits filed with the Registrant's Registration Statement on Form S-3, Commission No. 33-98528.
(4) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-3, Registration No. 333-328.
(5) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, Commission No. 0-19786.
(6) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, Commission No. 0-19786.
(7) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-4, Commission No. 333-15459.
(8) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, Commission No. 0-19786.
(9)       Previously filed.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Nashville, State of Tennessee, on February 14, 2000.

                                           PHYCOR, INC.

                                           By:    /s/ JOSEPH C. HUTTS
                                              ----------------------------------
                                                     Joseph C. Hutts
                                                  Chairman of the Board
                                            and Chief Executive Officer

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


                                            /s/ KPMG LLP

Nashville, Tennessee
February 23, 1999

                          PHYCOR, INC. AND SUBSIDIARIES

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS




                                                            BEGINNING       ADDITIONS      DEDUCTIONS      OTHER(1)      ENDING
                                                             BALANCE         EXPENSE       ----------      -------       BALANCE
                                                             -------         -------                                     -------
ALLOWANCE FOR DOUBTFUL ACCOUNTS AND
CONTRACTUAL ADJUSTMENTS (IN THOUSANDS)
December 31, 1996                                          $  82,205           699,186       (688,276)      41,441       134,556
                                                           =========         =========     ==========       ======       =======

December 31, 1997                                           $134,556         1,090,329     (1,050,164)      33,813       208,534
                                                            ========         =========     ==========       ======       =======

December 31, 1998                                           $208,534         1,419,501     (1,432,358)      35,108       230,785
                                                            ========         =========     ==========       ======       =======

--------------------
(1)      represents allowances of acquisitions


See accompanying independent auditors' report.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                 DESCRIPTION OF EXHIBITS
------                 -----------------------
     3.1      --       Amended Bylaws of the Registrant (1)
     3.2      --       Restated Charter of the Registrant (1)
     3.3      --       Amendment to Restated Charter of the Registrant (2)
     3.4      --       Amendment to Restated Charter of the Registrant (3)
     4.1      --       Form of 4.5% Convertible Subordinated Debenture due 2003(4)
     4.2      --       Form of Indenture by and between the Registrant and First American National Bank, N.A. (4)
     10.1     --       Form of Amended and Restated Employment Agreements dated August 1, 1997 entered into by each of Messrs. Hutts, Reeves, Dent and Wright (5)
     10.2     --       Registrant's Amended 1988 Incentive Stock Plan (5)
     10.3     --       Registrant's Amended 1992 Non-Qualified Stock Option Plan for Non-Employee Directors (5)
     10.4     --       Registrant's 1991 Amended Employee Stock Purchase Plan (6)
     10.5     --       Registrant's Savings and Profit Sharing Plan (6)
     10.6     --       $500,000,000 Second Amended and Restated Revolving Credit Agreement dated as of April
                       2, 1998, among the Registrant, the Banks named therein and Citibank, N.A. (5)
     10.7     --       Amended and Restated Agreement of Merger, dated October 1, 1996, by and between the
                       Registrant and Straub Clinic & Hospital, Incorporated (7)
     10.8     --       Service Agreement, dated as of January 17, 1997, by and between PhyCor of Hawaii, Inc.
                       and Straub Clinic & Hospital, Inc. (7)
     10.9     --       Supplemental Executive Retirement Plan (5)
     21       --       List of subsidiaries of the Registrant (9)
     23       --       Consent of KPMG LLP
     27.1     --       Financial Data Schedule for fiscal year ended December 31, 1998 (for SEC use only) (9)

--------------------

(1) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, Commission No. 0-19786.
(2) Incorporated by referenced to exhibits filed with the Registrant's Registration Statement on Form S-3, Commission No. 33-93018.
(3) Incorporated by referenced to exhibits filed with the Registrant's Registration Statement on Form S-3, Commission No. 33-98528.
(4) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-3, Registration No. 333-328.
(5) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, Commission No. 0-19786.
(6) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, Commission No. 0-19786.
(7) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-4, Commission No. 333-15459.
(8) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, Commission No. 0-19786.
(9)       Previously filed.