Form 10-K405
period 1999-12-31
PHYCOR INC /TN/
filed 2000-03-30
CIK 881400

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999, OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM ________ TO

                          COMMISSION FILE NO.: 0-19786
                                  PHYCOR, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            TENNESSEE                                    62-1344801
 (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
  INCORPORATION OR ORGANIZATION)

                      30 BURTON HILLS BOULEVARD, SUITE 400
                           NASHVILLE, TENNESSEE 37215
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (615) 665-9066

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

        NONE                                           NONE
(TITLE OF EACH CLASS)               (NAME OF EACH EXCHANGE ON WHICH REGISTERED)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                      COMMON STOCK; NO PAR VALUE PER SHARE
                                (TITLE OF CLASS)

                4.5% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2003
                                (TITLE OF CLASS)

                         PREFERRED STOCK PURCHASE RIGHTS
                                (TITLE OF CLASS)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the shares of common stock (based upon the closing sales price of these shares as reported on the Nasdaq Stock Market's National Market on March 28, 2000) of the registrant held by non-affiliates on March 28, 2000, was approximately $73.8 million.

         As of March 28, 2000, 73,732,347 shares of the registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Document incorporated by reference and the part of Form 10-K into which the document is incorporated:

         Portions of the Registrant's Definitive Proxy
         Statement Relating to the Annual Meeting
         of Shareholders to be held on May 31, 2000            Part III

                           FORWARD-LOOKING STATEMENTS

         This report and other information that is provided by PhyCor, Inc. ("PhyCor" or the "Company") contain forward-looking statements, including those regarding the impact to earnings and the possibility of additional charges to earnings resulting from restructuring our relationships with our clinics and IPAs, the status of existing clinic and IPA operations, the development of additional IPAs, the adequacy of PhyCor's capital resources and other statements regarding trends relating to various revenue and expense items. Many factors, including our ability to successfully restructure and maintain our relationships with certain of our affiliated physician groups and IPAs and their payors, could cause actual results to differ materially from those projected in such forward-looking statements. In addition, factors including competition in the health care industry, regulatory developments and changes, the nature of capitated fee arrangements and other methods of payment for medical services, the risk of professional liability claims, our dependence on the revenue generated by our affiliated clinics, the outcome of pending litigation, and other uncertainties, could also cause results to differ materially from those expressed or implied in the forward-looking statements.

         For a more detailed discussion of the factors that could affect the results of operations and financial condition of the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors."


                                     PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

         We are a medical network management company that manages multi-specialty medical clinics and other physician organizations, provides contract management services to physician networks owned by health systems and develops and manages independent practice associations ("IPAs"). IPAs are networks of independent physicians who contract together to provide medical services to individuals whose health care costs are covered by health maintenance organizations ("HMOs"), insurers, employers or other third-party payors of health care services. In connection with our multi-specialty clinic and physician network operations, we manage and operate two hospitals and five HMOs. We also provide health care decision-support services, including demand management and disease management services, to managed care organizations, health care providers, employers and other group associations.

         Our strategy is to enable our affiliated physician organizations and IPAs to be competitive in the changing health care environment. We focus on better ways of providing knowledge, services and resources to affiliated physicians in multi-specialty clinics, physician networks and IPAs that enable them to compete and create value for purchasers and consumers of health care services. We continue to believe that physician organizations are a critical element of organized health care systems, because physicians are the key to controlling health care costs and the quality of care.

         We believe that physician-driven organizations, including multi-specialty medical clinics, IPAs and the combination of such organizations, present attractive alternatives for physician consolidation. We manage multi-specialty medical clinics with established market shares and reputations for providing quality medical care. We affiliate with health systems who utilize our management capabilities to improve their physician networks. Our IPA development is designed to enable our affiliated physicians to successfully participate in both capitated and non-capitated managed care arrangements. Through the combination of our affiliated multi-specialty medical clinics and other organizations, including physician networks operated by health systems and IPAs, we offer management services to substantially all types of physician organizations.

         At our affiliated clinics, we implement a number of programs and services in order to promote growth and efficiency. These programs include strategic planning and budgeting that focus on, among other things, revenue enhancement, cost containment and expense reduction. We negotiate managed care contracts, enter into national purchasing agreements, conduct productivity, procedure coding and charge capturing studies and assist the clinics in physician recruitment efforts. We maintain information processing systems that expand the clinic's accounting, billing, receivables management, scheduling and reporting systems capabilities. We also provide quality improvement initiatives designed to enhance the quality of patient service delivery systems at our affiliated clinics through the maintenance and measurement of performance standards and collection and review of patient evaluations. In addition, we provide operational support through a better practices resource group, which focuses on assisting clinics or departments within clinics in defining and executing patient services and revenue and expense savings opportunities. In addition, we are pursuing technological innovations that have potential for lowering costs and strengthening relationships between physicians and their patients.

         We are seeking affiliations with the physician networks of health systems and independent physician groups, including single specialty groups. Health systems generally have experienced significant losses from the ownership and operation of physician practices. We believe that our management can provide health systems with an attractive alternative for improving the operations of their physician networks. Pursuant to such an arrangement, we will provide management services to a physician group for a fee, but will not acquire the assets or employ the personnel of the physician group, except certain key employees, and will not have any ongoing obligation to provide capital to the group.

         In response to events occurring in the market place, including a reduction in health care reimbursement and the general difficulties being experienced by many physicians and companies in the health care service industry, including PhyCor, we are attempting to modify our arrangements with our existing physician groups. These discussions vary by clinic, but generally consist of a reduction in the service fees paid by the physician groups and may include lower ongoing capital commitments or lower capital costs for the Company and the purchase of certain assets by the physician groups. These discussions are ongoing and accordingly, there can be no assurance that we will successfully restructure any service agreement. We anticipate that pre-tax earnings will be reduced as a result of any restructurings, although our cash flow may improve in the near term from the sale of assets, if any.

MULTI-SPECIALTY MEDICAL CLINICS

         A multi-specialty medical clinic provides a wide range of primary and specialty physician care and ancillary services through an organized physician group practice. Multi-specialty medical clinics historically have been locally owned organizations managed by practicing physicians. We manage our clinics pursuant to service agreements with each of the affiliated physician groups. Under the terms of the existing service agreements, we typically provide each physician group with the equipment and facilities used in its medical practice, manage clinic operations, employ the clinic's non-physician personnel, other than certain diagnostic technicians, provide capital for expenditures, and receive a service fee.

         At December 31, 1999, we managed 41 clinics with 2,581 physicians in 21 states, of which 10 clinics affiliated with 589 physicians were held for sale. To date, four of the 10 clinics whose assets were held for sale have been sold and the related service agreements terminated. The assets of an additional clinic whose service agreement was terminated in the fourth quarter of 1999 were also held for sale and were disposed of in the first quarter of 2000. We are currently in negotiations with the remaining six clinics whose net assets are held for sale. We are also in discussions with certain additional clinics which may result in the sale of additional assets. There can be no assurance as to the result of these negotiations, whether additional charges related to such clinics will be incurred or whether the net assets of additional clinics may be sold in the future.

         Clinic Restructurings

         The health care industry has undergone rapid changes that have affected physicians and other health care providers significantly. Declining reimbursement from Medicare and commercial payors adversely affected physician revenues and incomes. It has taken significant time for physicians and other health care providers to fully understand and accept the sustaining impact of changes in reimbursement. Many of our affiliated physician groups experienced difficulty dealing with the impact of these financial pressures. This difficulty affected the relationships among physicians within the groups and between the physician groups and us. As a result, we sold clinic operating assets and terminated the related service agreements with a number of our affiliated clinics.

         In 1999, we recorded net asset revaluation and clinic restructuring charges associated with the Company's clinic operations totaling approximately $401.0 million. These charges related to the disposition of assets of 15 clinics, the planned dispositions of assets of 11 additional clinics and the revaluation of assets related to other underperforming clinics. The Company expects to record pre-tax asset impairment and clinic restructuring charges in the first quarter of 2000 related to the disposition of certain clinic operations. These asset revaluation and clinic restructuring charges relate to certain clinics that were disposed of or whose net assets are held for sale and certain clinics whose assets were written down because of a variety of negative operating and market issues, including those related to market position and clinic demographics, physician relations, physician departure rates, declining physician incomes, physician productivity, operating results and ongoing commitment and viability of the medical group. Many of these operations are experiencing rapid changes. We continually review our operations and trends impacting those operations to determine the appropriate carrying value of our assets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         We intend to maintain relationships with clinics that we believe can prosper in the changed health care environment. The decision to downsize the Company was intended to allow the Company to focus on strengthening our remaining clinic operations and to position the Company to resume our growth. These steps are anticipated to generate cash for the Company and result in a smaller company with clinics that are more stable, have the ability to grow and are committed to the mutual success of the physician groups and the Company. There can be no assurance that our efforts to strengthen and improve each of our individual business operations will be successful, or that future cash flows generated from our investments in each of our business operations will be adequate to allow for full recovery of these investments. As a result, there can be no assurance that substantial future asset revaluation and clinic restructuring charges will not be necessary as business conditions and operating trends continue to change.

         Several clinics, three of which are not currently for sale, are seeking to terminate their service agreements with the Company. The provisions of the service agreements require a terminating group to purchase its related tangible and intangible assets. In the event of a termination, there can be no assurance that the terminating group will fulfill this purchase obligation. The failure of several physician groups to fulfill their purchase obligations could have a material adverse effect on our operations. In addition, three clinics, two of which are not currently for sale, are challenging the enforceability of their service agreements. We are vigorously defending the enforceability of these service agreements and will vigorously defend the enforceability of other service agreements, if challenged. A determination that any of our service agreements are not enforceable could have a material adverse effect on our operations. See "Item 3. Legal Proceedings."

         Clinic Services

         In connection with our clinic operations, we manage and operate two hospitals and five HMOs. In addition to the 2,581 physicians affiliated with the Company at December 31, 1999, our affiliated physician groups employ 484 physician extenders, which include physician assistants, nurse practitioners and other mid-level providers. We believe physician extenders comprise an important component of our integrated network strategy by efficiently expanding the level of services offered in our clinics.

         The physician groups offer a wide range of primary and specialty physician care and ancillary services. Approximately 51% of PhyCor's affiliated physicians are primary care providers, and approximately 49% practice various medical and surgical specialties. The primary care physicians are those in family practice, internal medicine, obstetrics and gynecology, occupational medicine, pediatrics and emergency and urgent care. Medical specialties include allergy, cardiology, dermatology, endocrinology, gastroenterology, infectious diseases, nephrology, neurology, oncology, pathology, podiatry, psychiatry, pulmonology, radiology and rheumatology. Surgical specialties include general surgery, ophthalmology, orthopedics, otolaryngology and urology. The clinics vary in the number and types of specialties offered. Substantially all of the physicians practicing in the clinics are certified or eligible to be certified by the applicable medical specialty boards.

         The clinics also offer a wide array of ancillary services. Most clinics provide a range of imaging services, which may include CAT scanning, mammography, nuclear medicine, ultrasound and x-ray. In addition, many of the clinics provide additional ancillary services which may include clinical laboratories, pharmacies, diabetes centers, renal dialysis, pharmaceutical clinical trial programs and weight management programs. Ambulatory surgery units, rehabilitation services and home infusion therapy are offered in some clinics, often through joint ventures. Ancillary revenue, accounted for approximately 26.4% of gross clinic revenue for the year ended December 31, 1999 compared to 24.4% for the year ended December 31, 1998.

         As part of the services performed under the service agreements, PhyCor personnel undertake administrative tasks in connection with obtaining and maintaining liability insurance for the physician group and maintaining and reviewing files relating to physician licensure and certification. We do not control the practice of medicine by physicians or compliance by them with licensure or certification requirements, except in the case of four employed physicians in the State of Georgia. PhyCor's affiliated physicians maintain full professional control over their medical practices, determine which physicians to hire or terminate and set their own standards of practice in order to promote high quality health care.

         PhyCor Operations

         Pursuant to our service agreements, we manage all aspects of the affiliated clinics other than the provision of medical services, which is controlled solely by the physician groups. The clinic's joint policy board, equally represented by physicians and Company personnel, focuses on strategic and operational planning, marketing, managed care arrangements and other major issues facing the clinic. The joint policy board involves experienced health care managers in the decision making process and brings increased discipline and accountability to clinic operations. We work with each clinic to enable them to be competitive in the changing health care environment. Pursuant to our management agreements, we manage the business operations of a physician group but do not own the assets or purchase accounts receivable and are not responsible for capital needs of the groups.

         We believe our physician organizations have the opportunity, in conjunction with managed care organizations, insurance companies and hospitals, to create high-quality, cost-effective health care delivery systems. We strive to align our affiliated clinics with low-cost, high-quality hospitals and related providers in each of their markets and through various relationships seek to more closely coordinate the overall delivery of health care to patients. To accomplish this goal, our affiliated physicians may participate in physician networks which we develop and manage. See "IPA and Physician Networks." Certain of our relationships with managed care organizations and insurance companies require the physician networks being developed by the clinics to assume responsibility for physician services, hospital utilization and overall medical management. We believe that medical management performed within physician organizations can yield the greatest value in quality-driven, cost-effective health care and that premiums collected from purchasers of health care will be allocated based upon the value of the services performed by the health care provider members of organized health care systems.

         We provide practical managed care and medical management training for physicians affiliated with the Company. Physicians in many clinic locations work together to achieve "economies of intellect" and best practice performance through shared data and experience. Additionally, we try to focus the attention of the physician groups on practice patterns. This effort emphasizes outcomes measurement and management in order to attain the desired clinical results while controlling the use of health resources. Similarly, our quality service initiatives seek to improve the patient's overall experience with the health care delivered within our affiliated clinics and networks. We hope that, in the future, our ability to differentiate our physician organizations based upon quality clinical performance and patient satisfaction will positively impact financial performance. An important component of our better practices resource group is our specialists who have specific care competency in radiology, laboratory, pharmacy, orthopedics, cardiology, obstetrics and gynecology, ambulatory surgery and materials management. They work with our operations personnel to optimize ancillary and departmental performance.

         We provide support for the selection and implementation of information systems at our clinics and IPAs. We have selected certain practice management and other systems considered to be most effective for clinic and IPA operations, including capitated risk management, provider profiling and outcomes analysis. These systems are designed to allow physician organizations to successfully capture information that will enable them to more effectively manage the risk associated with capitated arrangements. We intend to increase our affiliated physicians' access to technology.

         We try to negotiate national arrangements that will provide cost savings to our clinics through economies of scale in malpractice insurance, supplies and equipment. We also offer a staffing management system that aligns staffing with the volume and service needs of our clinics.

         Service Agreements and Management Agreements

         Historically our long-term service agreements are for terms of up to 40 years. Long-term agreements entered into prior to 1994 are generally for terms of 30 years. The termination provisions of the service agreements provide that the agreements may not be terminated by PhyCor or the physician groups without cause, which includes material default or bankruptcy. Upon the expiration of the term of a service agreement or in the event of termination, the physician group is obligated to purchase all of the related tangible and intangible assets owned by our subsidiary that is a party to the service agreement, generally at net book value. In the event of a termination, we expect the terminating group to fulfill its purchase obligation in accordance with the service agreement at the effective time of termination and would actively pursue compliance with such purchase obligation. The physician group agrees not to compete with us during the term of the service agreement, and substantially all of the physicians agree not to compete with their physician group for a period of time or agree to pay liquidated damages if they compete. We agree not to affiliate with other multi-specialty groups in the clinic's service area during the term of the service agreement.

         We are seeking affiliations with the physician networks of health systems and independent physician groups, including single specialty groups. Pursuant to these new affiliations, we will provide management services to the physician group for a fee but will not acquire the assets or employ the personnel of the physician group, except certain key employees, and will not have any ongoing obligation to provide capital to the affiliated group. If we do invest capital with these groups, we may do so through a joint venture. This modified structure will enable the physician group or health system to benefit from our management expertise, yet retain control of its employees and the decisions regarding future capital investment. To date we have affiliated with two entities based on this new model. In November 1999, we entered into an agreement with Rockford Health System, a health care delivery system serving northern Illinois and southern Wisconsin, to provide practice management and support services to its related 132-physician group. Simultaneously, we entered into a management agreement to provide support services to the health plans owned and operated by the Rockford Health System. Effective December 1, 1999, we entered into an agreement with Carolina Premier Medical Group, a multi-specialty medical group with 48 physicians serving the Research Triangle area of North Carolina, to provide management services to the medical group. There can be no assurance of the financial success of these arrangements or that we will be successful in entering into similar affiliations in the future.

         Under substantially all of our service agreements, we receive a fee equal to the clinic expenses incurred plus a percentage of operating income of the clinic (net clinic revenue less certain clinic expenses before physician distributions) and, under all other types of service and management agreements except one described in (iv) below, we receive a percentage of net clinic revenue plus a percentage of operating income. In 1999, our service and management agreement revenue was derived from contracts with the following fee structures: (i) 93.3% of revenue was derived from contracts in which the service fee was based on a percentage, ranging from 12% to 18%, of clinic operating income plus reimbursement of clinic expenses; (ii) 1.1% of revenue was derived from a contract in which the service fee was based on 51.7% of net clinic revenue; (iii) 3.4% of revenue was derived from contracts in which the service fee was based upon a combination of (a) 10% of clinic operating income, (b) a percentage, ranging from 2.75% to 3.5%, of net clinic revenue and (c) reimbursement of clinic expenses; and (iv) 2.2% of revenue was derived from flat fee contracts.

         The service agreements allow the affiliated physician group the right to terminate the service agreement in the event of the bankruptcy or similar event of PhyCor's subsidiary that is a party to the service agreement or in the event of a material breach of the service agreement by the Company or its subsidiary, provided (i) such breach is not cured generally within 90 days following written notice and (ii) such termination is approved by the affirmative vote of generally no less than 75% of the physician shareholders. Many of the service agreements allow the physician group to terminate the service agreement if any person or persons acquire the right to vote 50% or more of PhyCor's common stock, unless the transaction was approved by PhyCor's Board of Directors or subsequently approved by two-thirds of PhyCor's directors who are not members of management or affiliates of the acquiring person. Other groups may terminate their service agreement in the event of a merger where PhyCor does not survive or a takeover or sale of substantially all the assets of PhyCor or in the event of a sale of all or substantially all of the assets or capital stock of the PhyCor subsidiary that is a party to the service agreement. Some physician groups have rights of first refusal to purchase the clinic assets owned by PhyCor if PhyCor determines to sell such assets. The above provisions could have an adverse effect on any efforts to take control of PhyCor without the consent of the Board of Directors and the physician groups having these rights. In addition, the Company may terminate a service agreement in the event of (a) the bankruptcy or similar event of the affiliated physician group, or (b) a material breach of the service agreement by the affiliated physician group which is not cured generally within 90 days following written notice. In any event of termination, the affiliated physician group is required by the terms of the service agreement to purchase all of the assets of the Company related to the physician group generally at net book value.

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

         Our affiliated IPAs provide or contract for medical management services to assist physician networks in obtaining and servicing both capitated and non-capitated managed care contracts and enable previously unaffiliated physicians to assume and more effectively manage capitated risk. In certain instances we are required to underwrite letters of credit to the managed care payor to help ensure payment of health care costs for which our affiliated IPAs assume responsibility. As of March 28, 2000, we had outstanding letters of credit issued to managed care payors through our credit facility totaling approximately $3.7 million. We may issue additional letters of credit in the future. While no draws on any of these letters of credit have occurred to date, there can be no assurance that draws will not occur on the letters of credit in the future. We would seek reimbursement from an IPA if there was a draw on a letter of credit. We are exposed to losses if a letter of credit is drawn upon and the Company is unable to obtain reimbursement from the IPA.

         At December 31, 1999, we managed IPAs with approximately 24,400 physicians in 25 markets. The IPA segment of our business accounted for approximately 24% of our 1999 revenues. Contributions to earnings from IPAs and physician networks were adversely affected in 1999 primarily as a result of additional system conversion costs in several of our IPA markets and termination costs related to certain Florida operations. We typically establish management companies for IPAs through which all health plan contracts are negotiated. Each of these management companies provides information and operating systems, actuarial and financial analysis, medical management and provider contract services to the IPAs. In some cases, physicians have an equity interest in the management company. We assist physicians in forming networks to develop a managed care delivery system in which the IPA accepts fiscal responsibility for providing a wide range of medical services. We intend to continue to develop health care delivery systems in certain markets that do not have established managed care networks.

         We are developing physician networks around our physician groups to enhance both capitated and non-capitated managed care contracting and to expand our role as a significant physician component of organized health care systems. Physicians in affiliated physician groups may participate, in conjunction with unaffiliated physicians, in IPAs we develop and manage. Substantially all of our IPAs are developed and managed by our wholly-owned subsidiary, North American Medical Management, Inc. ("NAMM"). Additionally, through our acquisition of PrimeCare International, Inc. ("PrimeCare"), we operate PrimeCare's IPAs in California.

         In 1999, we continued to expand our affiliated HMO operations. In October, we acquired the remaining 50% interest in an HMO associated with our former physician group in Lexington, Kentucky in conjunction with the termination of the service agreement with the clinic. In November 1999, we entered into an agreement to provide management services to Rockford Health System's HMO that covers approximately 53,000 members.

         In 1999, we recorded asset revaluation and restructuring charges associated with IPA operations totaling approximately $30.0 million related to the closing of certain IPAs and the subsequent exit from those markets as well as the revaluation of assets related to PhyCor Management Corporation, an IPA management company ("PMC"). The assets were written down because of a variety of negative operating and market events, including the loss of relationships with physicians in those markets, which resulted in an impairment of estimated future cash flows. We continually review our operations and trends impacting those operations to determine the appropriate carrying value of our assets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company expects to record pre-tax asset impairment and restructuring charges in the first quarter of 2000 related to the shut down of certain IPA operations.

OTHER OPERATIONS

         We provide health care decision-support services, including demand management and disease management services, to managed care organizations, health care providers, employers and other group associations through CareWise, Inc. ("CareWise"). We acquired CareWise on July 1, 1998 in exchange for approximately 3.1 million shares of common stock. CareWise is a nationally recognized leader in the health care decision-support industry. At December 31, 1999, through CareWise, we provided healthcare decision-support services to approximately 3.3 million consumers worldwide. CareWise had revenues of $20.0 million in 1999. Management is evaluating the potential for CareWise and considering how to integrate its operations into our other businesses. We may decide to sell CareWise if we conclude that it does not contribute to our core operations.

REGULATION

         General

         The health care industry is highly regulated, and the regulatory environment in which the Company operates may change significantly in the future. In connection with the expansion of existing operations and the entry into new markets and managed care arrangements, the Company and our affiliated practice groups and managed IPAs may become subject to compliance with additional regulation. In general, regulation of health care companies is increasing.

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

         The Company and our clinics and managed IPAs are also subject to federal, state and local laws dealing with issues such as occupational safety, employment, medical leave, insurance regulations, civil rights and discrimination, and medical waste and other environmental issues. At an increasing rate, federal, state and local governments are expanding the regulatory requirements on businesses, including medical practices. The imposition of these regulatory requirements may have the effect of increasing operating costs and reducing the profitability of the Company's operations.

         Insurance Regulation

         We own three HMOs and operate a fourth HMO. In addition, pursuant to the Rockford management agreement, the Company provides management services to the physician group and its HMO. The HMO industry is highly regulated at the state level and is highly competitive. Additionally, the HMO industry has been subject to numerous legislative initiatives within the past several years that would increase potential HMO liability to patients, resulting in increased costs to HMOs and correspondingly reduced revenue to the Company. Certain aspects of health care reform legislation being considered at the federal level have direct and indirect consequences for the HMO industry. There can be no assurance that developments in any of these areas will not have an adverse effect on the Company's wholly-owned or managed HMOs.

         Additionally, our managed IPAs and affiliated physician groups enter into contracts and joint ventures with licensed insurance companies, such as HMOs, whereby the IPAs and affiliated physician groups may be paid on a capitated fee basis. Under capitation arrangements, health care providers bear the risk, subject to certain loss limits, that the total costs of providing medical services to members will exceed the premiums received. To the extent that the IPAs and affiliated physician groups subcontract with physicians or other providers for their services on a fee-for-service basis, the managed IPAs and affiliated physician groups may be deemed to be in the business of insurance. If deemed to be an insurer they will be subject to a variety of regulatory and licensing requirements applicable to insurance companies or HMOs resulting in increased costs to the managed IPAs and affiliated physician groups, and corresponding lower revenue to PhyCor. The Company or its managed IPAs and affiliated physician groups may be adversely affected by such regulations.

         Managed Care Plans - Risk of Loss

         Many of our managed IPA contracts with third party payors are based on fixed or capitated fee arrangements. Under these capitation arrangements, health care providers receive a fixed fee per plan member per month, and providers bear the risk, generally subject to certain loss limits, that the total costs of providing medical services to the members will exceed the fixed fee. The IPA management fees are based, in part, upon a share of the portion, if any, of the fixed fee that exceeds actual costs incurred. Some agreements with payors also contain "shared risk" provisions under which, through the IPA, we can share additional fees or can share in additional costs, depending on the utilization rates of the members and the success of the IPAs. Any significant costs that exceed the fixed fee could have a material adverse effect on the Company.

         The health care provider's ability to effectively manage the patient's use of medical services and the costs of such services determines the profitability of a capitated fee. The management fees are also based upon a percentage of revenue collected by the IPA. Any loss of revenue by the IPAs because of the loss of affiliated physicians, the termination of third party payor contracts or other changes in plan membership or capitated fees may reduce our management fees. We, like other managed care management entities, are often subject to liability claims arising from activities such as utilization management and compensation arrangements, designed to control costs by reducing services. A successful claim on this basis against us, an affiliated clinic or IPA could have a material adverse effect on us.

         Antitrust Risks

         Federal and state antitrust laws prohibit agreements in restraint of trade, the exercise of monopoly power and other practices that are considered to be anti-competitive. We believe that we are in material compliance with federal and state antitrust laws in connection with the operation of our clinics and our IPAs and physician networks.

         State Legislation

         At the state level, all states have laws restricting the unlicensed practice of medicine, and many states also prohibit the enforcement of non-competition agreements against physicians or the corporate practice of medicine by an unlicensed corporation. In addition, many states prohibit referrals to facilities in which physicians have a financial interest. Many states also prohibit the splitting or sharing of fees between physicians and non-physician entities. For example, the state of Florida has a fee-splitting law which the Florida Board of Medicine previously interpreted, in its opinion In re: Bakarania, to prohibit the payment of a percentage based management fee. The Florida Board of Medicine clarified its position, however, in a later opinion, In re: The Petition for Declaratory Statement of Rew, Rogers & Silver, M.D.s, P.A., stating that a management contract that requires doctors to split their revenues with a physician practice management firm that does not refer patients to a managed group is permissible. The Board based its discussion on the fact there was no evidence that the management company was being rewarded for its ability to generate referrals to the managed group.

         Several of our affiliated physician groups have filed suit seeking a declaratory judgment regarding the enforceability of the fee arrangements under their service agreements with PhyCor in light of the OIG Advisory Opinion 98-4, described below. One of the groups located in Florida also challenged the fee arrangement under the Florida Board of Medicine opinion. See "Item 3. Legal Proceedings." Our two affiliated physician groups in Florida are managed under service agreements for which we are paid a percentage-based management fee. Two of our affiliated clinics in Texas have filed suit seeking declaratory judgments regarding the legality of their service agreements with the Company in light of Texas regulations prohibiting the corporate practice of medicine and fee splitting. See "Item 3. Legal Proceedings." Our service agreements provide that any changes in laws shall result in agreed upon modifications to the applicable service agreements to comply with laws. Future interpretations of, or changes in, state laws may require structural and organizational modifications of our existing relationships with our clinics. Changes in the laws may also necessitate modifications in our relationships with our affiliated IPAs. There can be no assurance that we would be able to appropriately modify our relationships with our physician groups and IPAs to ensure that the Company and its operations would not be adversely affected by such changes in the laws. Statutes in some states could restrict expansion of the operations of the Company to the applicable jurisdictions. In addition, one of our subsidiaries holds a limited Knox-Keene license in the state of California and, as a result, is subject to an increased level of state oversight by the California Department of Corporations.

         Medicare Payment System

         Our affiliated physician groups and IPAs derived approximately 16% of their net revenue in 1999 from payments for services provided to patients enrolled in the federal Medicare program, including patients covered by risk contracts. Clinics and IPAs managed by the Company provide medical services under risk contracts to approximately 280,000 Medicare members. The prior system of Medicare payments, other than for risk contracts, was based on customary, prevailing and reasonable physician charges and was phased out from 1992 through 1996 and replaced with an annually-adjusted resource-based relative value scale ("RBRVS").

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

         In July 1991, the federal government published regulations that provide exceptions, or "safe harbors," for business transactions that will be deemed not to violate the anti-kickback statute. In November 1999, additional safe harbors were published for eight activities, including referrals within group practices consisting of active investors. In April 1998, the HHS Office of the Inspector General released Advisory Opinion 98-4, which states that a percentage-based management fee paid to a medical network management company does not fit within any safe harbor. The opinion concludes that, because a percentage-based fee does not fit within a safe harbor, such a fee could implicate the Anti-Kickback Law if any part of the management fee is intended to compensate the manager for its efforts in arranging for referrals to the managed group. The opinion acknowledges, however, that a management fee that does not fit within a safe harbor is not necessarily illegal. Both the opinion and the preamble to the government's published safe harbors state that arrangements that do not fall within safe harbors are nevertheless legal as long as there is no intent on the part of either party to pay for or accept payment for referrals. Although many of our management fees are percentage-based fees, and many of our other arrangements, including the arrangements between NAMM and providers and provider groups, do not in all instances fall within the protection offered by these safe harbors, we believe our operations are in material compliance with applicable Medicare fraud and abuse laws. As discussed above, several of our affiliated physician groups filed lawsuits seeking declaratory judgments regarding the enforceability of the fee arrangement contained in their service agreements with PhyCor in light of OIG Advisory Opinion 98-4.

         We believe our operations are in material compliance with the anti-kickback law. Although we are receiving remuneration under our service agreements and management agreements for the services we provide to our affiliated clinics and IPAs, we are not in a position to make or influence referrals of federal or state health care program patients or services to the physician groups or networks. Moreover, we believe that the fees we receive represent fair value for our services. No part of the fees we receive are intended to be remuneration for improper activities. Consequently, we do not believe that the service fees and management fees that we receive from our affiliated groups and IPAs could be viewed as remuneration for referring or influencing referrals of patients or services covered by federal or state health care programs as prohibited by the anti-kickback statute. We are a separate provider of Medicare and state health program reimbursed services on a limited basis in the state of Georgia because we employ four physicians in that state. To the extent that we are deemed to be a separate provider of medical services under our service agreement or management agreement arrangements and to receive referrals from physicians, our financial arrangements could be subject to greater scrutiny under the anti-kickback statute. We do not believe that our operation of providers in Georgia creates a material risk under the anti-kickback statute because all of our operations are structured to fit as closely as possible within an applicable safe harbor.

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

         Impact of Health Care Regulatory Changes

         Congress and many state legislatures routinely consider proposals to control health care spending. Government efforts to reduce health care expenses through the use of managed care or the reduction of Medicare and Medicaid reimbursement may adversely affect our cost of doing business and contractual relationships. For example, recent developments that affect the Company's activities include: (a) federal legislation requiring a health plan to continue coverage for individuals who are no longer eligible for group health benefits and prohibiting the use of "pre-existing condition" exclusions that limit the scope of coverage; (b) a Health Care Financing Administration policy prohibiting restrictions in Medicare risk HMO plans on a physician's recommendation of other health plans and treatment options to patients; and (c) regulations imposing restrictions on physician incentive provisions in physician provider agreements. Our operating results may be adversely effected by these types of legislation, programs and other regulatory changes.

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

COMPETITION

         Managing medical networks is a highly competitive business. Many businesses compete with us to manage medical clinics and physician organizations, affiliate with clinic physicians, manage the physician networks of health systems and to provide services to IPAs. These competitors include other management companies, large hospitals, other multi-specialty clinics and health care companies, HMOs and insurance companies. We may not be able to compete effectively with existing or new competitors. Additional competition may make it more difficult to enter into relationships with medical clinics and health systems or to develop or manage IPAs on beneficial terms. To the extent that health care industry reforms make prepaid medical care more attractive and provide incentives to form organized health care systems, we anticipate facing greater competition. Our revenues are dependent upon the continued stability and economic viability of the medical groups with which the Company has agreements and IPAs that we manage. These organizations face competition from several sources, including sole practitioners, single and multi-specialty groups and staff model HMOs.

INSURANCE

         We maintain medical professional liability insurance on a claims made basis for all of our operations. Insurance coverage under such policies is contingent upon a policy being in effect when a claim is made, regardless of when the events which caused the claim occurred. We also maintain general liability and umbrella coverage on an occurrence basis. The cost and availability of such coverage has varied widely in recent years. We believe our insurance policies are adequate in amount and coverage for our current operations. There can be no assurance, however, that the coverage we maintain is sufficient to cover all future claims or will continue to be available in adequate amounts or at a reasonable cost. PhyCor and its subsidiary operating each affiliated physician group are named as additional insureds on the various policies maintained by each affiliated physician group, including the professional liability insurance policies carried by the physician group.

EMPLOYEES

         As of December 31, 1999, we employed approximately 15,900 people. Included in this number were 167 in the corporate office, 25 of whom were associated with NAMM. None of our employees is a member of a labor union, and we consider our relations with our employees to be very good.

ITEM 2. PROPERTIES

         We lease approximately 52,000 square feet of rentable space at 30 Burton Hills Boulevard in Nashville, Tennessee, where the Company's headquarters are located. The Company pays approximately $91,000 per month in rent, which increases over the term of the lease to approximately $99,000 per month in the final year. The lease expires in 2003. The Company owns an adjacent, unimproved parcel of land which it expects to sell in 2000. The Company believes these arrangements and other available space are adequate for its current needs.

         We lease, sublease or occupy facilities pursuant to the service agreements with each of our clinics. In many cases, facilities are leased from the physician groups with the lease cost generally included in the service fees paid to PhyCor. In connection with the acquisitions of our affiliated clinics in Lafayette, Indiana, St. Petersburg, Florida, and Lexington, Kentucky, we acquired the real estate used by the physician groups. The Company makes the Lafayette, Indiana, facilities available to the Arnett Clinic pursuant to its long-term service agreement. The Company terminated its affiliation with St. Petersburg-Suncoast Medical Clinic in the first quarter of 2000, but continues to lease the real estate to the St. Petersburg-Suncoast Medical Clinic and currently holds the Florida property for sale. The Company terminated its affiliation with the Lexington Clinic in 1999, but continues to lease a portion of the real estate to the Lexington Clinic and currently holds a portion for sale. One of the Lexington, Kentucky properties is subject to a mortgage with an aggregate outstanding principal balance as of February 29, 2000 of approximately $3.1 million and bearing interest at 8.25%. The total net book value of the real estate property held for sale at December 31, 1999 was approximately $8.6 million.

         In conjunction with the acquisition of PrimeCare, we acquired real estate related to PrimeCare's operations. One of these properties is subject to a mortgage with an aggregate outstanding principal balance as of February 29, 2000 of approximately $1.2 million and bearing interest at 9.75%.

         The Company does not anticipate that it will acquire real estate in connection with any new physician affiliations. As of the date hereof, we do not expect that the existing clinics will require expanded facilities that cannot be provided for under traditional leasing arrangements. There can be no assurance, however, that additional financing will not be necessary for clinic needs or that the Company will be able to obtain such financing.

ITEM 3. LEGAL PROCEEDINGS

         The Company and certain of its current and former officers and directors, Joseph C. Hutts, Derril W. Reeves, Thompson S. Dent, Richard D. Wright and John K. Crawford (neither Mr. Wright nor Mr. Crawford are presently with the Company) have been named defendants in 10 securities fraud class actions filed between September 8, 1998 and June 24, 1999. The factual allegations of the complaints in all 10 actions are substantially identical and assert that during various periods between April 22, 1997 and September 22, 1998, the defendants issued false and misleading statements which materially misrepresented the earnings and financial condition of the Company and its clinic operations and misrepresented and failed to disclose various other matters concerning the Company's operations in order to conceal the alleged failure of the Company's business model. Plaintiffs further assert that the alleged misrepresentations caused the Company's securities to trade at inflated levels while the individual defendants sold shares of the Company's stock at such levels. In each of the actions, the plaintiff seeks to be certified as the representative of a class of all persons similarly situated who were allegedly damaged by the defendants' alleged violations during the "class period." Each of the actions seeks damages in an indeterminate amount, interest, attorneys' fees and equitable relief, including the imposition of a trust upon the profits from the individual defendants' trades.

         The federal court actions have been consolidated in the U.S. District Court for the Middle District of Tennessee. Defendants' motion to dismiss was denied and the case is now in the discovery stage of the litigation. The state court actions were consolidated in Davidson County, Tennessee. The Plaintiffs' original consolidated class action complaint in state court was dismissed for failure to state a claim. Plaintiffs, however, were granted leave to file an amended complaint. The amended complaint filed by Plaintiffs asserted, in addition to the original Tennessee Securities Act claims, that Defendants had also violated Sections 11 and 12 of the Securities Act of 1933 for alleged misleading statements in a prospectus released in connection with the CareWise acquisition. Defendants removed this case to federal court and have filed an answer. Defendants anticipate that this case will eventually be consolidated with the original federal consolidated action. The Company believes that it has meritorious defenses to all of the claims, and is vigorously defending against these actions. There can be no assurance, however, that such defenses will be successful or that the lawsuits will not have a material adverse effect on the Company. The Company's Restated Charter provides that the Company shall indemnify the officers and directors for any liability arising from these suits unless a final judgment establishes liability (a) for a breach of the duty of loyalty to the Company or its shareholders, (b) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law or (c) for an unlawful distribution.

         On February 2, 1999, Prem Reddy, M.D., the former majority shareholder of PrimeCare, a medical network management company acquired by the Company in May 1998, filed suit against the Company and certain of its current and former executive officers in the United States District Court for the Central District of California. The complaint asserts fraudulent inducement relating to the PrimeCare transaction and that the defendants issued false and misleading statements which materially misrepresented the earnings and financial condition of the Company and its clinic operations and misrepresented and failed to disclose various other matters concerning the Company's operations in order to conceal the alleged failure of the Company's business model. The plaintiff is seeking rescission of the merger agreement and return of all proceeds from the operations of PrimeCare. In addition, the plaintiff is seeking compensatory and punitive damages in an indeterminate amount, interest, attorneys' fees and equitable relief, including the imposition of a trust upon the profits from the individual defendants' trades. A trial date of June 20, 2000 has been set for this litigation. Although the Company believes it has meritorious defenses to all of the claims and is vigorously defending this suit, there can be no assurance that it will not have a material adverse effect on the Company.

         Three clinics are challenging the enforceability of their service agreements with our subsidiaries in court. In August 1999, Medical Arts Clinic Association ("Medical Arts") filed suit against the Company in the District Court of Navarro County, Texas, which complaint has been subsequently amended. PhyCor's motion to remove this case to Federal District Court for the Northern District of Texas is currently pending. Medical Arts is seeking damages for breach of contract and rescission of the service agreement and declaratory relief regarding the enforceability of the service agreement alleging it is null and void on several grounds, including but not limited to, the violation of state law provisions as to the corporate practice of medicine and fee splitting. In December 1999, we filed suit in Davidson County, Tennessee seeking declaratory relief that our service agreement with Murfreesboro Medical Clinic, P.A. ("Murfreesboro Medical") was enforceable or alternatively seeking damages for anticipatory breach. Murfreesboro Medical then filed a motion to dismiss our suit which was denied. Simultaneously, Murfreesboro Medical filed suit in Circuit Court in Rutherford County, Tennessee, claiming breach of the service agreement by the Company and seeking a declaratory judgment that the service agreement was unenforceable. Pursuant to a motion by the Company, the Rutherford County lawsuit has been dismissed. The Davidson County suit is still pending. In January 2000, South Texas Medical Clinics, P.A. ("South Texas") filed suit against PhyCor of Wharton, L.P. in the State District Court in Fort Bend County, Texas. South Texas is seeking a declaratory judgment that the service agreement is unenforceable as a matter of law because it violates the Texas Health and Safety Code relating to the corporate practice of medicine and fee splitting. In the alternative, South Texas seeks to have the agreements declared void alleging, among other things, fraud in the inducement and breach of contract by PhyCor. PhyCor has filed a motion to remove this case to Federal District Court for the Southern District of Texas. The terms of the service agreements provide that the agreements shall be modified if the laws are changed, modified or interpreted in a way that requires a change in the agreements. Although PhyCor is vigorously defending the enforceability of the structure of its management fee and service agreements against these suits, there can be no assurance that these suits will not have a material adverse effect on the Company.

         The previously disclosed litigation involving Clark-Holder Clinic, P.A. was dismissed with prejudice in PhyCor's favor by order of the Court dated October 17, 1999. Similarly, all of the litigation involving the Holt-Krock Clinic, P.L.C. and certain related physicians was dismissed by the Chancery Court of Sebastian County, Arkansas with prejudice on August 3, 1999 in connection with the settlement agreement entered between the Company and Sparks Medical Center. Finally, all of the litigation involving the White-Wilson Medical Center, P.A. was dismissed with prejudice pending final settlement and the parties settled all related matters on March 27, 2000.

         The U.S. Department of Labor (the "Department") is conducting an investigation of the administration of the PhyCor, Inc. Savings and Profit Sharing Plan (the "Plan"). The Department has not completed its investigation, but has raised questions involving certain administrative practices of the Plan in early 1998. The Department has not recommended enforcement action against PhyCor or identified an amount of liability or penalty that could be assessed against PhyCor. Based on the nature of the investigation, PhyCor believes that its financial exposure is not material. PhyCor intends to cooperate with the Department's investigation. There can be no assurance, however, that PhyCor will not have a monetary penalty imposed against it.

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

                        1998                        HIGH            LOW
                        ----                        ----            ---
                        First Quarter             $ 28.50         $ 18.88
                        Second Quarter              23.81           14.13
                        Third Quarter               17.38            4.50
                        Fourth Quarter               7.69            3.94

                        1999
                        ----

                        First Quarter             $  8.38         $  4.50
                        Second Quarter               7.88            3.88
                        Third Quarter                7.47            3.84
                        Fourth Quarter               4.56            1.03

                        2000
                        ----

                        First Quarter (through
                           March 28, 2000)        $  2.75         $  0.53

         As of March 28, 2000, the Company had approximately 27,369 shareholders, including 3,569 shareholders of record and approximately 23,800 persons or entities holding common stock in nominee name.

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

ITEM 6. SELECTED FINANCIAL DATA

YEAR ENDED DECEMBER 31                                 1999              1998              1997           1996         1995
----------------------                             -----------       -----------       -----------    -----------    ---------
                                                                        (000'S EXCEPT FOR EARNINGS PER SHARE)
Statement of Operations Data:
Net revenue                                        $ 1,516,195       $ 1,512,499       $ 1,119,594    $   766,325    $ 441,596
Operating expenses:
  Cost of provider services                            204,202           134,302                --             --           --
  Salaries, wages and benefits                         490,738           513,646           421,716        291,361      166,031
  Supplies                                             222,007           227,440           181,565        119,081       67,596
  Purchased medical services                            36,403            37,774            31,171         21,330       17,572
  Other expenses                                       235,165           218,359           171,480        125,947       71,877
  General corporate expenses                            32,305            29,698            26,360         21,115       14,191
  Rents and lease expense                              118,104           126,453           100,170         65,577       36,740
  Depreciation and amortization                         90,435            90,238            62,522         40,182       21,445
  Provision for asset revaluation and
    clinic restructuring(1)                            430,965           224,900            83,445             --           --
Merger expenses                                             --            14,196                --             --           --
                                                   -----------       -----------       -----------    -----------    ---------
       Net operating expenses                        1,860,324         1,617,006         1,078,429        684,593      395,452
                                                   -----------       -----------       -----------    -----------    ---------
       Earnings (loss) from operations                (344,129)         (104,507)           41,165         81,732       46,144
  Interest income                                       (5,022)           (3,032)           (3,323)        (3,867)      (1,816)
  Interest expense                                      40,031            36,266            23,507         15,981        5,230
                                                   -----------       -----------       -----------    -----------    ---------
       Earnings (loss) before income taxes,
        minority interest and extraordinary item      (379,138)         (137,741)           20,981         69,618       42,730
  Income tax expense (benefit)                          53,318           (39,890)            6,098         22,775       13,923
  Minority interest in earnings of consolidated
       partnerships                                     13,088            13,596            11,674         10,463        6,933
                                                   -----------       -----------       -----------    -----------    ---------
       Earnings (loss) before extraordinary item      (445,544)         (111,447)            3,209         36,380       21,874
  Extraordinary item - gain from extinguishment
       of convertible subordinated debentures            1,018                --                --             --           --
                                                   -----------       -----------       -----------    -----------    ---------
       Net earnings (loss)                         $ ( 444,526)(2)   $  (111,447)(2)   $     3,209(2) $    36,380    $  21,874
                                                   ===========       ===========       ===========    ===========    =========
Earnings (loss) per share(3):
  Basic - Continuing operations                    $     (5.92)      $     (1.55)      $       .05    $       .67    $     .45
          Extraordinary item                              0.01                --                --             --           --
                                                   -----------       -----------       -----------    -----------    ---------
                                                   $     (5.91)(2)   $     (1.55)(2)   $       .05(2) $       .67    $     .45
                                                   ===========       ===========       ===========    ===========    =========
  Diluted - Continuing operations                  $     (5.92)      $     (1.55)      $       .05    $       .60    $     .41
            Extraordinary item                            0.01                --                --             --           --
                                                   -----------       -----------       -----------    -----------    ---------
                                                   $     (5.91)(2)   $     (1.55)(2)   $       .05(2) $       .60    $     .41
                                                   ===========       ===========       ===========    ===========    =========

Weighted average shares outstanding(3)
  Basic                                                 75,179            71,822            62,899         54,608       48,817
  Diluted                                               75,179            71,822            66,934         61,096       53,662

DECEMBER 31,
------------
Balance Sheet Data:
Working capital                                    $   189,113       $   187,854       $   203,301    $   182,553    $ 111,420
Total assets                                         1,194,925         1,879,285         1,562,776      1,118,581      643,586
Long-term debt                                         555,040           651,209           501,107        444,207      140,633
Total shareholders' equity                             343,503           804,410           710,488        451,703      388,822

-------------------
(1) Provision for asset revaluation and clinic restructuring relates to revaluation of assets of certain of the Company's affiliated clinics and IPAs.

(2) Excluding the effect of the provision for asset revaluation and clinic restructuring and merger expenses in 1997, 1998 and 1999, the Company's net earnings, net earnings per share - basic and net earnings per share - diluted would have been approximately $57.0 million, or $.91 per share - basic, and $.85 per share - diluted, $54.7 million, or $.76 per share-basic and $.74 per share-diluted, and $27.7 million, or $.37 per share-basic and $.36 per share-diluted, respectively, in such years.

(3) Per share amounts and weighted average shares outstanding have been adjusted for the three-for-two stock splits effected September 1995 and June 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We manage multi-specialty medical clinics and other physician organizations, provide contract management services to physician networks owned by health systems and develop and manage IPAs. We also provide health care decision-support services, including demand management and disease management services, to managed care organizations, health care providers, employers and other group associations. In connection with our multi-specialty clinic and physician network operations, we manage and operate two hospitals and five HMOs. A majority of our revenue in 1998 and 1999 was earned under service agreements with multi-specialty clinics. Revenue earned under substantially all of the service agreements is equal to the net revenue of the clinics, less amounts retained by physician groups.

          Historically, when we acquired a clinic's operating assets, we simultaneously entered into a long-term service agreement with the affiliated physician group. Under the service agreement, we provide the physician group with the equipment and facilities used in its medical practice, manage clinic operations, employ the clinic's non-physician personnel, other than certain diagnostic technicians, and receive a service fee. We are attempting to modify our existing service agreements. These discussions vary by clinic, but generally consist of a reduction in the service fees paid by the physician groups and may include lower ongoing capital commitments or lower capital costs for the Company and the purchase of certain assets by the physician groups. These discussions are ongoing and accordingly, there can be no assurance that we will successfully restructure any service agreement. We anticipate that pre-tax earnings will be reduced as a result of any restructurings, although our cash flow may improve in the near term from the sale of assets, if any.

          We are seeking affiliations with the physician networks of health systems and independent physician groups, including single specialty groups. Health systems generally have experienced significant losses from the ownership and operation of physician practices. We believe that our management can provide health systems with an attractive alternative for improving the operations of their physician networks. Pursuant to such an arrangement, we will provide management services to a physician group for a fee, but will not acquire the assets or employ the personnel of the physician group, except certain key employees, and will not have any ongoing obligation to provide capital to the group.

         Our affiliated physicians maintain full professional control over their medical practices, determine which physicians to hire or terminate and set their own standards of practice in order to promote high quality health care. Pursuant to our service agreements with physician groups, we manage all aspects of the clinic other than the provision of medical services, which is controlled solely by the physician groups. At each clinic, a joint policy board equally represented by physicians and Company personnel focuses on strategic and operational planning, marketing, managed care arrangements and other major issues facing the clinic.

         We focus on better ways of providing knowledge, services and resources to affiliated physicians in our multi-specialty clinics, health systems and IPAs that will enable them to compete and create value for purchasers and consumers of health care services. To promote growth and efficiency, we implement a number of programs and services at each of our clinics. These programs include strategic planning and budgeting, that focus on, among other things, revenue enhancement, cost containment and expense reduction. We negotiate managed care contracts, enter into national purchasing agreements, conduct productivity, procedure coding and charge capturing studies and assist the clinics in physician recruitment efforts.

         Under substantially all of our service agreements, we receive a fee equal to the clinic expenses we have incurred plus a percentage of operating income of the clinic (net clinic revenue less certain contractually agreed upon clinic expenses before physician distributions) and, under all other types of service and management agreements except one described in (iv) below, we receive a percentage of net clinic revenue plus a percentage of operating income. In 1999, our service and management agreement revenue was derived from contracts with the following fee structures: (i) 93.3% of revenue was derived from contracts in which the service fee was based on a percentage, ranging from 12% to 18%, of clinic operating income plus reimbursement of clinic expenses; (ii) 1.1% of revenue was derived from a contract in which the service fee was based on 51.7% of net clinic revenue; (iii) 3.4% of revenue was derived from contracts in which the service fee was based upon a combination of (a) 10% of clinic operating income, (b) a percentage, ranging from 2.75% to 3.5%, of net clinic revenue and (c) reimbursement of clinic expenses; and (iv) 2.2% of revenue was derived from flat fee contracts.

         We have historically amortized goodwill and other intangible assets related to our service agreements over the periods during which the agreements are expected to be effective, ranging from 25 to 40 years. Effective April 1, 1998, we adopted a maximum of 25 years as the useful life for amortization of our intangible assets, including those acquired in prior years. Had this policy been in effect for the first quarter of 1998, amortization expense would have increased by approximately $3.3 million. Applying our historical tax rate, diluted earnings per share would have been reduced by $.03 in the first quarter of 1998.

         Each of our service agreements provides the affiliated physician group the right to terminate the service agreement in the event of the bankruptcy or similar event of the Company's subsidiary that is a party to the service agreement or in the event of a material breach of the service agreement by the Company or our subsidiary (i) which is not cured within 90 days, generally, following written notice and (ii) which termination is approved by the affirmative vote of no less than 75%, generally, of the physician shareholders. Many of the service agreements provide that if any person or persons acquire the right to vote 50% or more of our common stock, the physician group may terminate the service agreement, unless the transaction was approved by our Board of Directors or subsequently approved by two-thirds of our directors who are not members of management or affiliates of the acquiring person. Other groups may terminate their service agreement in the event of a merger where the Company does not survive or a takeover or sale of substantially all of the Company's assets or in the event of a sale of all or substantially all of the assets or capital stock of the Company's subsidiary with whom the service agreement was entered into. Some physician groups have rights of first refusal to purchase the clinic assets owned by us if we determine to sell such assets. The above provisions could have an adverse effect on any efforts to take control of the Company without the consent of the Board of Directors and the physician groups having these rights. In addition, the Company may terminate a service agreement
(i) in the event of the bankruptcy or similar event of the affiliated physician group, or (ii) a material breach of the service agreement by the affiliated physician group which is not cured within 90 days, generally, following written notice.

         Pursuant to the Company's service agreements with our affiliated clinics, the physician groups affiliated with the clinics are obligated to purchase at net book value all of the assets associated with the clinic upon termination of the service agreement. The Company's ability to recover the net book value associated with a terminated service agreement is largely dependent upon the circumstances of the termination, the willingness of the physicians to honor their agreement with the Company and the financial position of the physicians affiliated with the clinic. In the event of a termination of a service agreement, we expect the terminating group to fulfill its purchase obligation at the effective time of termination. The Company owns substantially all of the tangible assets related to the operations of our affiliated clinics, which assets provide collateral for a portion of the purchase requirement in the event of termination. Tangible assets associated with clinics represented approximately 70% of the Company's total assets associated with the clinics. The intangible assets of the Company related to the affiliated clinics totaled approximately $238.7 million as of December 31, 1999. See "Asset Revaluation and Clinic Restructuring-Assets Held for Sale." The Company has evaluated, on an individual basis, the appropriate course of action for each of our terminated service agreements and expects to pursue the most appropriate and effective course, given the facts and circumstances of any termination, to recover the amounts owed as a result of any such termination.

         We do not consolidate the physician practices we manage for financial reporting purposes because we do not have operating control of these practices. Physician practices and IPAs that we own and operate are consolidated for financial reporting purposes.

          We have increased our focus on the development of IPAs to enable the Company to provide services to a broader range of physician organizations, to enhance the operating performance of existing clinics and to further develop physician relationships. The Company develops IPAs that include affiliated clinic physicians to enhance the clinics' attractiveness as providers to managed care organizations. Fees earned from managing the IPAs are based upon a percentage of revenue collected by the IPAs and also upon a share of surplus, if any, of capitated revenue of the IPAs. In 1999, approximately 24% of the Company's revenue was earned under the IPA segment of our business. We have not historically been a party to the capitated contracts entered into by the IPAs, but are exposed to losses to the extent of our share of deficits, if any, of the capitated revenue of the IPAs. Through the PrimeCare and The Morgan Health Group, Inc. ("MHG") acquisitions, the Company became a party to certain managed care contracts. The Company had terminated all managed care contracts of MHG by April 30, 1999. See "Asset Revaluation and Clinic Restructuring." As of March 28, 2000, the Company had underwritten letters of credit totaling $3.7 million for the benefit of certain managed care payors to help ensure payment of costs for which our affiliated IPAs are responsible. We are exposed to losses if a letter of credit is drawn upon and we are unable to obtain reimbursement from the IPA.

         The table below indicates the number of clinics and physicians affiliated with the Company and provides certain information with respect to the Company's IPA operations at the end of the years indicated:


                                1999      1998      1997      1996      1995
                               -------   -------   -------   -------   -------
Clinic operations:
Number of affiliated clinics        41        56        55        44        31
Number of affiliated
   physicians                    2,581     3,693     3,863     3,050     1,955
IPA operations:
Number of markets                   25        35        28        17        13
Number of physicians            24,400    22,900    19,000     8,700     5,300
Number of commercial
   members                     767,000   730,000   420,000   306,000   180,000
Number of Medicare
   members                     215,000   171,000    99,000    69,000    38,000


         The table below indicates the payor mix of the aggregate net clinic revenue earned by the physician groups and IPAs currently affiliated with the Company.

                                1999      1998      1997      1996      1995
                                ----      ----      ----      ----      ----
Medicare                          16%       19%       22%       20%       20%
Medicaid                           3         3         4         3         3
Managed care(1)                   62        51        41        42        37
Private payor and insurance       19        27        33        35        40
                                 ---       ---       ---       ---       ---
                                 100%      100%      100%      100%      100%


(1) Includes HMO, PPO, Medicare risk contracts and direct employer contracts, of which approximately 70% of 1999 managed care revenue was attributable to capitated contracts.

         The payor mix varies from clinic to clinic and changes as a result of acquisitions and dispositions. Over the past five years, managed care revenue as a percentage of all revenue has increased significantly primarily as a result of the Company's management of IPAs for which all revenue is derived from managed care contracts. PhyCor believes that this trend will continue as a greater portion of the population in our markets join managed care plans. Other changes in payor mix have resulted from the acquisition or disposition of clinics with payor mixes different from historical payor mixes experienced by the Company's affiliated groups.

         Many of the payor contracts entered into on behalf of our managed IPAs are based on capitated fee arrangements. Under capitation arrangements, health care providers bear the risk, subject to certain loss limits, that the aggregate costs of providing medical services to members will exceed the payments received. The IPA management fees are based, in part, upon a share of the remaining portion, if any, of capitated amounts of revenues after payment of expenses. Agreements with payors also contain shared risk provisions under which the Company and the IPA can earn additional compensation based on utilization of hospital services by members. The Company may be required to bear a portion of any loss in connection with such shared risk provisions. The profitability of the managed IPAs is dependent upon the ability of the providers to effectively manage the costs of providing medical services and the level of utilization of medical services. The management fees are also based upon a percentage of revenue collected by the IPAs. Through calculation of our service fees, we also share indirectly in capitation risk assumed by our affiliated physician groups.

         The Company continues to seek additional affiliations with multi-specialty clinics and IPAs, but anticipates that our acquisition growth will continue to be slower than in previous years. During 1999, the Company affiliated with several smaller medical practices, made deferred acquisition payments to certain physician groups pursuant to the terms of their respective agreements and completed purchase accounting for acquisitions consummated during 1998, adding a total of approximately $27.7 million in assets. The principal assets acquired were intangible assets. The consideration for the acquisitions consisted of approximately 58% cash and 42% liabilities assumed. The cash portion of the aggregate purchase price was funded by a combination of operating cash flow and borrowings under the Company's bank credit facility.

         In November 1999, we announced that we had determined to sell the assets of 17 of our affiliated clinics. Additionally, during the third quarter of 1999, the Company decided to change our relationships with the clinics by offering to restructure the current service agreements in order to better align incentives and strengthen these groups. The decision to downsize the Company was intended to allow the Company to focus on strengthening our remaining clinic operations and to position the Company to resume our growth. The ultimate impact of the changes to the service agreements on pre-tax earnings and cash flow is expected to be determined during 2000, and any such changes may substantially reduce the earnings of the Company in 2000 and beyond. There can be no assurance the Company can effect these changes in the manner or time in which we currently anticipate.

         In November 1999, the Company entered into a management agreement with Rockford Health System, a health care delivery system serving northern Illinois and southern Wisconsin, to provide practice management and support services to its related 132-physician group. Simultaneously, we entered into a management agreement to provide support services to the health plans owned and operated by the Rockford Health System. Effective December 1, 1999, the Company also entered into an agreement with Carolina Premier Medical Group, a multi-specialty medical group with 48 physicians serving the Research Triangle area of North Carolina, to provide management services to the medical group.

RESULTS OF OPERATIONS
         The following table shows the percentage of net revenue represented by various expenses and other income items reflected in the Company's Consolidated Statements of Operations.

YEAR ENDED DECEMBER 31,                                         1999            1998            1997
-----------------------                                        ------          ------          ------

Net revenue                                                     100.0%          100.0%          100.0%
Operating expenses:
   Cost of provider services                                     13.5             8.9              --
   Salaries, wages and benefits                                  32.4            33.9            37.7
   Supplies                                                      14.6            15.0            16.2
   Purchased medical services                                     2.4             2.5             2.8
   Other expenses                                                15.5            14.4            15.3
   General corporate expenses                                     2.1             2.0             2.4
   Rents and lease expense                                        7.8             8.4             8.9
   Depreciation and amortization                                  6.0             6.0             5.6
   Provision for asset revaluation and
     clinic restructuring                                        28.4            14.9             7.4
   Merger expenses                                                 --             0.9              --
                                                               ------          ------          ------
Net operating expenses                                          122.7(1)        106.9(1)         96.3(1)
   Earnings (loss) from operations                              (22.7)(1)        (6.9)(1)         3.7(1)
Interest income                                                  (0.3)           (0.2)           (0.3)
Interest expense                                                  2.6             2.4             2.1
                                                               ------          ------          ------
   Earnings (loss) before income taxes, minority interest
     and extraordinary item                                     (25.0)(1)        (9.1)(1)         1.9(1)
Income tax expense (benefit)                                      3.5(1)         (2.6)(1)         0.5(1)
Minority interest                                                 0.9             0.9             1.1
                                                               ------          ------          ------
   Earnings (loss) before extraordinary item                    (29.4)           (7.4)            0.3
   Extraordinary item - gain from early extinguishment
     of convertible subordinated debentures                       0.1              --              --
                                                               ------          ------          ------
Net earnings (loss)                                             (29.3)%(1)       (7.4)%(1)        0.3%(1)
                                                               ========        ======          ======


---------------------

(1) Excluding the effect of the provision for asset revaluation and clinic restructuring and merger expenses in 1999, 1998 and 1997, net operating expenses, earnings from operations, earnings before income taxes, minority interest and extraordinary item, income tax expense and net earnings, as a percent of net revenue, would have been 94.3%, 5.7%, 3.4%, 0.8% and 1.8%, respectively, for 1999, 91.1%, 8.9%, 6.7%,
          2.2%, and 3.6%, respectively, for 1998 and 88.9%, 11.1%, 9.3%, 3.2%
          and 5.1%, respectively, for 1997.

1999 COMPARED TO 1998

         Net revenue increased $3.7 million, or 0.2%, from $1.51 billion for 1998 to $1.52 billion for 1999. Net revenue from multi-specialty and group formation clinics ("Clinic Net Revenue") decreased in 1999 from 1998 by $135.0 million, comprised of (i) a $102.8 million decrease in service fees for reimbursement of clinic expenses incurred by the Company and (ii) a $32.2 million decrease in the Company's fees from clinic operating income and net physician group revenue. Excluding same clinic revenue increases discussed below, increases in Clinic Net Revenue of $15.6 million from new clinic affiliations in 1999 and the timing of entering into new service agreements in 1998 and increases of $16.7 million from clinics whose assets are held for sale at December 31, 1999 were offset by reductions in Clinic Net Revenue of $184.9 million as a result of clinic operations disposed of in 1998 and 1999. Included in the changes in Clinic Net Revenue is the impact of declining reimbursement for services rendered by the physician groups. Specifically, the provision for doubtful accounts and contractual adjustments as a percentage of gross physician group, hospital and other revenue increased to 43.1% for 1999 from 40.5% for 1998. Net revenue from the service agreements (excluding clinics being sold) in effect for all of 1999 and 1998 increased by $17.6 million in 1999 compared with 1998. Same market service agreement net revenue growth resulted from the addition of new physicians, the expansion of ancillary services and increases in patient volume and fees.

         Net revenue from IPAs increased $115.5 million, or 47.6%, from $242.8 million for 1998 to $358.3 million for 1999. This increase resulted primarily from an approximately $91.3 million increase in net revenues from the acquisition of PrimeCare in May 1998 and the increase of approximately $20.1 million from five IPA markets and two HMOs entered into subsequent to the first quarter of 1998. Net revenues were also impacted by decreases in net revenues from the acquisition in 1998 and subsequent closing in 1999 of MHG of approximately $12.3 million and the closing of several smaller markets of approximately $1.9 million. The Company had terminated all payor contracts relating to MHG and commenced closing MHG operations by April 30, 1999. See "Asset Revaluation and Clinic Restructuring." Net revenue from the IPA markets in effect for all of 1999 and 1998 increased by $18.3 million, or 21.4%, in 1999 compared to 1998. Same market IPA growth resulted from the addition of new physicians, increases in IPA enrollment and increases in patient volume and fees.

         During 1999, most categories of operating expenses were relatively stable as a percentage of net revenue when compared to 1998. The cost of provider services expense is a result of the acquisitions of PrimeCare and MHG in 1998. PrimeCare owns and manages IPAs, and is a party to certain managed care contracts, resulting in the Company presenting revenue from these operations on a "grossed-up basis." Under this method, unlike the majority of the Company's IPAs, the cost of provider services (payments to physicians and other providers under compensation, sub-capitation and other reimbursement contracts) is not included as a deduction to net revenue of the Company but is reported as an operating expense. This revenue reporting resulted in a cost of provider services expense line item and, in general, caused other expense line items to decrease as a percentage of net revenue when compared to periods prior to the acquisitions of PrimeCare and MHG. As a result, during 1999 the majority of operating expense categories decreased as a percentage of net revenue when compared to 1998. During 1999, supplies expense, other expenses and depreciation and amortization had more than a marginal increase as a percentage of net revenue over 1998. The increase in supplies expense is a result of the continued increases in costs of drugs and medications. Other expenses increased as a result of the Company incurring costs associated with information systems and software conversions in our IPA markets during 1999. Additionally, other operating expenses incurred by IPAs were higher as a result of charges to operations taken in the fourth quarter of 1999 related to the shut down of several Florida markets. The increase in depreciation and amortization expense resulted from a significant amount of capital expenditures during 1999 related to conversions of information systems in the Company's affiliated clinics and IPAs. Rents and lease expense had more than a marginal decrease as a percentage of net revenue when compared 1998 as a result of the disposition of certain of the Company's group formation clinics during the third and fourth quarters of 1998. These clinics' rents and lease expense as a percentage of net revenue was higher than that of the current base of clinics.

         Our managed IPAs and affiliated physician groups enter into contracts with third party payors, many of which are based on fixed or capitated fee arrangements. Under these capitation arrangements, health care providers receive a fixed fee per plan member per month and providers bear the risk, generally subject to certain loss limits, that the total costs of providing medical services to the members will exceed the fixed fee. The IPA management fees are based, in part, upon a share of the portion, if any, of the fixed fee that exceeds actual costs incurred. Some agreements with payors also contain "shared risk" provisions under which PhyCor, through the IPA, can share additional fees or can share in additional costs, depending on the utilization rates of the members and the success of the IPAs. Through calculation of its service fees, the Company also shares indirectly in capitation risk assumed by its affiliated physician groups. In addition, the Company operates five HMOs. Incurred but not reported claims payable ("IBNR claims payable") represent the liability for covered services that have been performed by physicians for enrollees of various medical plans. The estimated claims incurred but not reported are based on the Company's historical claims data, current enrollment, health service utilization statistics and other related information. There were no material adjustments in 1999 to prior years' IBNR claims payable.

         On behalf of certain of the Company's affiliated IPAs, the Company has underwritten letters of credit to managed care payors to help ensure payment of health care costs for which the affiliated IPAs have assumed responsibility. As of December 31, 1999, letters of credit aggregating $6.0 million were outstanding under the bank credit facility for the benefit of managed care payors. While no draws on any of these letters of credit have occurred to date, there can be no assurance that draws will not occur on the letters of credit in the future. The Company would seek reimbursement from an IPA if there was a draw on a letter of credit. We are exposed to losses if a letter of credit is drawn upon and we are unable to obtain reimbursement from the IPA.

         The provision for asset revaluation and clinic restructuring for the year ended December 31, 1999 totaled $431.0 million, consisting of $9.5 million in the first quarter, $14.4 million in the second quarter, a net $393.4 million in the third quarter and a net $13.7 million in the fourth quarter. The third quarter net charge of $393.4 million was comprised of a $394.5 million charge less recovery of certain asset revaluation charges recorded in the third quarter of 1998. The fourth quarter net charge of $13.7 million was comprised of a $17.8 million charge less recovery of certain asset revaluation charges recorded in the fourth quarter of 1998 and third quarter of 1999. See discussion of these charges in "Asset Revaluation and Clinic Restructuring" below. At December 31, 1999, the Company had disposed of all group formation clinics and the two First Physician Care, Inc. ("FPC") clinics that had characteristics similar to group formation clinics.

         Income tax expense of $53.3 million for 1999 consisted primarily of an increase in the valuation allowance against all deferred tax assets that represented the expected benefits of operating loss carryforwards and other temporary differences recorded in previous periods. The realization of such assets is not more likely than not to occur based on historical results and industry trends. The Company will incur no federal income tax expense and make no federal income tax payments during the foreseeable future as a result of available net operating loss carryforwards.

1998 COMPARED TO 1997

         Net revenue increased $392.9 million, or 35.1%, from $1.12 billion for 1997 to $1.51 billion for 1998. Clinic Net Revenue increased in 1998 from 1997 by $182.0 million, comprised of (i) a $161.4 million increase in service fees for reimbursement of clinic expenses incurred by the Company and (ii) a $20.6 million increase in the Company's fees from clinic operating income and net physician group revenue. The increases in Clinic Net Revenue, excluding same clinic revenue increases discussed below, were comprised of $177.2 million from newly acquired clinics in 1998 or the timing of entering into new service agreements in 1997, reduced by $49.5 million from clinic operations disposed of in 1998. Included in the changes in Clinic Net Revenue is the impact of declining reimbursement for services rendered by the physician groups. Specifically, the provision for doubtful accounts and contractual adjustments as a percentage of gross physician group, hospital and other revenue increased to 40.5% for 1998 from 38.2% for 1997. Net revenue from the service agreements (excluding clinics whose related assets have been sold) in effect for all of 1998 and 1997 increased by $54.3 million in 1998 compared with 1997. Same market service agreement net revenue growth resulted from the addition of new physicians, the expansion of ancillary services and increases in patient volume and fees.

         Net revenue from IPAs increased $179.2 million, or 281.8%, from $63.6 million for 1997 to $242.8 million for 1998. This increase resulted primarily from an approximately $148.2 million increase in net revenues from the acquisitions of PrimeCare and MHG in 1998 and an increase in net revenues of approximately $11.0 million from the addition of ten IPA markets subsequent to the first quarter of 1997. The Company had terminated all payor contracts relating to MHG and commenced closing MHG operations by April 30, 1999. See "Asset Revaluation and Clinic Restructuring." Net revenue from the IPA markets in effect for all of 1998 and 1997 increased by $20.0 million, or 31.4%, in 1998 compared to 1997. Same market IPA growth resulted from the addition of new physicians, increases in IPA enrollment and increases in patient volume and fees.

         During 1998, most categories of operating expenses changed as a percentage of net revenue when compared to 1997. The addition of cost of provider services and the decrease in most categories of operating expenses as a percentage of net revenue when compared to 1997 is a result of the acquisitions of PrimeCare and MHG in 1998. See "1999 compared to 1998." Excluding the impact of PrimeCare's and MHG's revenue reporting, supplies expense, other expenses, rents and lease expense and depreciation and amortization marginally increased as a percentage of net revenue. The increase in supplies expense is a result of continued increases in costs of drugs and medications, the addition of pharmacies at certain existing clinics and recent affiliations with clinics that operate pharmacies. Other expenses and rents and lease expense increased as a result of the reduction of physicians in certain of the Company's group formation clinics which resulted in these clinics not operating at full capacity but still being responsible for certain fixed costs obligations. The increase in depreciation and amortization expense resulted from the change in amortization policy with respect to intangible assets and the impact of recent acquisitions. Excluding the impact of PrimeCare's and MHG's revenue reporting, salaries, wages and benefits marginally decreased as a percentage of net revenue. This decrease is a result of the Company's continuing efforts to control overhead costs. While general corporate expenses decreased as a percentage of net revenue, the dollar amount increased as a result of the Company's response to increasing physician group needs for practice management services, including managed care negotiations, information system implementations and clinical outcomes management programs.

         In connection with certain of its physician organizations, HMO and IPA operations, the Company shares in certain risks assumed by the physician organization's and IPAs. See discussion regarding IPAs in "1999 Compared to 1998." There were no material adjustments in 1998 to prior years' IBNR claims payable. In connection with the July, 1998 MHG IPA acquisition, the Company assumed IBNR claims payable of approximately $7.0 million. Subsequently, the MHG IBNR claims payable liability as of the acquisition date was increased by approximately $8.3 million. See "Asset Revaluation and Clinic Restructuring - Assets Held for Sale."

         On behalf of certain of the Company's affiliated IPAs, the Company has been required to underwrite letters of credit to managed care payors to help ensure payment of health care costs for which the affiliated IPAs have assumed responsibility. As of December 31, 1998, letters of credit aggregating $7.0 million were outstanding under the bank credit facility for the benefit of managed care payors. No draws on any of these letters of credit have occurred to date. The Company would seek reimbursement from an IPA if there was a draw on a letter of credit. We are exposed to losses if a letter of credit is drawn upon and we are unable to obtain reimbursement from the IPA.

         The provision for asset revaluation and clinic restructuring for the year ended December 31, 1998 totaled $224.9 million, consisting of $22.0 million in the first quarter of 1998, a net $92.5 million in the third quarter of 1998 and $110.4 million in the fourth quarter of 1998. The provision for clinic restructuring of $22.0 million in the first quarter of 1998 related to seven of the Company's clinics that were being restructured or disposed of and included facility and lease termination costs, severance and other exit costs. In the fourth quarter of 1997, the Company recorded a pre-tax charge of $83.4 million related to asset revaluation at these same clinics. The charges addressed operating issues that developed in four of the Company's multi-specialty clinics that represent the Company's earliest developments of such clinics through the formation of new groups. Three other clinics included in the 1997 charge represent clinics disposed of during 1998 because of a variety of negative operating and market-specific issues. See discussion of these charges in "Asset Revaluation and Clinic Restructuring" below. At December 31, 1998, the Company had a total of five group formation clinics and two FPC clinics that had characteristics similar to group formation clinics. These remaining clinics included two clinics associated with the charges discussed above, one of which was disposed of in March 1999. The total assets and intangible assets of the remaining five group formation clinics and similar FPC clinics totaled $56.8 million and $21.0 million, respectively, at December 31, 1998. Net revenue and pre-tax income (loss) for the remaining group formation and similar FPC clinics for 1998 were $63.7 million and ($1.0 million), respectively, and for 1997 were $44.4 million and $519,000, respectively. The Company has completed the disposition of all such remaining clinics.

         The Company also recorded a pre-tax charge to earnings of approximately $14.2 million in the first quarter of 1998 relating to the termination of its merger agreement with MedPartners, Inc. This charge represented PhyCor's share of investment banking, legal, travel, accounting and other expenses incurred during the merger negotiation process.

         The Company's effective tax rate was 37.6% in 1998 before the tax benefit of the provision for asset revaluation and clinic restructuring and merger expenses discussed above as compared to a rate of 38.5% in 1997.

         SUMMARY OF OPERATIONS BY QUARTER

         The following table presents unaudited quarterly operating results for 1999 and 1998. The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the Consolidated Financial Statements. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

                                                        1999 QUARTER ENDED
                                                        ------------------
                                       MAR 31         JUNE 30         SEPT 30          DEC 31
                                     ---------       ---------       ---------       ---------
Net revenue                          $ 416,544       $ 393,488       $ 371,193       $ 334,970
Earnings (loss) before taxes and
  extraordinary item                     8,025(1)        1,477(2)     (384,755)(3)     (16,973)(4)
Net earnings (loss)                      2,788(1)          923(2)     (435,692)(3)     (12,545)(4)
Earnings (loss) per share--diluted   $     .04(1)    $     .01(2)    $   (5.75)(3)   $    (.17)(4)


                                                        1998 QUARTER ENDED
                                                        ------------------
                                       MAR 31         JUNE 30         SEPT 30          DEC 31
                                     ---------       ---------       ---------       ---------
Net revenue                          $ 322,695       $ 371,450       $ 408,487       $ 409,867
Earnings (loss) before taxes           (10,753)(5)      24,306         (73,019)(6)     (91,871)(7)
Net earnings (loss)                     (7,498)(5)      15,313         (50,843)(6)     (68,419)(7)
Earnings (loss) per share--diluted   $    (.12)(5)   $     .22       $    (.66)(6)   $    (.90)(7)

-----------------

(1) Excluding the effects of asset revaluation and clinic restructuring charges, the Company's earnings before taxes, net earnings and net earnings per share-diluted for the first quarter of 1999 would have been approximately $17.5 million, $10.9 million and $.14, respectively.
(2) Excluding the effects of asset revaluation and clinic restructuring charges, the Company's earnings before taxes, net earnings and net earnings per share-diluted for the second quarter of 1999 would have been approximately $15.9 million, $9.9 million and $.13, respectively.
(3) Excluding the effects of asset revaluation and clinic restructuring charges, the Company's earnings before taxes and extraordinary item, net earnings and net earnings per share-diluted for the third quarter of 1999 would have been approximately $8.6 million, $5.2 million and $.07, respectively.
(4) Excluding the effects of asset revaluation and clinic restructuring charges, the Company's loss before taxes, net loss and net loss per share-diluted for the fourth quarter of 1999 would have been approximately $3.3 million, $1.8 million and $.02, respectively.
(5) Excluding the effects of asset revaluation and clinic restructuring charges and merger expenses, the Company's earnings before taxes, net earnings and net earnings per share-diluted for the first quarter of 1998 would have been approximately $25.4 million, $16.0 million and $.24, respectively.
(6) Excluding the effects of asset revaluation and clinic restructuring charges, the Company's earnings before taxes, net earnings and net earnings per share-diluted for the third quarter of 1998 would have been approximately $19.5 million, $12.0 million and $.15, respectively.
(7) Excluding the effects of asset revaluation and clinic restructuring charges, the Company's earnings before taxes, net earnings and net earnings per share-diluted for the fourth quarter of 1998 would have been approximately $18.5 million, $11.4 million and $.15, respectively.

ASSET REVALUATION AND CLINIC RESTRUCTURING


Assets Held for Sale

      The health care industry has undergone rapid changes that significantly affected physicians and other health care providers. Declining reimbursement from Medicare and commercial payors has adversely affected physician revenues and incomes. It has taken significant time for physicians and other health care providers to fully understand and accept the sustaining impact of changes in reimbursement. The Company and its physicians attempted to react to this development by devising and implementing plans to reduce overhead, increase patient volume, increase physician productivity and change payor mixes. In some clinics, physicians have been slow to engage in necessary changes because of medical group culture or other market factors and, as a result, these strategies have been only marginally successful or in some cases not successful. Many of our affiliated physician groups experienced difficulty dealing with the impact of these financial pressures. This difficulty has affected the relationships among physicians within the groups and between the physician groups and the Company. As a result, since early 1998 the Company has sold clinic operating assets and terminated the related service agreements, or is in the process of doing so, with a number of clinics affiliated with the Company.

         At December 31, 1999, net assets expected to be sold during the next 12 months represented 11 clinics and totaled approximately $102.0 million, including $8.6 million of real estate property, after taking into account the charges relating to clinics with which the Company intends to terminate its affiliation. These net assets consisted of current assets, property and equipment, intangible assets and other assets less liabilities which are expected to be assumed by purchasers. The Company intends to recover these amounts during the next 12 months as the asset sales occur; however, there can be no assurance that the Company will recover this entire amount. As of March 28, 2000, the Company had completed the disposition of five clinics and certain satellite operations of another clinic and received proceeds totaling approximately $12.6 million in cash and $10.4 million in notes receivable, in addition to certain liabilities being assumed by the purchasers.

         In the fourth quarter of 1999, the Company recorded a net pre-tax asset revaluation charge of approximately $5.2 million, which is comprised of a $9.3 million charge less recovery of certain asset revaluation charges recorded in the fourth quarter of 1998 and third quarter of 1999. This net charge was comprised of approximately $4.5 million related to assets held for sale, $300,000 related to assets previously held for sale and $400,000 related to asset impairments (see discussion below). This charge related to the revaluation of certain assets associated with one clinic, the completed sale of another clinic's operating assets and the exiting and centralization of certain IPA markets in Florida. The fourth quarter 1999 asset revaluation charge related to assets held for sale included current assets, property and equipment, other assets and intangible assets of $1.0 million, $2.8 million, $300,000 and $700,000, respectively. During the fourth quarter of 1999, the Company classified as held for sale two clinics that were included in the asset impairment charge taken in the third quarter of 1999 related to the impairment of long-lived assets of certain of its ongoing operating units. This determination was based upon correspondence received from the respective medical groups in the fourth quarter and the decline in the groups' stability and economic situation. The Company therefore determined to sell the clinic operating assets and terminate the agreements related to these clinics. As a result of calculating the net realizable values of the assets of these clinics, an additional net asset revaluation charge was taken with respect to one clinic of approximately $4.5 million, comprised of a $6.5 million charge less recovery of certain asset impairment charges recorded in the fourth quarter of 1998. The net assets held for sale for these two clinics at December 31, 1999 were approximately $17.4 million and consisted primarily of accounts receivable, inventory, property and equipment and intangible assets less certain current liabilities. The Company disposed of one of these clinics in the first quarter of 2000.

         In the third quarter of 1999, the Company determined that it was necessary to create more stability for the Company by identifying those clinics which the Company believed were less likely to sustain a relationship with the Company in this changed health care environment and selling the corresponding assets. The Company intends to maintain clinics that it believes can prosper in the changed health care environment. This decision to downsize is intended to allow the Company to focus on strengthening the remaining clinic operations and to position the Company to resume its growth. These steps will generate cash for the Company and result in a smaller company with clinics that are more stable, have the ability to grow and are committed to the mutual success of the physician groups and the Company. As part of the decision to downsize the number of clinic operations, the Company is taking significant steps to change its relationship with its clinics in order to strengthen these clinics and ensure their long-term viability. For additional discussion of the changes in these relationships, see "Overview" and "Liquidity and Capital Resources."

         In conjunction with its decision to downsize, the Company recorded a pre-tax asset revaluation charge in the third quarter of 1999 of approximately $390.3 million, consisting of $195.6 million related to assets held for sale, $2.2 million related to assets previously held for sale and $192.5 million related to asset impairments (see discussion below). The Company recorded $195.6 million of asset revaluation charges related to 17 clinics whose net assets the Company had classified as held for sale. The third quarter 1999 asset revaluation charge related to assets held for sale included current assets, property and equipment, other assets and intangible assets of $9.2 million, $19.8 million, $13.3 million and $153.3 million, respectively.

         Three of the 17 clinics represented all of the Company's remaining operations considered to be "group formation clinics." Group formation clinics represented the Company's attempt to create multi-specialty groups by combining the operations of several small physician groups or individual physician practices. The Company has not been able to successfully consolidate the operations of these clinics as a result of a variety of factors including lack of medical group governance or leadership, inability to agree on income distribution plans, separate information systems, redundant overhead structures and lack of group cohesiveness. The Company therefore determined to sell the clinic operating assets and terminate the agreements related to these clinics. The asset revaluation charge related to these clinics in the third quarter of 1999 was $13.8 million. The Company completed the sale of these clinics in the fourth quarter of 1999 and received proceeds totaling approximately $17.5 million in cash and $1.7 million in notes receivable, in addition to certain liabilities being assumed by the purchaser. Net revenue and pre-tax income (losses) from these group formation clinics were approximately $38.8 million and ($200,000), respectively, for the year ended December 31, 1999, $40.6 million and $1.4 million, respectively, for the year ended December 31, 1998 and $33.1 million and $900,000, respectively, for the year ended December 31, 1997.

         The remaining 14 clinics represent multi-specialty clinics that are being disposed because of a variety of negative operating and market issues, including those related to declining reimbursement for Medicare and commercial patient services, market position and clinic demographics, physician relations, physician turnover rates, declining physician incomes, physician productivity, operating results and ongoing viability of the existing medical group. Although these factors have been present individually from time to time in various affiliated clinics and could occur in future clinic operations, the combined effect of these factors at the clinics held for sale resulted in clinic operations that were difficult to effectively manage. Therefore, the Company determined in the third quarter of 1999 to sell the clinic operating assets and terminate the agreements related to these clinics. The asset revaluation charge related to these clinics in the third quarter of 1999 was $181.8 million. The Company completed the sale of five of these groups during the fourth quarter of 1999. Total consideration received from these terminations consisted of approximately $32.6 million in cash and $22.0 million in notes receivable, in addition to certain liabilities being assumed by the purchasers. Additional consideration of approximately $300,000 in cash was received in the first quarter of 2000. Included in these 14 clinics were the net assets of the clinics operating in Lexington, Kentucky and Sayre, Pennsylvania. In the second quarter of 1999, the Company disclosed that it did not expect to extend the interim management agreement with the Guthrie Clinic in Sayre, Pennsylvania, beyond November 1999 and discussed certain risks associated with the Lexington Clinic operation. In the third quarter of 1999, the Company reached agreements on the sales of these assets to the respective physician groups. The Company completed the sales of these assets in the fourth quarter and recorded a net asset impairment charge of approximately $300,000, comprised of a $2.2 million charge less recovery of certain asset impairment charges recorded in the third quarter of 1999. The net assets held for sale for the remaining clinics at December 31, 1999 were approximately $59.7 million and consisted primarily of accounts receivable, other receivables, property and equipment, other assets and intangible assets less certain current liabilities. Net revenue and pre-tax income (losses) from the five clinics sold in 1999 were approximately $132.8 million and ($2.3 million), respectively, for the year ended December 31, 1999, $176.8 million and $9.1 million, respectively, for the year ended December 31, 1998 and $169.3 million and $12.8 million, respectively, for the year ended December 31, 1997. The Company completed the sale of four of these groups and certain satellite operations of another group during the first quarter of 2000 and received consideration consisting of approximately $12.6 million in cash and $10.4 million in notes receivable, in addition to certain liabilities being assumed by the purchasers.

         In the second quarter of 1999, the Company recorded a pre-tax asset revaluation charge of $13.7 million related to the sale of one clinic's operating assets and pending sale of two clinics' operating assets and the termination of the related agreements with the affiliated physician groups. This asset revaluation charge included current assets, property and equipment, and intangible assets of $2.0 million, $1.5 million and $10.2 million, respectively. At June 30, 1999 the Company was also in negotiations relating to the sale of the assets of three additional clinics (including Holt-Krock which is discussed below). The factors impacting the decision to sell these assets and terminate the agreements with the affiliated physician groups is consistent with the factors described in the discussion of the third quarter of 1999 asset revaluation charge above. The Company completed the sale of one of these groups during the second quarter of 1999 and four of these groups during the third quarter of 1999. The remaining group was sold during the first quarter of 2000 and is included with the 14 clinics discussed above. With respect to the Holt-Krock sale, certain proceeds were being held in escrow pending resolution of certain disputed matters. These matters were resolved in the third quarter of 1999 and the Company recorded an additional asset revaluation charge of $2.2 million in the third quarter. Total consideration received from these terminations in 1999 consisted of approximately $45.5 million in cash and $3.3 million in notes receivable, in addition to certain liabilities being assumed by the purchasers. The net assets held for sale for the one remaining clinic at December 31, 1999 were approximately $16.3 million and consisted primarily of accounts receivable, other receivables, property and equipment and intangible assets less certain current liabilities. Net revenue and pre-tax income (losses) from the five clinics that were sold in 1999 were approximately $40.8 million and ($2.2 million), respectively, for the year ended December 31, 1999, $88.3 million and $600,000, respectively, for the year ended December 31, 1998 and $88.4 million and $5.1 million, respectively, for the year ended December 31, 1997.

         In the fourth quarter of 1998, the Company recorded a pre-tax asset revaluation charge of $110.4 million, of which $75.7 million related to assets to be sold and $34.7 million related to asset impairments (see discussion below). The fourth quarter 1998 asset revaluation charge related to assets held for sale included current assets, property and equipment, other assets and intangible assets of $2.4 million, $2.9 million, $1.4 million and $69.0 million, respectively. The fourth quarter charge included $26.0 million related to adjustments of the carrying value of the Company's assets at Holt-Krock and Burns Clinic Medical Center ("Burns") as a result of agreements to sell certain assets associated with these service agreements. The factors impacting the decision to sell these assets and terminate the agreements with the affiliated physician groups are consistent with those described in the discussion of the third quarter of 1999 asset revaluation charge above. The Company completed the sale of the Holt-Krock assets in the third quarter of 1999, as discussed above. The Company completed the sale of Burns assets in the second quarter of 1999 and received proceeds totaling approximately $6.4 million in cash in addition to certain liabilities being assumed by the purchaser. The net assets held for sale at December 31, 1998 were approximately $33.7 million and consisted primarily of accounts receivable, property and equipment, other assets and intangible assets less certain current liabilities. Net revenue and pre-tax income from Burns was approximately $8.3 million and $200,000, respectively, for the year ended December 31, 1999, $35.6 million and $2.3 million, respectively, for the year ended December 31, 1998 and $32.7 million and $2.5 million, respectively, for the year ended December 31, 1997.

         In addition, the fourth quarter 1998 charge provided for the write-off of $31.6 million of goodwill recorded in connection with the July 1998 MHG acquisition. MHG was an Atlanta-based IPA whose network at such time included approximately 400 primary care physicians and 1,800 specialists who provided care to approximately 57,000 managed care members under capitated contracts. In September 1998, PhyCor announced that the earnings of MHG were significantly below target because of higher than expected costs from MHG's managed care contracts. Subsequent to the closing of this acquisition, the claims received from its principal payor for costs arising before the acquisition revealed that MHG's costs significantly exceeded its revenues under the payor contract prior to the date of acquisition. PhyCor continued to fund the premium deficiency under this principal payor contract, which accounted for approximately 90% of MHG's revenues, while attempting to renegotiate payment terms with the payor to allow for this principal payor contract to be economically viable. A mutually beneficial agreement could not be reached and the payor contract was terminated by mutual agreement on April 30, 1999. PhyCor commenced closing its MHG operation effective April 30, 1999 and is attempting to recover its investment in MHG from the sellers of MHG, but there can be no assurance of a recovery. Net revenue and pre-tax income from MHG was approximately $18.1 million and zero, respectively, for the year ended December 31, 1999, compared to $30.4 million and $300,000, respectively, for the year ended December 31, 1998.

         Also included in the fourth quarter 1998 charge was $18.1 million related to one of the clinics included in the acquisition of FPC that was experiencing significant problems similar to those the Company had previously experienced with group formation clinics. PhyCor recorded the asset revaluation charge primarily to write down goodwill from the FPC acquisition to recognize the expected decline in future cash flows of the investment. The net assets held for sale for this FPC clinic at December 31, 1998 was approximately $3.0 million and consisted primarily of property and equipment. The Company completed the termination of its agreements with the FPC clinic in the second quarter of 1999. Net revenue and pre-tax income from this FPC clinic was approximately $5.2 million and $300,000, respectively, for the year ended December 31, 1999, compared to $9.5 million and $600,000, respectively, for the year ended December 31, 1998.

         In the third quarter of 1998, the Company recorded a net pre-tax asset revaluation charge of $92.5 million, which was comprised of a $103.3 million charge less the reversal of certain restructuring charges recorded in the first quarter of 1998. Of this charge, $75.9 million related to assets to be sold and $16.6 million related to asset impairments (see discussion below). The third quarter 1998 asset revaluation charge related to assets held for sale included current assets, property and equipment, other assets and intangible assets of $3.4 million, $3.6 million, $6.7 million and $62.2 million, respectively. This charge related to deteriorating negative operating trends for three group formation clinic operations which were included in the fourth quarter 1997 asset revaluation charge and the corresponding decision to dispose of those assets when the restructuring plan was unsuccessful. Additionally, this charge provided for the disposition of assets of two group formation clinics that were not included in the fourth quarter 1997 asset revaluation charge. The Company completed the termination of its agreements with three of these clinics in the third quarter of 1998, one clinic in the fourth quarter of 1998 and one clinic in the first quarter of 1999. The net assets held for sale for the one remaining clinic at December 31, 1998, were approximately $4.5 million and consisted primarily of accounts receivable and property and equipment. Total consideration received from these terminations consisted of approximately $11.3 million in cash and $10.4 million in notes receivable, in addition to certain liabilities being assumed by the purchasers. Net revenue and pre-tax income (losses) from these clinics was approximately $1.3 million and $200,000, respectively, for the year ended December 31, 1999, $52.7 million and ($3.7 million), respectively, for the year ended December 31, 1998 and $83.9 million and ($1.9 million), respectively, for the year ended December 31, 1997.

         In the fourth quarter of 1997, the Company recorded a pre-tax asset revaluation charge of approximately $83.4 million, consisting of $29.2 million related to assets to be sold and $54.2 million related to asset impairments (see discussion below). The fourth quarter 1997 asset revaluation charge related to assets held for sale included current assets, property and equipment, other assets and intangible assets of $5.8 million, $2.9 million, $4.5 million and $16.0 million, respectively, related to three clinics. The factors impacting the decision to sell these assets and terminate the agreements with the affiliated physician groups are consistent with the factors described in the discussion of the third quarter of 1999 asset revaluation charge above. The Company determined in the fourth quarter of 1997 that its position in each of these markets was untenable under current circumstances as the cash flow, although positive, did not provide sufficient return to the Company. Therefore, the Company determined to sell the clinic operating assets and terminate the agreements related to these clinics. The Company completed the termination of its agreements with one of these clinics in the first quarter of 1998, one clinic in the second quarter of 1998 and one clinic in the third quarter of 1998. Total consideration received from these terminations consisted of approximately $4.7 million in cash, in addition to certain liabilities being assumed by the purchasers. For the year ended December 31, 1998, net revenues and pre-tax losses from these clinics was $7.4 million and $300,000, respectively, compared to $25.5 million and $1.0 million, respectively, for the year ended December 31, 1997.

         In summary, net revenue and pre-tax income (losses) from operations disposed of as of December 31, 1999 were $249.4 million and ($6.2 million), respectively, for the year ended December 31, 1999, $448.2 million and $9.7 million, respectively, for the year ended December 31, 1998 and $435.1 million and $18.5 million, respectively, for the year ended December 31, 1997. Net revenue and pre-tax income from the remaining operations held for sale at December 31, 1999 were $257.3 million and $5.7 million, respectively, for the year ended December 31, 1999, $240.6 million and $9.7 million, respectively, for the year ended December 31, 1998 and $203.3 million and $10.8 million, respectively, for the year ended December 31, 1997.

         There can be no assurance that in the future a similar combination of negative characteristics will not develop at clinics affiliated with the Company and result in the termination of service agreements or that in the future additional clinics will not terminate relationships with the Company in a manner that may adversely affect the Company.

Asset Impairments

         As previously discussed in "Asset Revaluation and Clinic Restructuring
- Assets Held for Sale," rapid changes in the health care industry have significantly affected physicians and other health care providers. Factors such as unexpected physician departures, declining Medicare and commercial reimbursement, changing market conditions, demographics, group governance and leadership, and continued increasing pressure on operating costs have contributed to stagnant and, in some cases, expected declines in physician incomes and operating results of these clinic operations. It has taken significant time for physicians and other health care providers to fully understand and accept the sustaining impact of changes in reimbursement. The Company and its physicians have continued to attempt to react to this development by devising and implementing plans to reduce overhead, increase patient volume, increase physician productivity and change payor mixes. In some clinics, physicians have been slow to engage in necessary changes because of medical group culture or other market factors, therefore making these strategies only marginally successful or in some cases not successful.

         In the fourth quarter of 1999, the Company recorded approximately $400,000 of asset revaluation charges related to the impairment of certain long-lived assets in three IPA markets in Florida. The Company determined to exit certain markets in the state of Florida and centralize the remaining operations as a result of a variety of factors, including mounting deficits and strained relations with payors. Accordingly, the Company recorded a charge in the fourth quarter of 1999 primarily to reduce to net realizable value its investments in software licenses associated with three markets.

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

         In the third quarter of 1999, the Company recorded approximately $192.5 million of asset revaluation charges related to the impairment of long-lived assets of certain of its ongoing operating units. Approximately $172.5 million of these charges relate to certain clinic operations with the remainder relating to the operations of PhyCor Management Corporation ("PMC"), an IPA management company acquired in the first quarter of 1998. The Company determined to exit the most significant market in which PMC operates as a result of a variety of factors, including the loss of relationships with physicians in that market in the current quarter. In addition, of the remaining markets in which PMC operates, one was closed in the fourth quarter of 1999 and the others are not expected to generate significant cash flow as certain operations in these markets were closed in the fourth quarter of 1999 or are expected to be closed during 2000. These events are expected to impair the estimated future cash flows from the PMC acquisition and resulted in an asset impairment charge of approximately $20.0 million. In the fourth quarter of 1999, the Company classified as held for sale two clinics included in the third quarter 1999 asset impairment charge (see discussion above).

         In the fourth quarter of 1998, the Company recorded $34.7 million of asset revaluation charges related to the impairment of long-lived assets of one of its ongoing clinic operations. The Company had invested significantly in the operation of the Lexington Clinic to support the growth and expansion of the clinic and its affiliated health maintenance organization ("HMO"). Lexington Clinic's financial performance has been negatively impacted by the combination of poor financial performance at a number of satellite locations, a challenging and extended information system conversion, a potential loss arising from a dispute with one of the HMO's payors and the repayment of funds used to finance the Lexington Clinic's and the HMO's growth. In light of the existing circumstances, realization of certain of the Company's assets related to the Lexington Clinic was unlikely. Accordingly, the Company recorded a charge in the fourth quarter of 1998 to reduce to net realizable value its investments in numerous satellite operations and to provide a reserve for amounts owed by the Lexington Clinic to the Company. This charge included current assets, property and equipment, other assets and intangible assets of $1.3 million, $800,000, $25.6 million and $7.0 million, respectively. The clinic was subsequently disposed of in the fourth quarter of 1999.

         In the third quarter of 1998, the Company recorded approximately $16.6 million of asset revaluation charges related to the impairment of long-lived assets of one of its ongoing group formation clinic operations. See below for additional discussion of group formation clinics. Although this clinic exhibited the characteristics of high risk new group formation clinics as discussed below, the Company did not intend to dispose of this clinic. The Company implemented plans to try to maintain the operations of the clinic, however, all intangible assets were written off based on the Company's experience with new group formations and the belief that the clinic may have to be liquidated. Fair value for the long-lived assets was determined primarily by utilizing the results of a cash flow analysis and an expectation of recoveries in asset dispositions. The clinic was subsequently disposed of in the fourth quarter of 1999.

         In the fourth quarter of 1997, the Company recorded pre-tax asset revaluation charges totaling approximately $54.2 million related to impairment of assets at certain clinic operations. These charges were in response to issues which arose at four multi-specialty clinics that the Company considered to be "group formation clinics" and included current assets, property and equipment, other assets and intangible assets of approximately $500,000, $2.1 million, $800,000 and $50.8 million, respectively. Group formation clinics represented the Company's attempt to create multi-specialty groups by combining the operations of several small physician groups or individual physician practices. These clinics were considered to have an impairment of certain assets due to certain groups of physicians within the clinic terminating their relationship with the medical group affiliated with the Company, thereby affecting future cash flows. The amount of impairment was determined at the lowest level of identifiable cash flows, which was at the level of individual groups or physicians which were put together to form the group formation clinic. To the extent that cash flows did not support the level of intangibles or other assets, the Company wrote down the assets and related intangibles associated with those operations. During the third quarter of 1998, the Company decided to dispose of the clinics because the restructuring plans were unsuccessful.

Restructuring Charges

         In the fourth quarter of 1999, the Company adopted and implemented restructuring plans and recorded pre-tax restructuring charges totaling approximately $8.5 million. This charge primarily relates to IPA operations where management adopted plans in the fourth quarter of 1999 to cease operations and exit the related markets. Of these IPA charges, approximately $8.1 million related to certain Florida markets and were comprised of approximately $400,000 in facility and lease termination costs, $100,000 in severance costs and $7.6 million in other exit costs. Due to mounting deficits and strained relations with payors in several Florida IPA markets, the Company adopted and implemented restructuring plans in the fourth quarter of 1999 to terminate the agreements with these payors and exit the related markets and centralize the remaining Florida IPA operations. In conjunction with terminating the payor relationships, the Company agreed to pay final settlements of approximately $7.4 million to obtain full release from future claims. Approximately $5.8 million of final settlements were paid in the fourth quarter. These restructuring plans included the involuntary termination of 21 local management and business office personnel and such terminations are expected to be completed over the next six months. During 1999, the Company paid approximately $100,000 in severance costs and $5.9 million in exit costs related to the fourth quarter 1999 Florida IPA charge.

         In 1999, the Company adopted and implemented restructuring plans and recorded net pre-tax restructuring charges totaling approximately $21.8 million with respect to operations that were being sold or shut down, of which approximately $9.5 million was recorded in the first quarter, $675,000 was recorded in the second quarter, a net $3.1 million was recorded in the third quarter and $8.5 million was recorded in the fourth quarter. The net third quarter charge of $3.1 million was comprised of a $4.2 million charge less recovery of certain asset revaluation charges recorded in the third quarter of 1998 due to sales proceeds exceeding carrying value. These net charges were comprised of approximately $4.4 million in facility and lease termination costs, $5.1 million in severance costs and $12.3 million in other exit costs. These restructuring plans included the involuntary termination of 382 local clinic and IPA management and business office personnel and such terminations are expected to be completed over the next six months. During 1999, the Company paid approximately $1.4 million in facility and lease termination costs, $3.1 million in severance costs and $10.6 million in other exit costs related to the 1999 charge.

         In 1998, the Company adopted and implemented restructuring plans and recorded pre-tax restructuring charges in the first quarter totaling $22.0 million with respect to clinics that were being sold or restructured whose asset revaluation charges were recorded in the fourth quarter of 1997. These charges were comprised of approximately $15.3 million in facility and lease termination costs, $4.6 million in severance costs and $2.1 million in other exit costs. These restructuring plans included the involuntary termination of 344 local clinic management and business office personnel. During 1999, the Company paid approximately $400,000 in facility and lease termination costs, $1.8 million in severance costs and $1.7 million in other exit costs related to the first quarter 1998 charge. During 1998, the Company paid approximately $3.0 million in facility and lease termination costs, $2.7 million in severance costs and $1.4 million in other exit costs related to the first quarter 1998 charge. At December 31, 1998, accrued restructuring reserves for clinics to be disposed of and exit costs for disposed clinic operations totaled approximately $4.1 million, which included approximately $700,000 in facility and lease termination costs,

$1.7 million in severance costs and $1.7 million in other exit costs. Restructuring charges recorded in the first quarter of 1998 related to facility and lease termination costs of approximately $10.8 million were reversed in the third quarter of 1998 as a result of the Company's decision to dispose of the assets of two clinics when the restructuring plans were unsuccessful.

         In summary, during 1999 the Company paid approximately $1.8 million in facility and lease termination costs, $4.9 million in severance costs and $12.3 million in other exit costs related to 1998 and 1999 charges. At December 31, 1999, the accrued restructuring reserves for clinics to be disposed of and exit costs for disposed clinic operations totaled approximately $8.0 million, which included $2.6 million in facility and lease termination costs, $2.4 million in severance costs and $3.0 million in other exit costs. The Company estimates that approximately $7.3 million of the remaining liabilities at December 31,1999 will be paid out during the next 12 months. The remaining $700,000 primarily relates to long term lease commitments.

         The Company currently anticipates recording restructuring charges in the first quarter of 2000 primarily related to one clinic associated with the third quarter 1999 asset revaluation charge as the assets of the clinic are sold and the related service agreement is terminated.

         There can be no assurance that in the future a similar combination of negative characteristics will not develop at clinics affiliated with the Company and result in the termination of service agreements or that in the future additional clinics will not terminate their relationships with the Company in a manner that may materially adversely affect the Company.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1999, the Company had $189.1 million in working capital, compared to $187.9 million as of December 31, 1998. Also, the Company generated $115.4 million of cash flow from operations in 1999 compared to $161.2 million in 1998. At December 31, 1999, net accounts receivable of $230.5 million amounted to 55 days of net clinic revenue compared to $378.7 million and 64 days at the end of 1998.

         In conjunction with our securities repurchase program, the Company repurchased approximately 2.6 million shares of common stock for approximately $12.6 million in 1998 and approximately 2.9 million shares of common stock for approximately $13.5 million in 1999. During the third quarter of 1999, the Company repurchased $3.5 million of its convertible subordinated debentures for a total consideration of approximately $2.5 million, resulting in an extraordinary gain of approximately $1.0 million. The Company's amended bank credit facility prohibits additional securities repurchases.

         During the second quarter of 1999, the Company announced a definitive agreement allowing for a strategic investment in the Company of up to $200.0 million by funds managed by E.M. Warburg, Pincus and Co., LLC ("Warburg, Pincus"). The agreement allows for the issuance of two separate series of zero coupon convertible subordinated notes, each resulting in gross proceeds to PhyCor of $100 million. The first of these series ("Series A Notes") was issued on September 3, 1999. Both series of notes are non-voting, have a 6.75% yield, and are convertible at an initial conversion price of $6.67 at the option of the holder into approximately 15.0 million shares of PhyCor common stock . Each series of notes will accrete to a maturity value of approximately $266.4 million at the 15-year maturity date and includes an investor option to put the notes to PhyCor at the end of ten years. The Company used the net proceeds of $92.5 million from the Series A Notes to repay indebtedness outstanding under the Company's credit facility. Issuance of the second series of notes ("Series B Notes") under the current terms is dependent upon market conditions and shareholder approval. There is no assurance that the Series B Notes will be issued or any other investment in the Company by Warburg, Pincus will be made.

         In 1999, approximately $22,000 of convertible subordinated notes issued in connection with physician group asset acquisitions were converted into common stock. These conversions, the issuance of common stock and option exercises, combined with repurchases of common stock and net losses for the year, resulted in a decrease in shareholders' equity of $460.9 million at December 31, 1999 compared to December 31, 1998.

         Capital expenditures during 1999 totaled $51.7 million. The Company is responsible for capital expenditures at its affiliated clinics under the terms of its existing service agreements. The Company expects to make approximately $37 million in capital expenditures during 2000.

         In June 1995, the Company purchased a minority interest of approximately 9% in PMC and managed PMC pursuant to a ten year administrative services agreement. PMC developed and managed IPAs and provided other services to physician organizations. PhyCor acquired the remaining interests of PMC on March 31, 1998 for approximately 956,300 shares of the Company's common stock and integrated PMC's operations into NAMM. In 1999, the Company recorded approximately $20.0 million of asset revaluation charges related to the impairment of certain long-lived assets of PMC. For additional discussion, see "Asset Revaluation and Clinic Restructuring - Asset Impairments."

         Effective January 1, 1995, the Company completed its acquisition of NAMM. The Company paid $20.0 million at closing and made additional payments pursuant to an earn-out formula during 1996 and 1997, totaling $35.0 million. A payment of $35.0 million was made in April 1998, of which $13.0 million was paid in shares of the Company's common stock. Additional payments of approximately $600,000 were made in 1999.

         Deferred acquisition payments are payable to certain physician groups in the event such physician groups attain predetermined financial targets during established periods of time following the acquisitions. If each group satisfied its applicable financial targets for the periods covered, the Company would be required to pay an aggregate of approximately $30.5 million of additional consideration over the next four years, of which a maximum of $17.0 million would be payable during 2000.

         During 1998 and 1999, the Company sold clinic operating assets and terminated the related service agreements with a number of clinics affiliated with the Company. For additional discussion related to these clinics and the asset revaluation and restructuring charges associated with these clinics, see "Asset Revaluation and Clinic Restructuring - Assets Held for Sale" and "Asset Revaluation and Clinic Restructuring - Restructuring Charges". For the year ended December 31, 1999, the Company received consideration which consisted of approximately $103.1 million in cash and $31.9 million in notes receivable, in addition to certain liabilities being assumed by the purchasers, related to the sale of clinic assets. The amounts received upon disposition of the assets approximated the post-charge net carrying value, with the exception of Holt-Krock Clinic, for which an additional charge of $2.2 million was recorded in the third quarter of 1999, a clinic for which an additional net charge of $300,000 was recorded in the fourth quarter of 1999, and another clinic whose sales proceeds exceeded carrying value and resulted in the recovery of $1.1 million against the third quarter 1999 restructuring charge. The Company also intends to seek recovery of certain of its remaining assets through litigation against several physicians formerly affiliated with Holt-Krock who did not join Sparks Regional Medical Center. For the year ended December 31, 1998, the Company received consideration which consisted of approximately $16.1 million in cash and $5.6 million in notes receivable, in addition to certain liabilities being assumed by the purchasers, related to the sale of clinic assets. During 1999 and 1998, the Company received payments on notes receivable of approximately $3.9 million and $70,000, respectively.

         As of March 28, 2000, the Company had received consideration which consisted of approximately $12.6 million in cash and $10.4 million in notes receivable, in addition to certain liabilities being assumed by the purchasers, related to the sale of clinic assets and expects to record an asset impairment charge in the first quarter of 2000 related to such sales. As of February 29, 2000, the Company had received payments on notes receivable of approximately $1.8 million for the year.

         During 1998 and 1999, the Company has recorded restructuring charges related to operations that are being sold, restructured or closed. These charges primarily relate to facility and lease termination costs, severance costs, and other exit costs incurred or expected to be incurred when these assets are sold, restructured, or closed. For additional discussion, see "Asset Revaluation and Clinic Restructuring -- Restructuring Charges." During 1999, the Company paid approximately $1.8 million in facility and lease termination costs, $4.9 million in severance costs and $12.3 million in other exit costs. During 1998, the Company paid approximately $3.0 million in facility and lease termination costs, $2.7 million in severance costs and $1.4 million in other exit costs. The Company estimates that approximately $7.3 million of the remaining liabilities at December 31, 1999 will be paid out during the next twelve months.

         The Company also recorded a pre-tax charge to earnings of approximately $14.2 million in the first quarter of 1998 relating to its terminated merger with MedPartners, Inc. This charge represents PhyCor's share of investment banking, legal, travel, accounting and other expenses incurred during the merger process.

         During 1999, the Company favorably resolved its outstanding Internal Revenue Service ("IRS") examinations for the years 1988 through 1995. The IRS had proposed adjustments relating to the timing of recognition for tax purposes of certain revenue and deductions related to accounts receivable, the Company's relationship with affiliated physician groups, and various other timing differences. The tax years 1988 through 1995 have been closed with respect to all issues without a material financial impact. The Company is currently under examination by the IRS for the years 1996 through 1998. Additionally, two subsidiaries are currently under examination for the 1995 and 1996 tax years. The Company acquired the stock of these subsidiaries during 1996. For the years under audit, and potentially, for subsequent years, any such adjustments could result in material cash payments by the Company. Any successful adjustment by the IRS would cause an interest expense to be incurred. PhyCor does not believe the resolution of these matters will have a material adverse effect on its financial condition, although there can be no assurance as to the outcome of these matters. In August 1999, the Company received a $13.7 million tax refund as a result of applying the 1998 loss carryback to recover taxes paid in 1996 and 1997. The Company has approximately $297.0 million in net operating loss carryforwards; accordingly, the Company does not expect to pay current federal income taxes for the foreseeable future.

         The Company has three stock option plans and two stock purchase plans. Compensation expense calculated in determining pro forma earnings per share in accordance with FAS 123, Earnings per Share, increased diluted loss per share $0.18 and $0.27 in 1999 and 1998, respectively, and decreased diluted earnings per share $0.27 in 1997. Pro forma diluted earnings per share will likely continue to be significantly below diluted earnings per share because the Company plans to continue to grant stock options in future periods.

         In August 1998, the Company adopted a stock option exchange program available to all option holders, excluding the Company's executive officers and its board of directors. Such holders were given the opportunity to exchange options granted after October 1994 for new options with renewed four-year vesting schedules representing fewer shares at an exercise price of $7.91 per share. Options to purchase an aggregate of 3,964,000 shares were issued as a result of the exchange of previously issued options to purchase 8,575,000 shares, which constituted 91% of the options eligible for exchange.

         Bank Agreements

         The Company modified its bank credit and synthetic lease facilities in March and September 1999 and January 2000. The Company's bank credit facility, as amended, provides for an initial $355.0 million revolving line of credit. Net cash proceeds from asset sales are required to be prepaid against outstanding borrowings under the facility. The commitment is reduced by 50% of net cash proceeds from asset sales up to $30.0 million and 100% of any additional such proceeds. Irrespective of asset sales, the commitment reduces to $330.0 million on September 30, 2000 and quarterly thereafter to $200.0 million on June 30, 2002. The facility terminates on September 30, 2002. The credit facility may be used by the Company for acquisitions, working capital, capital expenditures and general corporate purposes. The total drawn cost under the credit facility at December 31, 1999 was either (i) the applicable eurodollar rate plus 1.75% per annum or (ii) the agent's base rate plus .40% per annum. The total weighted average drawn cost of outstanding borrowings at December 31, 1999 was 7.03%. Effective in January 2000, total drawn cost is now either (i) the applicable eurodollar rate plus 1.50% to 3.00% per annum or (ii) the agent's base rate plus
 .325% to .50% per annum. The amended bank credit facility includes a $60 million sub-limit for letters of credit that may be issued by the Company.

         The Company's synthetic lease facility, as amended, provides off balance sheet financing with an option to purchase the leased facilities at the end of the lease term. The total drawn cost under the synthetic lease facility at December 31, 1999 was 1.75% above the applicable eurodollar rate. At December 31, 1999, an aggregate of $25.7 million was drawn under the synthetic lease facility. After the January 2000 amendment, the synthetic lease facility is now $26 million with a total drawn cost of 1.50% to 3.00% above the applicable eurodollar rate. The remaining $0.3 million available under the synthetic lease facility was drawn in January 2000.

         Outstanding borrowings under the bank credit facility and synthetic lease facility are secured by the capital stock the Company holds in certain of its subsidiaries and certain real and personal property of the Company. Both facilities contain covenants which, among other things, require the Company to maintain minimum financial ratios and impose limitations or prohibitions on the Company with respect to (i) the incurring of certain indebtedness, (ii) the creation of security interests on the assets of the Company, (iii) the payment of cash dividends on, and the redemption or repurchase of, securities of the Company, (iv) investments and (v) acquisitions.

         In 1997, the Company entered into an interest rate swap agreement to reduce the exposure to fluctuating interest rates with respect to $100 million of its bank credit facility. During 1998, the Company amended the previous interest rate swap agreement and entered into additional swap agreements. At December 31, 1999, notional amounts under interest rate swap agreements totaled $225.6 million. Fixed interest rates range from 5.14% to 5.78% relative to the one month or three month floating LIBOR. An additional $0.4 million was fixed at 5.28% during January 2000. The swap agreements mature at various dates from July 2003 to April 2005. The lender may elect to terminate the agreement covering $100 million beginning September 2000, and another $100 million beginning October 2000. The FASB has issued Statement of Financial Accounting Standards
(SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which the Company will be required to adopt in the first quarter of 2001. Adoption of SFAS No. 133 will require the Company to mark certain of its interest rate swap agreements to market due to lender optionality features included in those swap agreements. Had the Company adopted SFAS No. 133 as of December 31, 1999, the Company estimates it would have recorded pre-tax non-cash earnings of $2.6 million. The Company has historically not engaged in trading activities in its interest rate swap agreements and does not intend to do so in the future.

         Market Risks Associated with Financial Instruments

         The Company's interest expense is sensitive to changes in the general level of interest rates. To mitigate the impact of fluctuations in interest rates, the Company generally maintains a portion of its debt as fixed rate in nature either by borrowing on a long-term basis or entering into interest rate swap transactions. The interest rate swap agreements are contracts to periodically exchange fixed and floating interest rate payments over the life of the agreements. The floating-rate payments are based on LIBOR and fixed-rate payments are dependent upon market levels at the time the swap agreement was consummated. The interest rate swap agreements do not constitute positions independent of the underlying exposures. The Company does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage features. Certain swap agreements allow the counterparty the option to terminate at the end of the initial term. The Company is exposed to credit losses in the event of nonperformance by the counterparties to its financial instruments. The counterparties are creditworthy financial institutions, and the Company anticipates that the counterparties will be able to fully satisfy their obligations under the contracts. For the years ended December 31, 1999 and 1998, the Company received a weighted average rate of 5.30% and 5.52% and paid a weighted average rate on its interest rate swap agreements of 5.45% and 5.68% respectively.

         The table below presents information about the Company's market-sensitive financial instruments, including long-term debt and interest rate swaps as of December 31, 1999. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swap agreements, the table presents notional amounts by expected maturity date (assuming the options to cancel are exercised) and weighted average interest rates based on rates in effect at December 31, 1999. The fair values of long-term debt and interest rate swaps were determined based on quoted market prices at December 1999 for the same or similar debt issues.

                                                                                                                         FAIR
EXPECTED MATURITY DATE               2000           2001         2002      2003     2004     THEREAFTER       TOTAL      VALUE
                                 -----------       -----       -------    -------   -----      -------       -------    -------
                                                                           (IN THOUSANDS)
Long-term debt:
    Fixed rate                   $     9,233       4,294         2,543    198,152   1,095      268,671       483,988    224,787
    Average interest rate(1)            9.36%       8.60%         7.34%      4.52%   6.89%        6.76%         5.91%
    Variable rate                      2,250       1,250       241,000         --      --           --       244,500    244,285
    Average interest rate(1)            6.22%       5.59%         7.03%        --      --           --          6.99%
Interest rate swaps:
    Pay variable/ receive            200,000          --            --         --      --       26,000       226,000      2,586
        fixed notional amounts
    Average pay rate                    5.46%         --            --         --      --         5.27%         5.44%
    Average receive rate                5.82%         --            --         --      --         5.82%         5.82%

(1) Average interest rates exclude deferred loan costs and debt offering costs.

         Summary

         During the third quarter of 1999, the Company concluded that it would begin taking significant steps to change the relationships with the clinics by offering to restructure the current service agreements in order to better align incentives and strengthen these groups. The Company believes that these service agreement amendments should be completed by the end of 2000. The ultimate impact of the changes to the service agreements on pre-tax earnings and cash flow is expected to be determined during 2000, and any such changes may substantially reduce the earnings of the Company in 2000 and beyond. There can be no assurance that the Company can effect these changes in the manner or time in which it currently anticipates.

         At February 29, 2000, the Company had cash and cash equivalents of approximately $72.2 million and at March 28, 2000, approximately $69.6 million available under its current bank credit facility. The Company believes that the combination of funds available under the Company's bank credit facility and synthetic lease facility, together with cash reserves, cash flow from other operations and proceeds from asset dispositions, should be sufficient to meet the Company's current planned acquisition, expansion, capital expenditure and working capital needs through 2000. The disposition of assets is expected to generate short-term liquidity, but these dispositions might negatively effect the Company's financial ratios. In such event, the Company may be unable to comply with the minimum ratios contained in the bank credit facility and the Company's long-term liquidity would be negatively impacted. Availability under the bank credit facility is reduced by net cash proceeds from asset sales. Irrespective of asset sales, the commitment reduces to $330.0 million on September 30, 2000 and quarterly thereafter to $200.0 million on June 30, 2002. There can be no assurance that the Company will be able to meet the financial obligations contained in the bank credit facility. Such failure would have a negative effect on the Company.

         In order to provide the funds necessary for the continued pursuit of the Company's long-term strategy, the Company may continue to incur, from time to time, additional short-term and long-term indebtedness and to issue equity and debt securities, the availability and terms of which will depend upon market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company. The Company's current stock price and growth expectations could negatively impact its ability to issue equity and other debt securities which could increase the Company's dependence on its bank credit facility as a source of capital. There can be no assurance that in the future a similar combination of negative characteristics discussed above will not develop at a clinic affiliated with the Company and result in the termination of the service agreement, or that in the future additional clinics will not terminate their relationships with the Company in a manner that may materially adversely affect the Company and its liquidity. The outcome of certain pending legal proceedings described in Part I, Item 3 hereof may have an impact on the Company's liquidity and capital resources.

YEAR 2000

         The Following Material is Designated as Year 2000 Readiness Disclosure for Purposes of the Year 2000 Information and Readiness Disclosure Act.

         Our operations and those of the medical groups which we manage have not experienced material problems with date sensitive information relating to periods subsequent to December 31, 1999. The Company does not anticipate material problems from Year 2000 issues in the future; however, there can be no assurance that such problems will not occur, particularly at certain key dates such as the end of quarters or the end of the fiscal year. The Company estimates that it spent approximately $29.0 million on the development and implementation of its Year 2000 compliance plan. The Company will continue to monitor compliance with Year 2000 issues and remediate any issues that arise throughout Year 2000 and will incur certain additional expenses associated with the monitoring and remediation program. The Company does not anticipate incurring significant additional expenses related to Year 2000 compliance, but there can be no assurance that additional spending will not be necessary.

RISK FACTORS

         Our disclosure and analysis in this report contain some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. These statements do not relate solely to historical or current facts and can be identified by the use of words such as "may," "believe," "will," "expect," "project," "estimate," "anticipate," "plan" or "continue." From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.

         Any of our forward-looking statements in this report and in any other public statements we make may turn out to be incorrect. These statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion - for example, the impact to earnings and the possibility of additional charges to earnings resulting from additional terminations of clinic affiliations or restructuring our relationships with our clinics and IPAs and their payors, PhyCor's ability to operate clinics, IPAs and other physician organizations profitably, competition in the health care industry, regulatory developments and changes, the nature of capitated fee arrangements and other methods of payment for medical services, the risk of professional liability claims, PhyCor's dependence on the revenue generated by its affiliated clinics and the outcome of pending litigation will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

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

CLINIC RELATIONSHIPS MAY BE TERMINATED RESULTING IN ADDITIONAL CHARGES TO EARNINGS.

         Because of a variety of circumstances, we have terminated or renegotiated the service agreements with a number of our clinics and recorded significant asset revaluation charges in 1999. Currently, we are in discussions with certain additional groups regarding the termination of their service agreements with the Company's subsidiaries. Additionally, several groups have filed lawsuits seeking to terminate their relationships with the Company. There can be no assurance as to the outcome of any of these discussions or the ongoing litigation. Depending on the outcomes, we may incur additional charges to earnings to provide for restructuring costs and for revaluing assets to reflect lower expected future cash flows from operations or the disposition of the related assets. Such charges may have a material adverse effect on our financial condition and results of operations.

         Certain negative characteristics have contributed to instability at some of our affiliated clinics, including the clinic's market position and demographics, physician relations, departure rates, declining physician incomes, physician productivity, operating results and ongoing viability of the existing medical group. These factors have been caused or may be exacerbated by weak economic conditions in some markets, declining government and managed care payments, poor financial performance and other factors, many of which are outside of our control. There can be no assurance that these negative influences will not contribute to additional restructurings or terminations of relationships with some of our affiliated physician groups. As a result, we could incur additional asset revaluation charges that may have a material adverse effect on our financial condition and results of operations.

RESTRUCTURING OF EXISTING SERVICE AGREEMENTS MAY NOT BE SUCCESSFUL AND MAY ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL RESULTS.

         We are currently in discussions with many of our existing affiliated physician groups to restructure their service agreements. These discussions vary by clinic, but generally consist of a reduction in the service fee paid by the physician groups and may include lower ongoing capital commitments or lower capital costs for PhyCor and the purchase of the certain assets by the physician groups. These discussions are ongoing, and accordingly, there can be no assurance that we will successfully restructure any service agreement. We anticipate that pre-tax earnings will be reduced as a result of any restructurings, although our cash flow may improve in the near term from the sale of assets, if any. There can be no assurance that the effect of such restructurings will not have a material adverse effect on the Company's financial condition and operating results.

WE ARE DEPENDENT ON OUR AFFILIATED PHYSICIANS.

         A significant majority of our revenue is derived from the service or management agreements with our affiliated physician organizations. If additional agreements are terminated, or declared unenforceable, our revenues would be materially adversely affected because of lost revenues and funds advanced to the clinics. Additionally, physicians in certain clinics have challenged the enforceability of the service agreements and the non-competition provisions contained in their clinic employment agreements. If these related agreements were declared unenforceable, our revenues from the affected clinics could be materially adversely affected and accordingly, the Company's business and financial results could be materially adversely affected.

ADDITIONAL CAPITAL MAY NOT BE AVAILABLE IF WE NEED IT.

         At present, we do not anticipate that our new affiliation plans will require substantial capital resources. Clinic operations, however, require recurring capital expenditures for renovation, expansion, and the purchase of costly medical equipment and technology. We will need capital to develop new IPAs and to expand and manage existing IPAs. It is possible that our capital needs in the next several years will exceed the capital generated from our operations. We may need to seek additional sources of financing which may not be available or may not be available on terms satisfactory to the Company. For example, financial institutions have demonstrated great reluctance in the last fiscal year to extend financing to companies in the health care service industry. Such reluctance could negatively impact the Company's operations if additional sources of capital were unavailable when needed. Furthermore, our existing bank credit facility requires quarterly reductions in the outstanding amount drawn under the bank credit facility to $200.0 million on June 30, 2002. There can be no assurance we will be able to satisfy our existing repayment obligations. Failure to satisfy these obligations would have a material adverse effect on the Company and its financial conditions and results of operations.

THE COMPANY'S GROWTH STRATEGY MAY NOT BE SUCCESSFUL.

         Our growth is primarily dependent on our ability to (1) sustain or increase the profitability of our existing clinics, (2) develop new management affiliations with the physician networks of health systems and independent physician groups and (3) develop and manage IPAs. We are currently renegotiating most of our existing service agreements. Such restructuring, if implemented, is anticipated to reduce pre-tax earnings, but thereafter the Company hopes to be able to grow the operation of the existing clinics. There can be no assurance that we will be able to improve operations at the existing clinics.

         We try to affiliate with health systems and independent physician groups. It is a lengthy and complex process to negotiate successfully the affiliation with a health system or physician group. Further, clinic and physician network operations require intensive management in a changing marketplace subject to constant pressure to control costs. Our management affiliations are a new venture for the Company. There can be no assurance that the existing affiliations will be successful or that additional affiliations will develop.

         Our success in managing and developing IPAs is dependent on our ability to (1) form networks of physicians, (2) obtain favorable capitated and non-capitated payor contracts and (3) manage and control costs. Many of the physicians in PhyCor-managed IPAs did not enter into exclusive arrangements. Therefore, they could join competing networks or terminate their relationships with the IPAs. There can be no assurance that the Company will be able to establish new physician networks or maintain our physician networks in the future.

THE COMPANY'S NEW AFFILIATION MODEL MAY NOT BE PROFITABLE.

         We are currently seeking affiliations with the physician networks of health systems and independent physician groups, including single specialty groups. Pursuant to these arrangements we will provide management services to the physician groups for a fee but will not acquire the assets or employ the personnel of the physician groups except for certain key employees, and will not have any ongoing obligation to provide capital to the groups. To date the Company has only entered two affiliations based on this model and there can be no assurance that these affiliations will be successful or that additional affiliations will develop.

OUR STOCK PRICE HAS DECLINED AND MAY CONTINUE TO DECLINE.

         Our common stock is traded on the Nasdaq Stock Market. The market price of our stock has declined significantly in the past year. Developments that could cause the market price of the stock to be volatile include quarterly operating results below analysts' expectations, additional service agreement terminations, negative outcomes in our ongoing litigation, lack of access to financing sources, failure to meet financial covenants contained in the bank credit facility, changes in the health care service and medical network management industries and changes in general conditions in the economy or financial markets. There can be no assurance that our stock price will maintain its current levels or improve.

INDUSTRY COMPETITION MAY INCREASE.

         Managing physician organizations is a competitive business. We compete with many businesses to manage medical clinics, employ physicians and provide services to IPAs. These competitors include:

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

FIXED FEE PATIENT ARRANGEMENTS MAY NOT BE PROFITABLE.

         Many of the PhyCor-managed IPA contracts with third party payors are based on fixed or capitated fee arrangements. Under these capitated arrangements, health care providers receive a fixed fee per person covered under the payor plan per month and bear the risk, subject to certain loss limits, that the total costs of providing medical services to the insured persons will exceed the fixed fee. Because capitated payments are made on a "per member" basis, the total payments paid to the IPA can vary from month to month as patients move into or out of payor plans. The IPAs' management fees are based, in part, upon a share of the remaining portion, if any, of the fixed fees. Some agreements with payors also contain "shared risk" provisions under which we and the IPA can share additional compensation, or can share in losses, based on the utilization of services. Any such losses could have a material adverse effect on our business.

         The health care providers' ability to efficiently manage the patient's use of medical services and the costs of such services determine the profitability of the capitated fee arrangement. The management fees are also based upon a percentage of revenue collected by the IPA. Any loss of revenue by an IPA because of the loss of affiliated physicians, the termination of third party payor contracts or otherwise may decrease our management fees. We, like other managed care providers and management entities, are often subject to liability claims arising from activities such as utilization management and compensation arrangements designed to control costs by reducing services. A successful claim on this basis against us, an affiliated clinic or IPA could have a material adverse effect on our business and financial condition and results.

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

THERE ARE NUMEROUS REGULATORY RISKS ASSOCIATED WITH OUR BUSINESS AND INDUSTRY.

         The state and federal governments highly regulate the health care industry and physicians' medical practices. All states restrict the unlicensed practice of medicine. In addition, many states prohibit physicians from splitting or sharing fees with nonphysician entities and do not enforce noncompetition agreements against physicians. Most of the states with fee-splitting laws only prohibit a physician from sharing fees with a referral source. Because we do not refer business to our managed groups, the fee-splitting laws in most states should not restrict the physician groups from paying our management fee. If courts determined that we violated the corporate practice of medicine or fee-splitting statutes, the physicians' licenses could be revoked or suspended, lowering our revenue. Courts could also hold the contracts between us and our managed physicians invalid.

         Many states also prohibit the "corporate practice of medicine" by an unlicensed corporation or other nonphysician entity that employs physicians. Except in the state of Georgia, we do not employ physicians but instead manage the physician groups. The physicians are employed at the group level by professional associations or corporations, which are authorized to employ physicians under most states' laws. In Georgia, physicians can be employed by corporations and other entities. One physician group in Texas is challenging the legality of its service agreement with the Company's subsidiary alleging it constitutes the unlawful corporate practice of medicine by the Company. The Company intends to vigorously defend this suit. There can be no assurance, however, that the Company will be successful.

         Federal antitrust law prohibits conduct that may result in price fixing or other anticompetitive conduct. In addition, physicians with certain financial relationships with health care providers cannot refer certain types of Medicare or Medicaid reimbursed "designated health services" unless the referral fits within an exception to the law. The most often used exception requires that the physician groups be included within a definition of "group practice" to be permitted to make referrals within the group. All of our physician groups are structured so they fit within the definition of "group practice," and all referrals from those physicians are structured to fit within an exception to federal law.

         Federal law also prohibits offering, paying, soliciting or receiving payment for referrals, or arranging for referrals of, Medicare or other federal or state health program patients or patient care opportunities. The government has adopted or proposed several different exceptions or safe harbors for arrangements that will not be deemed to violate the Anti-Kickback law. In 1998, the federal government released advisory opinion 98-4, which states that a percentage-based management fee does not fit within any safe harbor and that such a fee could implicate the Anti-Kickback law if any part of the management fee is intended to compensate the manager for its efforts in arranging for referrals to its managed group. The management fee structure of most of our service agreements does not fit within a safe harbor because they are calculated in part on a percentage basis. Accordingly, there can be no assurance that the fee structure will not be successfully challenged. A successful challenge to our fee structure could adversely affect our financial condition and results of operations. Also, the health care regulatory environment may change in a way that would restrict our existing operations or limit the expansion of our business or otherwise adversely affect us. If we violate the Medicare or Medicaid statutes, civil and criminal penalties could be assessed, and we could be excluded from further participation in Medicare or state health care programs.

         There is increasing scrutiny of arrangements between health care providers and potential referral sources by (1) law enforcement authorities, (2) the Office of Inspector General of the Department of Health and Human Services,
(3) the courts and (4) the Congress. Investigators are demonstrating a willingness to look beyond the business transaction documents to determine if the purpose of these arrangements is really the payment for referrals and opportunities. Enforcement actions are increasing. Although we are not aware of any investigations of us that would negatively affect our business, we may be investigated in the future.

         In addition, Congress and many state legislatures routinely consider proposals to control health care spending. Government efforts to reduce health care expenses through the use of managed care or the reduction of Medicare and Medicaid reimbursement may adversely affect our cost of doing business and our contractual relationships. New legislation, government programs and other regulatory changes may have a material adverse effect on our business.

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

INSURANCE REGULATIONS MAY ADVERSELY AFFECT OUR BUSINESS.

         Our managed IPAs enter into contracts and joint ventures with licensed insurance companies such as HMOs. Under these contracts, the IPAs may be paid on a capitated fee basis. Under capitation arrangements, health care providers bear the risk, subject to certain loss limits, that the total costs of providing medical services to members will exceed the premiums received. The IPAs may be deemed to be in the business of insurance if they subcontract with physicians or other providers to provide services on a fee-for-service basis. Thus, the IPAs may be subject to a variety of regulatory and licensing requirements applicable to insurance companies and HMOs. These requirements could increase the managed IPA's costs and lower our revenue.

         Through our operations we own or operate five HMOs. The HMO industry is highly regulated at the state level and is highly competitive. Further, the HMO industry has been subject to numerous legislative initiatives during the last few years. One initiative creates additional liabilities for HMOs for patient malpractice. This increases HMO costs and lowers our revenue. These developments may have an adverse effect on our wholly-owned HMOs or on other HMOs with which we are financially involved. In addition, PrimeCare Medical Network, Inc., a subsidiary of PrimeCare, holds a Knox-Keene license from the California Department of Corporations. Knox-Keene licenses are subject to extensive regulation on the state level, and our operations in California could come under increased governmental scrutiny.

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

THERE IS A RISK OF TAX AUDIT ADJUSTMENTS.

         The Company is currently under examination by the IRS for the years 1996 through 1998. Additionally, two subsidiaries are currently under examination for the 1995 and 1996 tax years. The Company acquired the stock of these subsidiaries during 1996. For the years under audit, and potentially, for subsequent years, any such adjustments could result in material cash payments by the Company. Any successful adjustment by the IRS would cause interest expense to be incurred. PhyCor does not believe the resolution of these matters will have a material adverse effect on its financial condition, although there can be no assurance as to the outcome of these matters.

OUR INVOLVEMENT IN THE MEDICAL SERVICES BUSINESS EXPOSES US TO RISK OF PROFESSIONAL LIABILITY CLAIMS.

         As a result of the fact that our affiliated physician groups deliver medical services to the public, there is a risk of professional liability claims against us. Claims of this nature, if successful, could result in an award of damages that exceeds the limits of insurance coverage. Insurance against losses of this type can be expensive and varies from state to state. In the substantial majority of our markets, we do not control our affiliated physicians and physician groups' practice of medicine or compliance with regulatory requirements. Successful malpractice claims brought against the physician groups, the managed IPAs and physician members could have a material adverse effect on us. We directly employ four physicians in the state of Georgia. These employment relationships increase the risk of malpractice liability and increase scrutiny under health care regulations and laws.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See Item 7. "Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources - Market Risks Associated With Financial Instruments."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          PHYCOR, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS


                                                             PAGE
                                                             ----
Independent Auditors' Report...................................43

Consolidated Balance Sheets....................................44

Consolidated Statements of Operations..........................45

Consolidated Statements of Shareholders' Equity................46

Consolidated Statements of Cash Flows..........................47

Notes to Consolidated Financial Statements.....................49

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
PhyCor, Inc.:

We have audited the consolidated balance sheets of PhyCor, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PhyCor, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                         /s/ KPMG LLP



Nashville, Tennessee
February 17, 2000

                          PHYCOR, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998
                    (ALL AMOUNTS ARE EXPRESSED IN THOUSANDS)

                                                                       1999           1998
                                                                   -----------    -----------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                        $    60,712    $    74,314
  Accounts receivable, less allowances of $166,420 in 1999
    and $230,785 in 1998                                               230,513        378,732
  Inventories                                                           11,384         19,852
  Prepaid expenses and other current assets                             49,008         55,988
  Assets held for sale, net                                            101,988         41,225
                                                                   -----------    -----------
         Total current assets                                          453,605        570,111
Property and equipment, net                                            156,091        241,824
Intangible assets, net                                                 522,742        981,537
Deferred tax asset, net                                                     --         32,746
Other assets                                                            62,487         53,067
                                                                   -----------    -----------
         Total assets                                              $ 1,194,925    $ 1,879,285
                                                                   ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt                           $     3,424    $     4,810
  Current installments of obligations under capital leases               3,746          5,687
  Accounts payable                                                      34,963         50,972
  Due to physician groups                                               30,142         51,941
  Purchase price payable                                                20,711         73,736
  Salaries and benefits payable                                         25,544         37,077
  Incurred but not reported claims payable                              45,124         59,333
  Accrued restructuring reserves                                         7,995          4,105
  Other accrued expenses and current liabilities                        92,843         94,596
                                                                   -----------    -----------
         Total current liabilities                                     264,492        382,257
Long-term debt, excluding current installments                         247,861        388,644
Obligations under capital leases, excluding current installments         1,540          6,018
Purchase price payable                                                      50          8,967
Deferred credits and other liabilities                                  29,808         30,233
Convertible subordinated notes payable to physician groups               6,839         47,580
Convertible subordinated notes and debentures                          298,750        200,000
                                                                   -----------    -----------
         Total liabilities                                             849,340      1,063,699
                                                                   -----------    -----------

Minority interest in earnings of consolidated partnerships               2,082         11,176

Shareholders' equity:
  Preferred stock, no par value, 10,000 shares authorized                   --             --
  Common stock, no par value; 250,000 shares authorized;
    issued and outstanding 73,479 shares in 1999 and 75,824
    shares in 1998                                                     834,276        850,657
  Accumulated deficit                                                 (490,773)       (46,247)
                                                                   -----------    -----------
         Total shareholders' equity                                    343,503        804,410
                                                                   -----------    -----------
Commitments and contingencies
         Total liabilities and shareholders' equity                $ 1,194,925    $ 1,879,285
                                                                   ===========    ===========


See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
    (ALL AMOUNTS ARE EXPRESSED IN THOUSANDS, EXCEPT FOR EARNINGS PER SHARE)

                                                                 1999           1998           1997
                                                             -----------    -----------    -----------
Net revenue                                                  $ 1,516,195    $ 1,512,499    $ 1,119,594
Operating expenses:
  Cost of provider services                                      204,202        134,302             --
  Salaries, wages and benefits                                   490,738        513,646        421,716
  Supplies                                                       222,007        227,440        181,565
  Purchased medical services                                      36,403         37,774         31,171
  Other expenses                                                 235,165        218,359        171,480
  General corporate expenses                                      32,305         29,698         26,360
  Rents and lease expense                                        118,104        126,453        100,170
  Depreciation and amortization                                   90,435         90,238         62,522
  Provision for asset revaluation and clinic restructuring       430,965        224,900         83,445
  Merger expenses                                                     --         14,196             --
                                                             -----------    -----------    -----------
         Net operating expenses                                1,860,324      1,617,006      1,078,429
                                                             -----------    -----------    -----------
Earnings (loss) from operations                                 (344,129)      (104,507)        41,165
Other (income) expense:
  Interest income                                                 (5,022)        (3,032)        (3,323)
  Interest expense                                                40,031         36,266         23,507
                                                             -----------    -----------    -----------
         Earnings (loss) before income taxes, minority
          interest and extraordinary item                       (379,138)      (137,741)        20,981
Income tax expense (benefit)                                      53,318        (39,890)         6,098
Minority interest in earnings of consolidated partnerships        13,088         13,596         11,674
                                                             -----------    -----------    -----------
         Earnings (loss) before extraordinary item              (445,544)      (111,447)         3,209
Extraordinary item - gain from early extinguishment of
  convertible subordinated debentures                              1,018             --             --
                                                             -----------    -----------    -----------
         Net earnings (loss)                                 $  (444,526)   $  (111,447)   $     3,209
                                                             ===========    ===========    ===========
Earnings (loss) per share:
  Basic - Continuing operations                              $     (5.92)   $     (1.55)   $      0.05
          Extraordinary item                                        0.01             --             --
                                                             -----------    -----------    -----------
                                                             $     (5.91)   $     (1.55)   $      0.05
                                                             ===========    ===========    ===========
  Diluted - Continuing operations                            $     (5.92)   $     (1.55)   $      0.05
            Extraordinary item                                      0.01             --             --
                                                             -----------    -----------    -----------
                                                             $     (5.91)   $     (1.55)   $      0.05
                                                             ===========    ===========    ===========
Weighted average number of shares and dilutive share
  equivalents outstanding:
  Basic                                                           75,179         71,822         62,899
  Diluted                                                         75,179         71,822         66,934
                                                             ===========    ===========    ===========


          See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                    (ALL AMOUNTS ARE EXPRESSED IN THOUSANDS)

                                                                       RETAINED
                                                                       EARNINGS
                                                  COMMON STOCK       (ACCUMULATED
                                               SHARES      AMOUNT      DEFICIT)      TOTAL
                                               ------      ------      --------      -----
Balances at December 31, 1996                  54,831    $ 389,712    $  61,991    $ 451,703
  Issuance of common stock and warrants,
    net of placement commissions and
    offering expenses totaling $8,957           8,109      232,422           --      232,422
  Conversion of subordinated notes payable
    to common stock                             1,046       14,816           --       14,816
  Stock options exercised and related
    tax benefits                                  544        8,338           --        8,338
  Net earnings                                     --           --        3,209        3,209
                                              -------    ---------    ---------    ---------
Balances at December 31, 1997                  64,530      645,288       65,200      710,488
  Issuance of common stock,
    net of offering expenses totaling $140     12,663      204,286           --      204,286
  Repurchase of common stock                   (2,628)     (12,590)          --      (12,590)
  Conversion of subordinated notes payable
    to common stock                               209        2,000           --        2,000
  Stock options exercised and related
    tax benefits                                1,050       11,673           --       11,673
  Net loss                                         --           --     (111,447)    (111,447)
                                              -------    ---------    ---------    ---------
Balances at December 31, 1998                  75,824      850,657      (46,247)     804,410
  Issuance of common stock,
    net of offering expenses totaling $46         348          797           --          797
  Repurchase of common stock                   (2,861)     (13,486)          --      (13,486)
  Cancellation of common stock and warrants       (30)      (4,316)          --       (4,316)
  Conversion of subordinated note payable
    to common stock                                 1           22           --           22
  Stock options exercised                         197          602           --          602
  Net loss                                         --           --     (444,526)    (444,526)
                                              -------    ---------    ---------    ---------
Balances at December 31, 1999                  73,479    $ 834,276    ($490,773)   $ 343,503
                                              =======    =========    =========    =========



          See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                    (ALL AMOUNTS ARE EXPRESSED IN THOUSANDS)


                                                                                      1999         1998         1997
                                                                                   ---------    ---------    ---------
Cash flows from operating activities:
  Net earnings (loss)                                                              ($444,526)   ($111,447)   $   3,209
  Adjustments to reconcile net earnings (loss) to
    net cash provided by operating activities:
    Depreciation and amortization                                                     90,435       90,238       62,522
    Deferred income taxes                                                             51,355      (43,011)      (9,677)
    Minority interests                                                                13,088       13,596       11,674
    Provision for asset revaluation and clinic restructuring                         430,965      224,900       83,445
    Accretion of convertible subordinated notes                                        2,250           --           --
    Merger expenses                                                                       --       14,196           --
    Increase (decrease) in cash, net of effects of acquisitions and dispositions due to changes in:
         Accounts receivable, net                                                     16,323         (777)     (28,920)
         Inventories                                                                  (1,979)        (865)      (1,929)
         Prepaid expenses and other current assets                                   (14,146)      (9,620)         137
         Accounts payable                                                              5,079       (2,356)       2,211
         Due to physician groups                                                     (11,017)      (1,365)      10,396
         Incurred but not reported claims payable                                     (8,771)        (535)       1,448
         Accrued restructuring reserves                                              (18,982)      (7,121)          --
         Other accrued expenses and current liabilities                                5,312       (4,645)     (18,468)
                                                                                   ---------    ---------    ---------
              Net cash provided by operating activities                              115,386      161,188      116,048
                                                                                   ---------    ---------    ---------
Cash flows from investing activities:
       Dispositions (acquisitions), net                                               33,648     (185,743)    (299,191)
       Purchase of property and equipment                                            (51,719)     (67,612)     (66,486)
       Payments to acquire other assets                                              (17,221)     (17,914)     (12,711)
                                                                                   ---------    ---------    ---------
         Net cash used by investing activities                                       (35,292)    (271,269)    (378,388)
                                                                                   ---------    ---------    ---------
Cash flows from financing activities:
       Net proceeds from issuance of convertible subordinated notes                   92,533           --           --
       Net proceeds from issuance of common stock and warrants                         1,759       18,591      226,458
       Repurchase of common stock                                                    (13,486)     (12,590)          --
       Proceeds from long-term borrowings                                                 --      173,000      295,000
       Repayment of long-term borrowings                                            (151,398)     (16,156)    (235,972)
       Repayment of obligations under capital leases                                  (6,200)      (6,139)      (4,088)
       Distributions of minority interests                                           (15,586)     (10,130)     (11,107)
       Loan costs incurred                                                            (1,318)        (341)        (321)
                                                                                   ---------    ---------    ---------
           Net cash provided (used) by financing activities                          (93,696)     146,235      269,970
                                                                                   ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents                                 (13,602)      36,154        7,630
Cash and cash equivalents - beginning of year                                         74,314       38,160       30,530
                                                                                   ---------    ---------    ---------
Cash and cash equivalents - end of year                                            $  60,712    $  74,314    $  38,160
                                                                                   =========    =========    =========



          See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                    (ALL AMOUNTS ARE EXPRESSED IN THOUSANDS)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid (received) during the year for:
    Interest                                                                 $  40,593    $  34,792    $  23,005
    Income taxes, net of refunds                                               (13,560)     (14,510)      18,314
                                                                             =========    =========    =========

SUPPLEMENTAL SCHEDULE OF INVESTING ACTIVITIES:
  Effects of acquisitions and dispositions, net:
    Assets acquired, net of cash                                             $  21,722    $ 377,649    $ 450,872
    Liabilities paid (assumed), including deferred purchase price payments      33,193       25,583     (131,681)
    Cancellation (issuance) of convertible subordinated notes payable            9,806       (8,317)     (11,286)
    Cancellation (issuance) of common stock and warrants                         4,676     (193,057)      (8,714)
    Cash received from disposition of clinic assets                           (103,045)     (16,115)          --
                                                                             ---------    ---------    ---------
         Acquisitions (dispositions), net                                    $ (33,648)   $ 185,743    $ 299,191
                                                                             =========    =========    =========


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
Capital lease obligations incurred to acquire equipment                      $     399    $     808    $     555
                                                                             =========    =========    =========

Conversion of subordinated notes payable to common stock                     $      22    $   2,000    $  14,816
                                                                             =========    =========    =========


See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997

(1)      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND
         PRACTICES

         (a)       Description of Business

         PhyCor, Inc. (the Company) is a medical network management company that operates multi-specialty medical clinics and other physician organizations, provides contract management services to physician networks owned by health systems and develops and manages independent practice associations (IPAs). The Company also provides health care decision-support services, including demand management and disease management services, to managed care organizations, health care providers, employers and other group associations. In connection with our multi-specialty clinic and physician network operations, the Company manages and operates two hospitals and five health maintenance organizations (HMOs). The Company, through wholly-owned subsidiaries, has acquired certain assets of and operates clinics under long-term service agreements with affiliated physician groups that practice exclusively through such clinics. The Company provides administrative and technical support for professional services rendered by the physician groups under service agreements. Under most service agreements, the Company is reimbursed for all clinic expenses, as defined in the agreement, and participates at varying levels in the excess of net clinic revenue over clinic expenses. At December 31, 1999, the Company operated 41 clinics with 2,581 physicians in 21 states.

         The Company also manages IPAs which are networks of independent physicians. Fees earned from managing the IPAs are based upon a percentage of revenue collected by the IPAs and also upon a share of surplus, if any, of capitated revenue of the IPAs. At December 31, 1999, these IPAs included approximately 24,400 physicians in 25 markets. Our affiliated physicians provided medical services under capitated contracts to approximately 1,439,000 patients, including approximately 319,000 Medicare and Medicaid eligible patients. The Company also provides health care decision-support services to approximately 3.3 million consumers worldwide.

         (b)       Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries, partnerships and other entities in which the Company has more than a 50% ownership interest or exercises control. All significant intercompany balances and transactions are eliminated in consolidation. The Company does not consolidate the physician practices it manages as it does not have operating control. Physician practices and IPAs which are owned and operated by the Company are consolidated.

         (c)       Cash and Cash Equivalents

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents as of December 31, 1999, include approximately $17,777,000 of consolidated partnership cash. These balances may only be used for the operations of the respective partnerships.

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

         (g)       Intangible Assets

         Clinic Service Agreements

         Costs of obtaining clinic service agreements are amortized using the straight-line method over the periods during which the agreements are effective, up to a maximum of 25 years. Clinic service agreements represent the exclusive right to operate the Company's clinics in affiliation with the related physician groups during the term of the agreements. In the event of termination of a service agreement, the related physician group is obligated to purchase all clinic assets, including the unamortized portion of intangible assets, generally at net book value.

         Excess of Cost of Acquired Over Fair Value

         Excess of cost of acquired assets over fair value (goodwill) is amortized using the straight-line method over a period not to exceed 25 years.

         Other Intangible Assets

         Other intangible assets include costs associated with obtaining long-term financing which are being amortized systematically over the terms of the related debt agreements.

         Amortization and Recoverability

         Effective April 1, 1998, the Company changed its policy with respect to amortization of intangible assets. All existing and future intangible assets will be amortized over a period not to exceed 25 years from the inception of the respective intangible assets. Had the Company adopted this policy at the beginning of 1997, amortization expense would have increased and diluted earnings per share would have decreased by approximately $11.2 million and $0.10, respectively, for the year. On the same basis, for the first quarter of 1998, amortization expense would have increased by approximately $3.3 million, resulting in a decrease in diluted earnings per share of $0.03. Amortization of intangibles amounted to $37,944,000, $38,034,000, and $23,865,000 for
         1999, 1998 and 1997, respectively.

         The Company periodically reviews its intangible assets to assess their recoverability and impairments will be recognized in the statement of operations if a permanent impairment is determined to have occurred. Recoverability of intangibles is determined based on undiscounted future operating cash flows from the related business unit or activity. The amount of impairment, if any, is measured based on discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds or based on the fair value of the related business unit or activity. The assessment of the recoverability of intangible assets will be impacted if estimated future operating cash flows are not achieved.

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

         (k)       Financial Instruments

         In 1997, the Company entered into an interest rate swap agreement to reduce the exposure to fluctuating interest rates with respect to $100 million of its bank credit facility. During 1998, the Company amended the previous interest rate swap agreement and entered into additional swap agreements. At December 31, 1999, notional amounts under interest rate swap agreements totaled $225.6 million. Fixed interest rates range from 5.14% to 5.78% relative to the one month or three month floating LIBOR. An additional $0.4 million was fixed at 5.28% during January 2000. The swap agreements mature at various dates from July 2003 to April 2005. The lender may elect to terminate the agreement covering $100 million beginning September 2000 and an additional $100 million beginning October 2000. These agreements are accounted for on the accrual method. Gains and losses resulting from these instruments are recognized in the same period as the related interest expense and are included in interest expense. The Company does not use interest rate swap agreements or other derivative financial instruments for speculative or trading purposes.

         The FASB has issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which the Company will be required to adopt in the first quarter of 2001. Adoption of SFAS No. 133 will require the Company to mark certain of its interest rate swap agreements to market due to lender optionality features included in those swap agreements. Had the Company adopted SFAS No. 133 as of December 31, 1999, the Company estimates it would have recorded pre-tax non-cash earnings of $2.6 million.

         (l)       Stock Option Plans

         The Company accounts for its compensation and stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and subsequent years as if the fair-value-based method defined in SFAS No. 123 had been applied.

         (m)       Earnings Per Share

         Basic earnings per share is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted earnings per share reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period.

         (n)       Comprehensive Income

         Comprehensive income generally includes all changes in equity during a period except those resulting from investments by shareholders and distributions to shareholders. Net income was the same as comprehensive income for 1999, 1998 and 1997.

         (o)       Use of Estimates

         Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         (p)       Reclassifications

         Certain prior year amounts have been reclassified to conform to the 1999 presentation.

(2)      NET REVENUE

         Net revenue of the Company is comprised of net clinic service agreement revenue, IPA management revenue, net hospital revenues and other operating revenues. Clinic service agreement revenue is equal to the net revenue of the clinics, less amounts retained by physician groups. Net clinic revenue recorded by the physician groups is recorded at established rates reduced by provisions for doubtful accounts and contractual adjustments. Contractual adjustments arise as a result of the terms of certain reimbursement and managed care contracts. Such adjustments represent the difference between charges at established rates and estimated recoverable amounts and are recognized in the period the services are rendered. Any differences between estimated contractual adjustments and actual final settlements under reimbursement contracts are recognized as contractual adjustments in the year final settlements are determined. With the exception of certain clinics acquired as part of the First Physician Care, Inc.
         (FPC) acquisition, the physician groups rather than the Company, enter into managed care contracts. Through calculation of its service fees, the Company shares indirectly in any capitation risk assumed by its affiliated physician groups.

         IPA management revenue is equal to the difference between the amount of capitation and risk pool payments payable to the IPAs managed by the Company less amounts retained by the IPAs. The Company has not historically been a party to capitated contracts entered into by the IPAs, but is exposed to losses to the extent of its share of deficits, if any, of the capitated revenue of the IPAs. Through the PrimeCare International, Inc. (PrimeCare) and The Morgan Health Group, Inc. (MHG) acquisitions, the Company became a party to certain managed care contracts. Accordingly, the cost of provider services for the PrimeCare and MHG contracts is not included as a deduction to net revenue of the Company but is reported as an operating expense. The Company had terminated all payor contracts relating to MHG and commenced closing its MHG operations by April 30, 1999 (see Note 13). The Company had underwritten letters of credit totalling $6.0 million for the benefit of certain managed care payors to help ensure payment of costs for which the Company's affiliated IPAs are responsible. The Company is exposed to losses if a letter of credit is drawn upon and the Company is unable to obtain reimbursement from the IPA.

         The following represent amounts included in the determination of net revenue (in thousands):


                                                                  1999         1998         1997
                                                               ----------   ----------   ----------
         Gross physician group, hospital and other revenue     $3,309,195   $3,494,608   $2,855,983
         Less:
              Provisions for doubtful accounts and
                  contractual adjustments                       1,425,570    1,414,728    1,090,329
                                                               ----------   ----------   ----------
                  Net physician group, hospital
                      and other revenue                         1,883,625    2,079,880    1,765,654
         IPA revenue                                            1,120,843      776,470      358,285
                                                               ----------   ----------   ----------
                  Net physician group, hospital, IPA
                      and other revenue                         3,004,468    2,856,350    2,123,939
         Less amounts retained by physician groups and IPAs:
              Physician groups                                    641,480      715,287      634,983
              Clinic technical employee compensation               84,232       94,906       74,715
              IPAs                                                762,561      533,658      294,647
                                                               ----------   ----------   ----------
                  Net revenue                                  $1,516,195   $1,512,499   $1,119,594
                                                               ==========   ==========   ==========

         The Company derived most of its net revenue from 41 physician groups located in 21 states with which it had service agreements or management agreements at December 31, 1999. The Company's affiliated physician groups derived approximately 25%, 26% and 27% of their net revenues from services provided under the Medicare program for the years ended December 31, 1999, 1998 and 1997, respectively. Other than the Medicare program, the physician groups have no customers which represent more than 10% of aggregate net clinic revenue for the years ended December 31, 1999, 1998 and 1997 or 5% of accounts receivables at December 31, 1999 and 1998.

(3)      ACQUISITIONS

         (a)      Multi-Specialty Medical Clinics

         During 1999, 1998 and 1997, the Company affiliated with the following clinics:

         CLINIC                                      EFFECTIVE DATE                         LOCATION
         ------                                      --------------                         --------

         1999:
         Rockford Health System                      November 1, 1999                 Rockford, Illinois
         Carolina Premier Medical Group              December 1, 1999                 Raleigh, North Carolina

         1998:
         Grove Hill Medical Center                   March 1, 1998                    New Britain, Connecticut
         Huntington Medical Group                    October 1, 1998                  Huntington, New York

         1997:
         Vancouver Clinic                            January 1, 1997                  Vancouver, Washington
         First Physicians Medical Group              February 1, 1997                 Palm Springs, California
         St. Petersburg-Suncoast Medical Group (i)   February 28, 1997                St. Petersburg, Florida
         Greater Chesapeake Medical Group (ii)       May 1, 1997                      Annapolis, Maryland
         Welborn Clinic                              June 1, 1997                     Evansville, Indiana
         White-Wilson Medical Center(iii)            July 1, 1997                     Ft. Walton Beach, Florida
         Maui Medical Group                          September 1, 1997                Maui, Hawaii
         Murfreesboro Medical Clinic(iii)            October 1, 1997                  Murfreesboro, Tennessee
         West Florida Medical Center Clinic          October 1, 1997                  Pensacola, Florida
         Northern California Medical Association     December 1, 1997                 Santa Rosa, California
         Lakeview Medical Center (iv)                December 1, 1997                 Suffolk, Virginia

         -----------

         (i) Certain assets associated with St. Petersburg - Suncoast Medical Group were disposed of in the first quarter of 2000.
         (ii) Certain assets associated with Greater Chesapeake Medical Group were disposed of in the fourth quarter of 1998.
         (iii) The medical group is currently challenging the enforceability of its service agreement with the Company in court. There can be no assurance as to the outcome of this litigation.
         (iv) Lakeview Medical Center was operated under a management agreement during December 1997. Effective January 1, 1998, the Company completed the purchase of certain clinic operating assets and entered into a long-term service agreement with the affiliated physician group.

         In addition, the Company acquired certain operating assets of various individual physician practices and single specialty groups which were merged into clinics already operated by the Company. Service agreement rights of approximately $2.1 million were recorded in conjunction with 1999 mergers and are being amortized over 25 years. The Company has acquired operating assets and liabilities in exchange for cash. Such consideration for the above mergers was approximately $2.6 million for 1999, $152.3 million for 1998, and $430.8 million for 1997. The acquisitions were accounted for as purchases, and the accompanying consolidated financial statements include the results of their operations from the dates of their respective acquisitions. The physicians as employees of the clinics become subject to the terms of the applicable service agreement. In conjunction with certain acquisitions, the Company is obligated at December 31, 1999 to make deferred payments to physician groups of which approximately $20.7 million are due on demand or within one year and $37,000 and $13,000 are due in 2001 and 2002, respectively. Such payments are included in purchase price payable in the accompanying consolidated balance sheets.

         (b)       Independent Practice Associations (IPAs)

         Effective January 1, 1995, the Company completed its merger with North American Medical Management, Inc. (NAMM), an operator and manager of IPAs. The Company made additional payments for the NAMM acquisition pursuant to an earn-out formula during 1996 and 1997 totaling $35.0 million. A payment of $35 million was made in April 1998, of which $13.0 million was paid in shares of the Company's common stock. Additional payments of approximately $600,000 were made in 1999. In July 1998, the Company acquired MHG, an Atlanta-based IPA, for approximately 500,000 shares of common stock and assumed liabilities for an aggregate purchase price of approximately $33.1 million, of which $31.6 million was recorded as goodwill at the time of acquisition (see Note 13). Also, during 1998 the Company recorded goodwill of approximately $14.3 million primarily related to the acquisition of an IPA management company and an HMO. During 1999, the Company recorded goodwill of approximately $3.5 million primarily related to additional investments in an IPA market and the acquisition of the remaining interest in an HMO. Goodwill from these transactions is being amortized over 25 years.

         (c)       PhyCor Management Corporation (PMC)

         In June 1995, the Company purchased a minority interest of approximately 9% in PMC and managed PMC pursuant to a 10-year administrative services agreement. PMC developed and managed IPAs and provided other services to physician organizations. The Company acquired the remaining interests of PMC on March 31, 1998 for an aggregate purchase price of approximately $21.0 million paid in shares of the Company's common stock and integrated the operations of PMC into NAMM. Goodwill of approximately $20.8 million was recorded in conjunction with the purchase and is being amortized over 25 years (see
         Note 13).

         (d)       PrimeCare

         In May 1998, the Company acquired PrimeCare, a medical network management company serving southern California's Inland Empire area, in a purchase business combination for approximately 4.0 million shares of common stock, assumed liabilities and cash for an aggregate purchase price of approximately $187.2 million. PrimeCare's delivery network is comprised of an integrated campus, including the Desert Valley Medical Group, Desert Valley Hospital and Apple Valley Surgery Center, as well as the Inland Empire area IPA network. Goodwill of approximately $143.4 million has been recorded in conjunction with the purchase and is being amortized over 25 years.

         (e)       CareWise, Inc. (CareWise)

         In July 1998, the Company acquired Seattle-based CareWise, a nationally recognized leader in the health care decision-support industry for approximately 3.1 million shares of common stock and assumed liabilities for an aggregate purchase price of approximately $67.1 million. The acquisition was accounted for as a purchase. Goodwill of approximately $59.5 million has been recorded in conjunction with the purchase and is being amortized over 20 years.

         (f)       First Physician Care, Inc.

         In July 1998, the Company acquired Atlanta-based FPC, a privately-held physician practice management company that operated in six markets in Texas, Florida, Illinois, New York and Georgia, and provided practice management services to approximately 140 physicians. The acquisition was made for approximately 2.9 million shares of common stock and assumed liabilities for an aggregate purchase price of approximately $60.4 million, and was accounted for as a purchase. Goodwill of approximately $43.4 million was recorded in conjunction with the purchase and is being amortized over 25 years (see Note 13).

         (g)       Pro Forma Information

         The unaudited consolidated pro forma net revenue, net loss and per share amounts of the Company assuming the PrimeCare, MHG, CareWise and FPC acquisitions had been consummated on January 1, 1998 are as follows (in thousands, except for loss per share):

                                                        1998
                                                     ----------
                         Net revenue                 $1,640,600
                         Net loss                      (114,935)
                         Loss per share:
                         Basic                            (1.50)
                         Diluted                          (1.50)

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

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on earnings from operations before asset revaluation and clinic restructuring charges, merger expenses, minority interest and income taxes. The following is a financial summary by business segment for the periods indicated (in thousands):

                                                          1999           1998           1997
                                                      -----------    -----------    -----------
         Multi-specialty clinics:
         Net revenue                                  $ 1,062,316    $ 1,139,616    $   933,081
         Operating expenses(1)                            963,122      1,021,811        818,328
         Interest income                                   (2,330)        (1,282)        (1,534)
         Interest expense                                  71,478         73,451         58,693
         Earnings before taxes and
           minority interest(1)                            30,046         45,636         57,594
         Depreciation and amortization                     64,747         71,073         49,542
         Segment Assets                                   768,122      1,347,843      1,240,954

         Group formation clinics:
         Net revenue                                       41,034         98,377        122,429
         Operating expenses(1)                             38,272         89,277        111,186
         Interest (income) expense                           (953)          (198)            37
         Interest expense                                   3,928         11,915         12,163
         Loss before taxes and
           minority interest(1)                              (213)        (2,617)          (957)
         Depreciation and amortization                      2,829          6,645          7,587
         Segment Assets                                    21,222         66,316        160,493

         IPAs:
         Net revenue                                      358,282        242,812         63,638
         Operating expenses(1)                            338,970        209,625         40,048
         Interest income                                   (2,505)        (1,729)        (1,378)
         Interest expense                                  10,674          9,362          4,434
         Earnings before taxes and
           minority interest(1)                            11,143         11,958          8,860
         Depreciation and amortization                     13,750          8,963          3,021
         Segment Assets                                   286,979        299,641         92,527

         Corporate and other(2):
         Net revenue                                       54,563         31,694            446
         Operating expenses(1)                             88,995         57,197         25,422
         Interest (income) expense                            766            177           (448)
         Interest expense (income)                        (46,049)       (58,462)       (51,783)
         Earnings before taxes, minority interest
           and extraordinary item(1)                       10,851         32,782         27,255
         Depreciation and amortization                      9,109          3,557          2,372
         Segment Assets                                   118,602        132,739         68,802

         (1) Amounts exclude provision for asset revaluation and clinic restructuring and merger expenses.

         (2) This segment includes all corporate costs and real estate holdings as well as the results for CareWise and hospitals managed by the Company.

(5)      PROPERTY AND EQUIPMENT

         Property and equipment at December 31, consists of the following (in thousands):

                                                  1999       1998
                                                --------   --------
         Land and improvements                  $ 10,066   $  6,661
         Buildings and leasehold improvements     44,542     81,902
         Equipment                               203,017    270,092
         Construction in progress                  1,616      7,134
                                                --------   --------
                                                 259,241    365,789
         Less accumulated depreciation
                 and amortization                103,150    123,965
                                                --------   --------
                 Property and equipment, net    $156,091   $241,824
                                                ========   ========

         At December 31, 1999 and 1998, equipment with a cost of approximately $15,843,000 and $17,523,000, and accumulated depreciation of approximately $9,162,000 and $8,039,000, respectively, was held under capital leases.

(6)      INTANGIBLE ASSETS

         Intangible assets at December 31, net of accumulated amortization, consist of the following (in thousands):

                                               1999       1998
                                             --------   --------
         Clinic service agreements           $232,493   $671,486
         Excess of cost of acquired assets
              over fair value                 277,752    302,698
         Franchise rights                          --      2,174
         Loan issuance costs                   12,497      5,179
                                             --------   --------
              Intangible assets, net         $522,742   $981,537
                                             ========   ========

(7)      FAIR VALUE OF FINANCIAL INSTRUMENTS

         At December 31, 1999 and 1998, the fair value of the Company's cash and cash equivalents, accounts receivable, accounts payable, purchase price payable and accrued expenses approximated their carrying value because of the short maturities of those financial instruments. The fair value of the Company's long-term debt also approximates its carrying value since the related notes bear interest at current market rates.

         The estimated fair value of the convertible subordinated notes payable to physician groups was approximately $5,883,000 and $27,119,000 as of December 31, 1999 and 1998, respectively. The carrying value of these notes was approximately $6,839,000 and $47,580,000 at December 31, 1999 and 1998, respectively. The estimated fair value of these convertible securities is based on the greater of their yield to maturity and quoted market prices for similar debt issues or the closing market value of the common shares into which they could have been converted at the respective balance sheet date. The estimated fair value of the Company's convertible subordinated debentures was approximately $102,180,000 and $120,940,000 as of December 31, 1999 and 1998,
         respectively, compared to a carrying value of $196,500,000 and $200,000,000 at December 31, 1999 and 1998, respectively. The estimated fair value of these convertible debentures is based on quoted market prices at these dates.

(8)      CONVERTIBLE SUBORDINATED NOTES PAYABLE TO PHYSICIAN GROUPS

         At December 31, 1999 and 1998, the Company had outstanding convertible subordinated notes payable to affiliated physician groups in the aggregate principal amount of approximately $6,839,000 and $47,580,000, respectively. These notes bear interest at rates of 5.59% to 7.0% and are convertible into shares of the Company's common stock at conversion prices ranging from $26.35 to $34.08 per share. The convertible notes may be converted into approximately 223,000 shares of common stock, with 146,000 shares convertible at December 31, 1999 and 77,000 shares convertible commencing on varying dates in 2000 through 2004 at the option of the holders.

(9)      CONVERTIBLE SUBORDINATED NOTES AND DEBENTURES

         During the second quarter of 1999, the Company announced a definitive agreement allowing for a strategic investment in the Company of up to $200.0 million by funds managed by E.M. Warburg, Pincus and Co., LLC ("Warburg, Pincus"). The agreement allows for two separate series of zero coupon convertible subordinated notes, each resulting in gross proceeds to PhyCor of $100 million. The first of these series ("Series A Notes") was issued on September 3, 1999. Both series of notes are non-voting, have a 6.75% yield, and are convertible at an initial conversion price of $6.67 at the option of the holder into approximately 15.0 million shares of PhyCor common stock. Each series of notes will accrete to a maturity value of approximately $266.4 million at the 15-year maturity date and includes an investor option to put the notes to PhyCor at the end of ten years. The Company used the net proceeds from the Series A Notes of $92.5 million to repay indebtedness outstanding under the Company's credit facility. Issuance of the second series of notes ("Series B Notes") under the current terms is dependent upon market conditions and shareholder approval. There is no assurance that the Series B Notes can be issued, or any other investment in the Company by Warburg, Pincus be made, under terms mutually acceptable to both parties.

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


(10)     LONG-TERM DEBT

         Long-term debt at December 31, consists of the following (in thousands):

                                                                  1999       1998
                                                                --------   --------
         Bank credit facility, bearing interest at a weighted
              average rate of 7.03% at December 31, 1999        $241,000   $377,000
         Mortgages payable, bearing interest at rates
               ranging from 8.25% to 9.75%, secured by land,
               buildings, and certain equipment                    4,273      4,683
         Other notes payable                                       6,012     11,771
                                                                --------   --------
               Total long-term debt                              251,285    393,454
         Less current installments                                 3,424      4,810
                                                                --------   --------
               Long-term debt, excluding current installments   $247,861   $388,644
                                                                ========   ========

         The Company modified its bank credit and synthetic lease facilities in March and September 1999 and January 2000. The Company's bank credit facility, as amended, provides for an initial $355.0 million revolving line of credit. Net cash proceeds from asset sales are required to be prepaid against outstanding borrowings under the facility. The commitment is reduced by 50% of net cash proceeds from asset sales up to $30.0 million and 100% of any additional such proceeds. Irrespective of asset sales, the commitment reduces to $330.0 million on September 30, 2000 and quarterly thereafter to $200.0 million on June 30, 2002. The credit facility terminates on September 30, 2002. The credit facility may be used by the Company for acquisitions, working capital, capital expenditures and general corporate purposes. The total drawn cost under the credit facility at December 31, 1999, was either (i) the applicable eurodollar rate plus 1.75% per annum or (ii) the agent's base rate plus .40% per annum. The total weighted average drawn cost of outstanding borrowings at December 31, 1999 was 7.03%. Effective in January 2000, total drawn cost is now either (i) the applicable eurodollar rate plus 1.50% to 3.00% per annum or (ii) the agent's base rate plus .325% to .50% per annum. The amended bank credit facility includes a $60 million sub-limit for letters of credit that may be issued by the Company.

         The Company's synthetic lease facility, as amended, provides off balance sheet financing with an option to purchase the leased facilities at the end of the lease term. The total drawn cost under the synthetic lease facility at December 31, 1999 was 1.75% above the applicable eurodollar rate. At December 31, 1999, an aggregate of $25.7 million was drawn under the synthetic lease facility. After the January 2000 amendment, the synthetic lease facility is now $26 million with a total drawn cost of 1.50% to 3.00% above the applicable eurodollar rate. The remaining $300,000 available under the synthetic lease facility was drawn in January 2000.

         Outstanding borrowings under the bank credit facility and synthetic lease facility are secured by capital stock the Company holds in certain of its subsidiaries and certain real and personal property of the Company. Both facilities contain covenants which, among other things, require the Company to maintain minimum financial ratios and impose limitations or prohibitions on the Company with respect to (i) the incurring of certain indebtedness, (ii) the creation of security interests on the assets of the Company, (iii) the payment of cash dividends on, and the redemption or repurchase of, securities of the Company, (iv) investments and (v) acquisitions.

         In 1997, the Company entered into an interest rate swap agreement to reduce the exposure to fluctuating interest rates with respect to $100 million of its bank credit facility. During 1998, the Company amended the previous interest rate swap agreement and entered into additional swap agreements. At December 31, 1999, notional amounts under interest rate swap agreements totaled $225.6 million. Fixed interest rates range from 5.14% to 5.78% relative to the one month or three month floating LIBOR. An additional $400,000 was fixed at 5.28% during January 2000. The swap agreements mature at various dates from July 2003 to April 2005. The lender may elect to terminate the agreement covering $100 million beginning September 2000, and another $100 million beginning October 2000.

         The aggregate maturities of long-term debt at December 31, 1999, are as follows (in thousands):

                        2000                    $  3,424
                        2001                       2,159
                        2002                     241,849
                        2003                         829
                        2004                         746
                  Thereafter                       2,278
                                                --------
                                                $251,285
                                                ========

(11)     LEASES

         The Company has entered into operating leases for commercial property and equipment with affiliated physician groups and third parties. Commercial properties under operating leases include clinic buildings, satellite operations, and administrative facilities. Capital leases relating to equipment expire at various dates during the next five years.

         The future minimum lease payments under noncancelable operating leases net of sublease income and capital leases at December 31, 1999, are as follows (in thousands):

                                                                                               NET
                                                                                  CAPITAL    OPERATING
                                                                                   LEASES     LEASES
                                                                                   ------     ------

         2000                                                                      $4,078     $ 7,818
         2001                                                                       1,048       6,597
         2002                                                                         366       6,318
         2003                                                                         197       4,851
         2004                                                                          49       3,322
         Thereafter                                                                     3       3,584
                                                                                   ------     -------
              Total minimum lease payments                                          5,741     $32,490
                                                                                              =======
         Less amount representing interest (at rates ranging from 10% to 13%)         455
                                                                                   ------
         Present value of net minimum capital lease payments                        5,286
         Less current installments of obligations under capital leases              3,746
                                                                                   ------
              Obligations under capital leases, excluding current installments     $1,540
                                                                                   ======

         Net payments under operating leases at December 31, 1999, include total commitments of approximately $598,828,000 reduced by amounts to be reimbursed under clinic service agreements of approximately $566,338,000. Payments due under operating leases include approximately $194,453,000 payable to physician groups and their affiliates. Generally, in the event of a service agreement termination, any related lease obligations are also terminated.

(12)     SHAREHOLDERS' EQUITY

         (a)       Common Stock

         In the first quarter of 1997, the Company completed a public offering of 7,295,000 shares of its common stock. Net proceeds from the offering were approximately $210.0 million.

         In September 1998, the Company adopted a common stock repurchase program whereby the Company may repurchase up to $50.0 million of its common stock. In October 1998, the Company announced the expansion of its common stock repurchase program into a securities repurchase program to include the Company's 4.5% convertible subordinated debentures and other securities, the economic terms of which are derived from the common stock and/or debentures. In conjunction with the securities repurchase program, the Company has repurchased approximately 2.9 million shares of common stock in 1999 for approximately $13.5 million and approximately 2.6 million shares of common stock in 1998 for approximately $12.6 million. The Company's amended bank credit facility prohibits additional securities repurchases.

         (b)       Preferred Stock

         The Company has 10,000,000 shares of authorized but unissued preferred stock. The Company has reserved for issuance 500,000 shares of Series A Junior Participating Preferred Stock issuable in the event of certain change-in-control events.

         (c)       Warrants

         The following represents a summary of all warrants outstanding at December 31, 1999 (shares in thousands):

                                                                        EXERCISABLE
                                                                             AT
                                EXPIRATION     NUMBER     EXERCISE      DECEMBER 31,
         GRANT DATE                DATE      OF SHARES      PRICE           1999
         ----------                ----      ---------    ---------        ------
         February 1992             2002           2       $ 4.74             2
         June 1995                 2005         348        15.40           348
         February 1997             2007         250        31.13            --
         May 1997                  2007         250        27.75            --
         October 1999              2000          74         7.91            74
         October 1999              2000         470         5.00           470
                                             ------                        ---
                                              1,394                        894
                                             ======                        ===

         (d)       Stock Option Plans and Directors' Stock Plan

         The Company has three stock option plans. Under the 1999 Incentive Stock Plan ("1999 Plan"), the Company has reserved 4,500,000 shares of its common stock for issuance pursuant to option and stock grants to employees and directors. No additional options or stock will be granted under the Amended 1988 Incentive Stock Plan ("1988 Plan") which terminated in 1999. As of December 31, 1999, options to purchase 11,892,000 shares of common stock were outstanding pursuant to the 1988 Plan. Under the Amended 1992 Non-Employee Directors' Stock Plan ("Directors Plan"), 337,500 shares of common stock are reserved. Under all plans, stock options are granted with an exercise price equal to the estimated fair market value of the Company's common stock on the date of grant. Most options under the 1999 Plan and the 1988 Plan have a term of ten years and are exercisable in installments over periods ranging up to five years. Options under the Directors Plan have a term of ten years and are exercisable when granted. At December 31, 1999, there were approximately 879,000 and 32,000 additional shares available for grant under the 1999 Plan and the Directors Plan, respectively.

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

         The per share weighted-average fair value of stock options granted during 1999, 1998 and 1997 was $2.78, $8.24, and $15.18 on the date of grant using the Black Scholes option-pricing model with the following assumptions: an expected dividend yield of 0.0% for all years, expected volatility of 116% in 1999, 105% in 1998 and 56% in 1997, risk-free interest rate ranging from 4.25% to 6.00% in 1999, 4.25% to 5.75% in 1998 and 5.88% to 6.33% in 1997 and an expected life of five years for 1999, two to five years for 1998 and five years for 1997.

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

                                                                           1999             1998            1997
                                                                        -----------      -----------      ----------
         Net earnings (loss)                       As reported          $  (444,526)     $  (111,447)     $    3,209
                                                   Pro forma               (458,101)        (130,579)        (13,806)
         Basic earnings (loss) per share           As reported                (5.91)           (1.55)           0.05
                                                   Pro forma                  (6.09)           (1.82)          (0.22)
         Diluted earnings (loss) per share         As reported                (5.91)           (1.55)           0.05
                                                   Pro forma                  (6.09)           (1.82)          (0.22)

         Pro forma net loss reflects only options granted beginning in 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

         Stock option activity during the periods indicated is as follows (shares in thousands):

                                                                         WEIGHTED-
                                                                          AVERAGE
                                                         NUMBER OF       EXERCISE
                                                           SHARES         PRICE
                                                           ------         -----
         Balance at December 31, 1996                      10,287        $   17.84
            Granted                                         3,542            27.81
            Exercised                                        (544)            6.14
            Forfeited                                        (302)           22.91
                                                          -------           ------
         Balance at December 31, 1997                      12,983            20.99
            Granted                                         8,742            12.68
            Assumed in connection with acquisitions           776             6.77
            Exercised                                      (1,050)            6.64
            Forfeited                                      (3,426)           21.49
            Exchanged                                      (4,611)           18.64
                                                          -------           ------
         Balance at December 31, 1998                      13,414            10.27
            Granted                                         6,190             3.36
            Exercised                                        (187)            3.16
            Forfeited                                      (3,335)            9.49
                                                          -------           ------
         Balance at December 31, 1999                      16,082        $    6.72
                                                          =======           ======

         At December 31, 1999, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $0.75 - $33.79 and 8.11 years, respectively. At December 31, 1999, 1998 and 1997, the number of options exercisable was 8,035,000, 6,366,000, and 2,268,000, respectively, and the weighted-average exercise price of those options was $10.42, $13.87, and $7.02, respectively.

         (e)       Stock Purchase Plans

         The Company has reserved 843,750 common shares for issuance pursuant to its employee stock purchase plan. During 1999 and 1998, approximately 152,000 and 163,000 shares, respectively, were issued relative to the employee stock purchase plan. Shares issued under the employee stock purchase plan will generally be priced at the lower of 85% of the fair market value of the Company's common stock on the first or the last trading days of the plan year.

         The Company also established the 1996 Affiliate Stock Purchase Plan and has reserved 2,250,000 common shares for this plan. Eligible participants generally include physicians and other employees of medical clinics with which the Company has a management or service agreement and employees of limited liability companies and partnerships in which the Company has an equity interest of at least 50%. Shares issued under the plan to employees of limited liability companies and partnerships in which the Company has an equity interest of at least 50% are priced using a method similar to that of the employee stock purchase plan. Shares issued under the plan to other participants are priced equal to 95% of the market price on the purchase date. During 1999 and 1998, approximately 162,000 and 760,000 shares, respectively, were issued under this plan.

         Pro forma compensation expense included in the pro forma calculation above is recognized for the fair value of each stock purchase right estimated on the date of grant using the Black Scholes pricing model. The following assumptions were used for stock purchases: an expected dividend yield of 0.0% for all years, expected volatility of 116% in 1999, 105% in 1998 and 56% in 1997, risk-free interest rate of 4.50% to 5.75% in 1999, 5.5% in 1998 and 6.0% in 1997, and an expected life of three months to one year for 1999 and one year 1998 and 1997.

         (f)       Reconciliation of Earnings Per Share Calculation

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for net earnings:


                                                          INCOME         SHARES       PER SHARE
                                                        (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                        -----------   -------------    ------
         FOR THE YEAR ENDED DECEMBER 31, 1997
         BASIC EPS
         Income available to common shareholders        $   3,209        62,899       $   0.05
                                                                                      ========
         EFFECT OF DILUTIVE SECURITIES
         Options                                               --         2,353
         Warrants                                              --           225
         Convertible Notes                                     --         1,457
                                                        ---------        ------
         DILUTED EPS
         Income available to common shareholders        $   3,209        66,934       $   0.05
                                                        =========        ======       ========


         Options and warrants to purchase 17,476,000 and 14,760,000 shares of common stock were outstanding at December 31, 1999 and 1998, respectively, but were not included in the computation of diluted EPS due to losses for both years, resulting in the options and warrants being antidilutive. Antidilutive securities at December 31, 1999 also included 151,000 shares of common stock to be issued at future dates related to clinic acquisitions. Additionally, subordinated notes payable convertible into 223,000 and 1,636,000 shares at December 31, 1999 and 1998, respectively, were antidilutive. Interest paid on the convertible notes is offset by service agreement fees received by the Company of an equal amount.

(13)     ASSET REVALUATION AND CLINIC RESTRUCTURING

         In the third quarter of 1999, the Company determined that it was necessary to create more stability for the Company by identifying those clinics that the Company believed were less likely to sustain a relationship with the Company in this changed health care environment and selling the corresponding assets. The Company intends to maintain clinics that it believes can prosper in the changed health care environment. This decision to downsize is intended to allow the Company to focus on strengthening the clinic operations and to position the Company to resume its growth. These steps will generate cash for the Company and result in a smaller company with clinics that are more stable, have the ability to grow and are committed to the mutual success of the physician groups and the Company.

         In the fourth quarter of 1997, the Company recorded a pre-tax charge to earnings of $83.4 million related to the revaluation of assets of seven of the Company's multi-specialty clinics. Included in the seven clinics were three clinic operations the Company determined to dispose of because of a variety of negative operating and market-specific issues. The pre-tax charge to earnings included $29.2 million related to write down of assets to be disposed of to fair value less costs to sell. The Company completed the disposal of one of these clinics in the first quarter of 1998, a second in the second quarter of 1998 and the third in the third quarter of 1998. Amounts received upon the dispositions approximated the post-charge net carrying value of those assets.

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

         In the third quarter of 1998, the Company recorded a net pre-tax asset revaluation charge of $92.5 million, which is comprised of a $103.3 million charge less the reversal of certain restructuring charges recorded in the first quarter of 1998. This third quarter charge related to deteriorating negative operating trends for three clinic operations which were included in the fourth quarter 1997 asset revaluation charge, and the corresponding decision to dispose of those assets. Two clinic dispositions were completed in the third quarter of 1998 and the remaining clinic disposition was completed in the first quarter of 1999, with amounts received upon disposition approximating post-charge net carrying value. Additionally, this charge provided for the disposition of assets of two clinics not included in the fourth quarter 1997 asset revaluation charge, and the revaluation of assets at another clinic that was being disposed of or restructured. The Company completed the disposal of two of these clinics in the third and fourth quarters of 1998 and amounts received upon the dispositions of net assets approximated the post-charge net carrying value. The Company completed the disposal of the remaining clinic in the fourth quarter of 1999 and asset recoveries of approximately $1.1 million were used to reduce the third quarter 1999 restructuring charge.

         In the fourth quarter of 1998, the Company recorded a pre-tax asset revaluation charge of $110.4 million. This charge related to adjustments of the carrying value of the Company's assets at two clinics as a result of agreements to sell certain assets associated with the related service agreements that are expected to be terminated. The sale of assets for one of these clinics was completed in the second quarter of 1999 and amounts received upon the disposition of net assets approximated the post-charge net carrying value. The second clinic disposition was completed in the third quarter of 1999, and an additional asset revaluation charge of approximately $2.2 million was recorded. The fourth quarter 1998 charge also provided for an adjustment to recognize the decline in future cash flows from the acquired physician practice management company, FPC, pursuant to SFAS
         121. Additionally, this charge provided for the write-off of goodwill recorded in connection with the MHG acquisition and the write down of certain assets to net realizable value and service agreement intangibles to fair value at another clinic.

         In the first quarter of 1999, asset recoveries totaling $1.9 million on clinics whose asset revaluation occurred in the fourth quarter of 1997 and third quarter of 1998 were used in the revaluation of certain assets associated with the FPC clinics.

         In the second quarter of 1999, the Company recorded a pre-tax asset revaluation charge of $13.7 million related to the sale of one clinic's operating assets and the pending sale of two clinics' operating assets and the termination of the related agreements with the affiliated groups. The factors impacting the decision to sell these assets and terminate the agreements with the affiliated physician groups were consistent with the factors described in the discussion of the third quarter 1999 asset revaluation charge below. The Company completed the disposal of the two clinics in the third quarter of 1999. Amounts received upon the dispositions of net assets approximated the post-charge net carrying value.

         The Company recorded pre-tax asset revaluation charges totaling approximately $390.3 million in the third quarter of 1999, consisting of $195.6 million related to assets held for sale, $2.2 million related to assets previously held for sale and $192.5 million related to impairment of long-lived assets. The Company recorded $195.6 million of asset revaluation charges related primarily to 17 clinics the Company had classified as assets held for sale. Three of the 17 clinics represented all of the Company's remaining operations considered to be "group formation clinics". Group formation clinics represented the Company's attempt to create multi-specialty groups by combining the operations of several small physician groups or individual physician practices. The remaining 14 clinics represented multi-specialty clinics that were being disposed because of a variety of negative operating and market issues, including those related to declining reimbursement for Medicare and commercial patient services, market position and clinic demographics, physician relations, physician turnover rates, declining physician incomes, physician productivity, operating results and ongoing viability of the existing medical group. In the fourth quarter, the Company completed the sale of assets and terminated the related service agreements of eight clinics. Amounts received upon the dispositions of net assets approximated the post-charge net carrying value, with the exception of one clinic whose asset revaluation occurred in third quarter of 1998. The sales proceeds from this clinic exceeded carrying value by approximately $1.1 million and this recovery was offset against the third quarter 1999 restructuring charge.

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

         In the third quarter of 1999, the Company determined to exit the most significant market in which PMC operates as a result of a variety of factors, including the loss of relationships with physicians in that market in the third quarter. In addition, of the remaining markets in which PMC operates, one was closed in the fourth quarter of 1999 and the others are not expected to generate significant cash flow as certain operations in these markets were closed in the fourth quarter of 1999 or are expected to be closed during 2000. These events impacted the estimated future cash flows relative to the goodwill recorded in the PMC acquisition and resulted in an asset impairment charge of approximately $20.0 million.

         In the fourth quarter of 1999, the Company recorded a net pre-tax asset revaluation charge of approximately $5.2 million, which is comprised of a $9.3 million charge less recovery of certain asset revaluation charges recorded in the fourth quarter of 1998 and third quarter of 1999. This charge related to the revaluation of certain assets associated with one clinic, the completed sale of one clinic's operating assets and the exiting and centralization of certain IPA markets in Florida. During the fourth quarter of 1999, the Company classified as held for sale two clinics that were included in the asset impairment charge taken in the third quarter of 1999 related to the impairment of long-lived assets of certain of its ongoing operating units. This determination was based upon correspondence received from the respective medical groups in the fourth quarter and the decline in the groups' stability and economic situation. The Company therefore determined to sell the clinic operating assets and terminate the agreements related to these clinics. As a result of calculating the net realizable values of the assets of these clinics, an additional net asset revaluation charge was taken with respect to one clinic of approximately $4.5 million, comprised of a $6.5 million charge less recovery of certain asset impairment charges recorded in the fourth quarter of 1998.

         Net revenue and pre-tax income (losses) from operations disposed of as of December 31, 1999 were $249.4 million and ($6.2 million) for the year ended December 31, 1999, $448.2 million and $9.7 million for the year ended December 31, 1998, and $435.1 million and $18.5 million for the year ended December 31, 1997, respectively. Net revenue and pre-tax income from the remaining operations held for sale at December 31, 1999 were $257.3 million and $5.7 million for the year ended December 31, 1999, $240.6 million and $9.7 million for the year ended December 31, 1998, and $203.3 million and $10.8 million for the year ended December 31, 1997, respectively.

         At December 31, 1999, net assets currently expected to be sold during the next 12 months totaled approximately $102.0 million after taking into account the charges discussed above relating to clinics with which the Company intends to terminate its affiliation. These net assets consisted of current assets, property and equipment, intangible assets and other assets less liabilities which are expected to be assumed by purchasers. Clinic net assets to be disposed of totaled $41.2 million at December 31, 1998, and consisted of current assets, property and equipment, intangibles and other assets less liabilities which were expected to be assumed by purchasers.

         Restructuring charges totaling $22.0 million were recorded in the first quarter of 1998 with respect to clinics that were being sold or restructured. These restructuring plans included the involuntary termination of 344 local clinic management and business office personnel. Approximately $10.8 million of restructuring liabilities from the first quarter 1998 restructuring charge were reversed against the third quarter 1998 asset revaluation charge as the Company determined to dispose of certain clinic operations that were originally anticipated to be restructured. In 1999, the Company adopted and implemented restructuring plans and recorded net pre-tax restructuring charges totaling approximately $21.8 million with respect to operations that were being sold or shut down, of which approximately $9.5 million was recorded in the first quarter, $675,000 was recorded in the second quarter, a net $3.1 million was recorded in the third quarter and $8.5 million was recorded in the fourth quarter. The net third quarter charge of $3.1 million was comprised of a $4.2 million charge less recovery of certain asset revaluation charges recorded in the third quarter of 1998 due to sales proceeds exceeding carrying value. These restructuring plans included the involuntary termination of 382 local clinic and IPA management and business office personnel and such terminations are expected to be completed over the next six months. The Company estimates that approximately $7.3 million of the remaining liabilities at December 31, 1999 will be paid out during the next 12 months. The remaining $700,000 primarily relates to long term lease commitments. The following table summarizes the restructuring accrual and payment activity for 1999 and 1998 (in thousands):

                                            FACILITY &
                                              LEASE       SEVERANCE      OTHER
                                           TERMINATION   & RELATED       EXIT
                                              COSTS         COSTS        COSTS       TOTAL
                                              -----         -----        -----       -----
         Balances at December 31, 1997       $     --      $    --     $     --     $     --
             1998 Charges                      15,316        4,611        2,073       22,000
             Reversal of charge               (10,774)          --           --      (10,774)
             Payments                          (3,033)      (2,690)      (1,398)      (7,121)
             Other re-allocations                (769)        (208)         977           --
                                             --------      -------     --------     --------
         Balances at December 31, 1998            740        1,713        1,652        4,105
             1999 Charges                       4,320        5,119       12,308       21,747
             Transfer of excess
                 asset impairment charge          550          325          250        1,125
             Payments                          (1,812)      (4,922)     (12,248)     (18,982)
             Other re-allocations              (1,154)         146        1,008           --
                                             --------      -------     --------     --------
         Balances at December 31, 1999       $  2,644      $ 2,381     $  2,970     $  7,995
                                             ========      =======     +=======     ========

(14)     MERGER EXPENSES

         The Company recorded a pre-tax charge to earnings of approximately $14.2 million in the first quarter of 1998 relating to the termination of its merger agreement with MedPartners, Inc. This charge represents the Company's share of investment banking, legal, travel, accounting and other expenses incurred during the merger negotiation process.

(15)     INCOME TAX EXPENSE

         Income tax expense (benefit) for the years ended December 31, 1999, 1998 and 1997, consists of (in thousands):

                         1999          1998          1997
                       --------      --------      --------
         Current:
           Federal     $     --      $    300      $ 12,724
           State          1,963         2,821         3,051
         Deferred:
           Federal       52,585       (42,124)      (10,391)
           State         (1,230)         (887)          714
                       --------      --------      --------
                       $ 53,318      ($39,890)     $  6,098
                       ========      ========      ========

         For federal income tax purposes, the Company receives a deduction arising from the exercise of non-qualified stock options equal to the difference between the fair market value at date of exercise and the exercise price. This tax benefit was recorded as a credit to common stock in the amount of $4,686,000 and $5,464,000 in 1998 and 1997, respectively. No such tax benefit was recorded in 1999.

         Total income tax expense (benefit) differed from the amount computed by applying the U.S. federal income tax rate of 35 percent in 1999, 1998 and 1997 to earnings (loss) before income taxes as a result of the following (in thousands):

                                                           1999          1998         1997
                                                         ---------      --------      -------
         Computed "expected" tax expense (benefit)       ($136,923)     ($52,968)     $ 3,257
         Increase (reduction) in income taxes
           resulting from:
              Change in valuation allowance                146,634            --           --
              State income taxes, net of federal
                income tax benefit                             477         1,257        2,447
              Amortization of nondeductible goodwill         5,737         4,103          791
              Nondeductible goodwill written off            32,034         8,582           --
              Other, net                                     5,359          (864)        (397)
                                                         ---------      --------      -------
              Total income tax expense (benefit)         $  53,318      ($39,890)     $ 6,098
                                                         =========      ========      =======

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are presented below (in thousands):

                                                                     1999         1998
                                                                   --------     --------
         Deferred tax assets:
           Clinic service agreements                               $ 50,046     $     --
            Reserves (including incurred but not reported
             self-insurance claims)                                  35,486       39,241
           Operating loss carryforwards                             116,482       88,959
           Cash to accrual adjustment                                 9,923       11,476
           Other                                                      1,923        6,717
                                                                   --------     --------
             Total gross deferred tax asset                         213,860      146,393
         Valuation allowance                                        190,153       43,519
                                                                   --------     --------
             Net deferred tax assets                                 23,707      102,874
                                                                   --------     --------
         Deferred tax liabilities:
           Plant and equipment, principally due to differences
              in depreciation                                         7,600       14,430
           Capital leases                                             5,175        4,339
           Clinic service agreements                                     --       41,626
           Prepaid expenses                                           1,429        1,634
           Income from partnerships                                   5,893        3,336
           Accounts receivable                                        1,661        2,853
           Other                                                      1,949        1,910
                                                                   --------     --------
             Total gross deferred tax liabilities                    23,707       70,128
                                                                   --------     --------
             Net deferred tax assets                               $     --     $ 32,746
                                                                   ========     ========


         The significant components of the deferred tax expense (benefit) as of December 31, 1999 and 1998 are as follows (in thousands):

                                                                 1999          1998
                                                               --------      --------
         Change in net deferred tax assets (liabilities)       $ 32,746      ($59,986)
         Expense resulting from tax benefits allocated
              to reduce intangible assets                        35,221            --
         Benefit resulting from release of reserves upon
              settlement of Internal Revenue Service exams       (3,697)           --
         Utilization of net operating loss carryback            (13,666)           --
         Deferred taxes of acquired entities                         --        16,975
         Other                                                      751            --
                                                               --------      --------
             Deferred tax expense (benefit)                    $ 51,355      ($43,011)
                                                               ========      ========

         The net change in the total valuation allowance for the year ended December 31, 1999, which primarily relates to federal and state net operating loss carryforwards and expenses relating to the provision for asset revaluation and restructuring charges not expected to be deductible for federal and state tax purposes, was an increase of $146,634,000. As of December 31, 1999, the Company had approximately $296,964,000 of federal and $281,929,000 of state net operating loss carryforwards which begin to expire in 2007. The utilization of these carryforwards is subject to the future level of taxable income of the Company and its applicable subsidiaries. However, the Company believes the realization of the deferred tax assets is not more likely than not to occur based on the historical results and industry trends. Refundable federal and state income taxes totaled approximately $600,000 and $13,968,000 at December 31, 1999 and 1998, respectively.

         During 1999, the Company favorably resolved its outstanding Internal Revenue Service ("IRS") examinations for the years 1988 through 1995. The IRS had proposed adjustments relating to the timing of recognition for tax purposes of certain revenue and deductions related to accounts receivable, the Company's relationship with affiliated physician groups, and various other timing differences. The tax years 1988 through 1995 have been closed with respect to all issues without a material financial impact.

         The Company is currently under examination by the IRS for the years 1996 through 1998. Additionally, two subsidiaries are currently under examination for the 1995 and 1996 tax years. The Company acquired the stock of these subsidiaries during 1996. For the years under audit, and potentially, for subsequent years, any such adjustments could result in material cash payments by the Company. Any successful adjustment by the IRS would cause an interest expense to be incurred. PhyCor does not believe the resolution of this matter will have a material adverse effect on its financial condition, although there can be no assurance as to the outcome of this matter. In August 1999, the Company received a $13.7 million tax refund as a result of applying the 1998 loss carryback to recover taxes paid in 1996 and 1997. The Company has approximately $297.0 million in federal net operating loss carryforwards; accordingly, the Company does not expect to pay current federal income taxes for the foreseeable future.

(16)     EMPLOYEE BENEFIT PLANS

         As of January 1, 1989, the Company adopted the PhyCor, Inc. Savings and Profit Sharing Plan. The Plan is a defined contribution plan covering the majority of employees. Company contributions are based on specified percentages of employee compensation. The Company funds contributions as accrued. The plan expense for 1999, 1998 and 1997 amounted to $15,417,000, $14,012,000, and $10,245,000, respectively. Approximately
         $803,000 of the increase in 1998 plan expense was due to 1998 acquisitions and the timing of 1997 acquisitions.

         In connection with certain of the Company's acquisitions, the Company adopted defined contribution employee retirement plans previously sponsored solely by the physician groups. The Company has recognized as expense its required contributions to be made to the plans of approximately $7,727,000, $7,632,000, and $4,789,000 relative to its employees for 1999, 1998 and 1997, respectively. Approximately $1,900,000 of the increase in 1998 plan expense was due to 1998 acquisitions and the timing of 1997 acquisitions.

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

         The Company is also committed to provide, under certain circumstances, advances to physician groups to principally finance the recruitment of new physicians. These advances will be repaid out of the physician groups' share of future clinic revenue. At December 31, 1999 and 1998, $1,521,000 and $2,883,000, respectively, of such advances were outstanding.

         (c)      Litigation

         The Company and certain of its current and former officers and directors, Joseph C. Hutts, Derril W. Reeves, Thompson S. Dent, Richard
         D. Wright and John K. Crawford (neither Mr. Wright nor Mr. Crawford are presently with the Company) have been named defendants in 10 securities fraud class actions filed between September 8, 1998 and June 24, 1999. The factual allegations of the complaints in all 10 actions are substantially identical and assert that during various periods between April 22, 1997 and September 22, 1998, the defendants issued false and misleading statements which materially misrepresented the earnings and financial condition of the Company and its clinic operations and misrepresented and failed to disclose various other matters concerning the Company's operations in order to conceal the alleged failure of the Company's business model. Plaintiffs further assert that the alleged misrepresentations caused the Company's securities to trade at inflated levels while the individual defendants sold shares of the Company's stock at such levels. In each of the actions, the plaintiff seeks to be certified as the representative of a class of all persons similarly situated who were allegedly damaged by the defendants' alleged violations during the "class period." Each of the actions seeks damages in an indeterminate amount, interest, attorneys' fees and equitable relief, including the imposition of a trust upon the profits from the individual defendants' trades.

         The federal court actions have been consolidated in the U.S. District Court for the Middle District of Tennessee. Defendants' motion to dismiss was denied and the case is now in the discovery stage of the litigation. The state court actions were consolidated in Davidson County, Tennessee. The Plaintiffs' original consolidated class action complaint in state court was dismissed for failure to state a claim. Plaintiffs, however, were granted leave to file an amended complaint. The amended complaint filed by Plaintiffs asserted, in addition to the original Tennessee Securities Act claims, that Defendants had also violated Sections 11 and 12 of the Securities Act of 1933 for alleged misleading statements in a prospectus released in connection with the CareWise acquisition. Defendants removed this case to federal court and have filed an answer. Defendants anticipate that this case will eventually be consolidated with the original federal consolidated action. The Company believes that it has meritorious defenses to all of the claims, and is vigorously defending against these actions. There can be no assurance, however, that such defenses will be successful or that the lawsuits will not have a material adverse effect on the Company. The Company's Restated Charter provides that the Company shall indemnify the officers and directors for any liability arising from these suits unless a final judgment establishes liability (a) for a breach of the duty of loyalty to the Company or its shareholders, (b) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law or (c) for an unlawful distribution.

         On February 2, 1999, Prem Reddy, M.D., the former majority shareholder of PrimeCare, a medical network management company acquired by the Company in May 1998, filed suit against the Company and certain of its current and former executive officers in the United States District Court for the Central District of California. The complaint asserts fraudulent inducement relating to the PrimeCare transaction and that the defendants issued false and misleading statements which materially misrepresented the earnings and financial condition of the Company and its clinic operations and misrepresented and failed to disclose various other matters concerning the Company's operations in order to conceal the alleged failure of the Company's business model. The plaintiff is seeking rescission of the merger agreement and return of all proceeds from the operations of PrimeCare. In addition, the plaintiff is seeking compensatory and punitive damages in an indeterminate amount, interest, attorneys' fees and equitable relief, including the imposition of a trust upon the profits from the individual defendants' trades. A trial date of June 20, 2000 has been set for this litigation. Although the Company believes it has meritorious defenses to all of the claims and is vigorously defending this suit, there can be no assurance that it will not have a material adverse effect on the Company.

         Three clinics are challenging the enforceability of their service agreements with our subsidiaries in court. In August 1999, Medical Arts Clinic Association ("Medical Arts") filed suit against the Company in the District Court of Navarro County, Texas, which complaint has been subsequently amended. PhyCor's motion to remove this case to Federal District Court for the Northern District of Texas is currently pending. Medical Arts is seeking damages for breach of contract and rescission of the service agreement and declaratory relief regarding the enforceability of the service agreement alleging it is null and void on several grounds, including but not limited to, the violation of state law provisions as to the corporate practice of medicine and fee splitting. In December 1999, the Company filed suit in Davidson County, Tennessee seeking declaratory relief that our service agreement with Murfreesboro Medical Clinic, P.A. ("Murfreesboro Medical") was enforceable or alternatively seeking damages for anticipatory breach. Murfreesboro Medical then filed a motion to dismiss our suit which was denied. Simultaneously, Murfreesboro Medical filed suit in Circuit Court in Rutherford County, Tennessee, claiming breach of the service agreement by the Company and seeking a declaratory judgment that the service agreement was unenforceable. Pursuant to a motion by the Company, the Rutherford County lawsuit has been dismissed. The Davidson County suit is still pending. In January 2000, South Texas Medical Clinics, P.A. ("South Texas") filed suit against PhyCor of Wharton, L.P. in the State District Court in Fort Bend County, Texas. South Texas is seeking a declaratory judgment that the service agreement is unenforceable as a matter of law because it violates the Texas Health and Safety Code relating to the corporate practice of medicine and fee splitting. In the alternative, South Texas seeks to have the agreements declared void alleging, among other things, fraud in the inducement and breach of contract by PhyCor. PhyCor has filed a motion to remove this case to Federal District Court for the Southern District of Texas. The terms of the service agreements provide that the agreements shall be modified if the laws are changed, modified or interpreted in a way that requires a change in the agreements. Although PhyCor is vigorously defending the enforceability of the structure of its management fee and service agreements against these suits, there can be no assurance that these suits will not have a material adverse effect on the Company.

         The previously disclosed litigation involving Clark-Holder Clinic, P.A. was dismissed with prejudice in PhyCor's favor by order of the Court dated October 17, 1999. Similarly, all of the litigation involving the Holt-Krock Clinic, P.L.C. and certain related physicians was dismissed by the Chancery Court of Sebastian County, Arkansas with prejudice on August 3, 1999 in connection with the settlement agreement entered between the Company and Sparks Medical Center. Finally, all of the litigation involving the White-Wilson Medical Center, P.A. was dismissed with prejudice pending final settlement and the parties settled all related matters on March 27, 2000 (unaudited).

         The U.S. Department of Labor (the "Department") is conducting an investigation of the administration of the PhyCor, Inc. Savings and Profit Sharing Plan (the "Plan"). The Department has not completed its investigation, but has raised questions involving certain administrative practices of the Plan in early 1998. The Department has not recommended enforcement action against PhyCor or identified an amount of liability or penalty that could be assessed against PhyCor. Based on the nature of the investigation, PhyCor believes that its financial exposure is not material. PhyCor intends to cooperate with the Department's investigation. There can be no assurance, however, that PhyCor will not have a monetary penalty imposed against it.

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

         (e)       Letters of credit

         On behalf of certain of the Company's affiliated IPAs, the Company has been required to issue letters of credit to managed care payors to help ensure payment of health care costs for which the affiliated IPAs have assumed responsibility. At December 31, 1999, letters of credit aggregating $6.0 million were outstanding under the credit facility for the benefit of managed care payors. No draws on any of these letters of credit have occurred to date. The Company would ask reimbursement from an IPA if there was a draw on a letter of credit. The Company is exposed to losses if a letter of credit is drawn upon and the Company is unable to obtain reimbursement from the IPA.

         (f)       Contingent consideration

         In connection with the acquisition of clinic operating assets, the Company is contingently obligated to pay an estimated additional $30,506,000 in future years, depending on the achievement of certain financial and operational objectives by the related physician groups. Such liability, if any, will be recorded in the period in which the outcome of the contingencies become known. Any payment made will be recorded to clinic service agreements and will not immediately be charged to expense.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to the executive officers of the Company is set forth in the Company's Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 31, 2000 under the caption "Executive Compensation Executive Officers of the Company" and is incorporated herein by reference. Information with respect to the directors of the Company is set forth in the Company's Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 31, 2000 under the caption "Election of Directors" and is incorporated herein by reference. Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the Company's Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 31, 2000 under the caption "Compliance With Reporting Requirements of the Exchange Act" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to executive compensation is set forth in the Company's Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 31, 2000 under the caption "Executive Compensation" and is incorporated herein by reference, except that the Comparative Performance Graph and the Compensation Committee Report on Executive Compensation included in the Definitive Proxy Statement are expressly not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to the security ownership of certain beneficial owners and management is set forth in the Company's Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 31, 2000 under the caption "Voting Securities and Principal Holders Thereof" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions is set forth in the Company's Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 31, 2000 under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.

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

         (3)       Exhibits:

EXHIBIT
NUMBER             DESCRIPTION OF EXHIBITS
------             -----------------------

3.1      --        Amended Bylaws of the Company (1)
3.2      --        Restated Charter of the Company (1)
3.3      --        Amendment to Restated Charter of the Company (2)
3.4      --        Amendment to Restated Charter of the Company (3)
4.1      --        Form of 4.5% Convertible Subordinated Debenture due 2003(4)
4.2      --        Form of Indenture by and between the Company and First
                   American National Bank, N.A. (4)
10.1     --        Form of Amended and Restated Employment Agreements dated
                   August 1, 1997 entered into by each of Messrs. Hutts, Reeves and Dent (5)
10.2     --        Company's Amended 1988 Incentive Stock Plan (5)
10.3     --        Company's Amended 1992 Non-Qualified Stock Option Plan for
                   Non-Employee Directors (5)
10.4     --        Company's 1991 Amended Employee Stock Purchase Plan (6)
10.5     --        Company's Savings and Profit Sharing Plan (6)
10.6     --        Third Amended and Restated Revolving Credit Agreement dated as of January 28, 2000, among the Company, the Banks named therein and Citibank USA, Inc.(7)
10.7     --        Service Agreement, dated as of January 17, 1997, by and
                   between PhyCor of Hawaii, Inc. and Straub Clinic & Hospital,
                   Inc. (8)
10.8     --        Supplemental Executive Retirement Plan (5)
10.9     --        Company's 1999 Incentive Stock Plan (9)
21       --        List of subsidiaries of the Company(9)
23       --        Consent of KPMG LLP(9)
27       --        Financial Data Schedule for fiscal year ended December 31,
                   1999 (for SEC use only) (9)

(1) Incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 1994, Commission No. 0-19786.
(2) Incorporated by referenced to exhibits filed with the Company's Registration Statement on Form S-3, Commission No. 33-93018.
(3) Incorporated by referenced to exhibits filed with the Company's Registration Statement on Form S-3, Commission No. 33-98528.
(4) Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-3, Registration No. 333-328.
(5) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1997, Commission No. 0-19786.
(6) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1993, Commission No. 0-19786.
(7) Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated January 31, 2000.
(8) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1991, Commission No. 0-19786.
(9)      Filed herewith.

                  EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS


The following is a list of all executive compensation plans and arrangements filed as exhibits to this Annual Report on Form 10-K:

         (1) Form of Amended Employment Agreement, dated as of August 1, 1997, between the Company and each of Messrs. Hutts, Reeves and Dent (filed as Exhibit 10.1)

         (2)      Company's Amended 1988 Incentive Stock Plan (filed as Exhibit
                  10.2)

         (3) Company's Amended 1992 Non-Qualified Stock Option Plan for Non-Employee Directors (filed as Exhibit 10.3)

         (4)      Supplemental Executive Retirement Plan (filed as Exhibit 10.8)

         (5)      Company's 1999 Incentive Stock Plan (filed as Exhibit 10.9)

(b)      Reports on Form 8-K

         Not applicable.

(c)      Exhibits

         The response to this portion of Item 14 is submitted as a separate section of this report. See Item 14(a)(3)

(d)      Financial Statement Schedules

         The response to this portion of Item 14 is submitted as a separate section of this report. See Item 14(a)(2).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Nashville, State of Tennessee, on March 30, 2000.
                                    PHYCOR, INC.

                                    By: /s/ JOSEPH C. HUTTS
                                        ----------------------------------------
                                        Joseph C. Hutts
                                        Chairman of the Board
                                        and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the date indicated.



/s/      JOSEPH C. HUTTS            Chairman of the Board, Chief Executive      March 30, 2000
------------------------------      Officer (Principal Executive Officer)
         Joseph C. Hutts            and Director


/s/      THOMPSON S. DENT           President, Chief Operating Officer and      March 30, 2000
------------------------------      Director
         Thompson S. Dent


/s/      DERRIL W. REEVES           Vice Chairman, Chief Development Officer    March 30, 2000
------------------------------      and Director
         Derril W. Reeves


/s/      TARPLEY B. JONES           Executive Vice President and                March 30, 2000
------------------------------      Chief Financial Officer
         Tarpley B. Jones


/s/      JOEL ACKERMAN              Director                                    March 30, 2000
------------------------------
         Joel Ackerman


/s/      RONALD B. ASHWORTH         Director                                    March 30, 2000
------------------------------
         Ronald B. Ashworth


/s/      SAM A. BROOKS, JR.         Director                                    March 30, 2000
------------------------------
         Sam A. Brooks, Jr.


/s/      WINFIELD DUNN              Director                                    March 30, 2000
------------------------------
         Winfield Dunn


/s/      C. SAGE GIVENS             Director                                    March 30, 2000
------------------------------
         C. Sage Givens


/s/      JOSEPH A. HILL, M.D.       Director                                    March 30, 2000
------------------------------
         Joseph A. Hill, M.D.


/s/      KAY COLES JAMES            Director                                    March 30, 2000
------------------------------
         Kay Coles James


/s/      JAMES A. MONCRIEF, M.D.    Director                                    March 30, 2000
------------------------------
         James A. Moncrief, M.D.


/s/      RODMAN W. MOORHEAD, III    Director                                    March 30, 2000
------------------------------
         Rodman W.  Moorhead, III

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
PhyCor, Inc.:

Under date of February 17, 2000, we reported on the consolidated balance sheets of PhyCor, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999, as contained in the 1999 annual report to shareholders. These consolidated financial statements and our report thereon are included in the Annual Report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                    /s/      KPMG LLP

Nashville, Tennessee
February 17, 2000

                          PHYCOR, INC. AND SUBSIDIARIES

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS




                                        BEGINNING   ADDITIONS                           ENDING
                                         BALANCE     EXPENSE    DEDUCTIONS   OTHER(1)  BALANCE
                                         -------     -------    ----------   --------  -------
ALLOWANCE FOR DOUBTFUL ACCOUNTS AND
CONTRACTUAL ADJUSTMENTS (IN THOUSANDS)

     December 31, 1997                   $134,556   1,090,329   (1,050,164)   33,813   208,534
                                         ========   =========   ==========    ======   =======

     December 31, 1998                   $208,534   1,419,501   (1,432,358)   35,108   230,785
                                         ========   =========   ==========    ======   =======

     December 31, 1999                   $230,785   1,468,674   (1,601,421)   68,382   166,420
                                         ========   =========   ==========    ======   =======

(1) Represents allowances of acquisitions, dispositions and operations held for sale


                 See accompanying independent auditors' report.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER             DESCRIPTION OF EXHIBITS
------             -----------------------

3.1      --        Amended Bylaws of the Company (1)
3.2      --        Restated Charter of the Company (1)
3.3      --        Amendment to Restated Charter of the Company (2)
3.4      --        Amendment to Restated Charter of the Company (3)
4.1      --        Form of 4.5% Convertible Subordinated Debenture due 2003(4)
4.2      --        Form of Indenture by and between the Company and First
                   American National Bank, N.A. (4)
10.1     --        Form of Amended and Restated Employment Agreements dated
                   August 1, 1997 entered into by each of Messrs. Hutts, Reeves and Dent (5)
10.2     --        Company's Amended 1988 Incentive Stock Plan (5)
10.3     --        Company's Amended 1992 Non-Qualified Stock Option Plan for
                   Non-Employee Directors (5)
10.4     --        Company's 1991 Amended Employee Stock Purchase Plan (6)
10.5     --        Company's Savings and Profit Sharing Plan (6)
10.6     --        Third Amended and Restated Revolving Credit Agreement dated as of January 28, 2000, among the Company, the Banks named therein and Citibank USA, Inc.(7)
10.7     --        Service Agreement, dated as of January 17, 1997, by and
                   between PhyCor of Hawaii, Inc. and Straub Clinic & Hospital,
                   Inc. (8)
10.8     --        Supplemental Executive Retirement Plan (5)
10.9     --        Company's 1999 Incentive Stock Plan (9)
21       --        List of subsidiaries of the Company(9)
23       --        Consent of KPMG LLP(9)
27       --        Financial Data Schedule for fiscal year ended December 31,
                   1999 (for SEC use only) (9)

(1) Incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 1994, Commission No. 0-19786.
(2) Incorporated by referenced to exhibits filed with the Company's Registration Statement on Form S-3, Commission No. 33-93018.
(3) Incorporated by referenced to exhibits filed with the Company's Registration Statement on Form S-3, Commission No. 33-98528.
(4) Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-3, Registration No. 333-328.
(5) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1997, Commission No. 0-19786.
(6) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1993, Commission No. 0-19786.
(7) Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated January 31, 2000.
(8) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1991, Commission No. 0-19786.
(9)      Filed herewith.