Form 10-Q
period 2000-03-31
PHYCOR INC /TN/
filed 2000-05-15
CIK 881400

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         As of May 12, 2000, 73,768,467 shares of the Registrant's Common Stock were outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          PHYCOR, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                March 31, 2000 (unaudited) and December 31, 1999
                    (All amounts are expressed in thousands)

                                                                                 2000             1999
                                                                             -----------      -----------
ASSETS

Current assets:
     Cash and cash equivalents - unrestricted                                $    39,192      $    31,093
     Cash and cash equivalents - restricted                                       32,127           29,619
     Accounts receivable, net                                                    215,003          230,513
     Inventories                                                                  10,831           11,384
     Prepaid expenses and other current assets                                    62,320           53,002
     Assets held for sale, net                                                    92,008          101,988
                                                                             -----------      -----------
                  Total current assets                                           451,481          457,599
Property and equipment, net                                                      141,207          156,091
Intangible assets, net                                                           500,020          522,742
Other assets                                                                      60,735           58,493
                                                                             -----------      -----------
                  Total assets                                               $ 1,153,443      $ 1,194,925
                                                                             ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current installments of long-term debt                                  $     4,197      $     3,424
     Current installments of obligations under capital leases                      3,109            3,746
     Accounts payable                                                             37,806           34,963
     Due to physician groups                                                      32,713           30,142
     Purchase price payable                                                       12,356           20,711
     Salaries and benefits payable                                                22,884           25,544
     Incurred but not reported claims payable                                     49,742           45,124
     Accrued restructuring reserves                                                7,415            7,995
     Other accrued expenses and current liabilities                               75,232           92,843
                                                                             -----------      -----------
                  Total current liabilities                                      245,454          264,492
Long-term debt, excluding current installments                                   256,818          247,861
Obligations under capital leases, excluding current installments                   1,302            1,540
Purchase price payable                                                               265               50
Deferred credits and other liabilities                                            28,236           29,808
Convertible subordinated notes payable to physician groups                         2,148            6,839
Convertible subordinated notes and debentures                                    300,438          298,750
                                                                             -----------      -----------
                  Total liabilities                                              834,661          849,340
Minority interest in earnings of consolidated partnerships                           750            2,082
Shareholders' equity:
     Preferred stock, no par value; 10,000 shares authorized:                         --               --
     Common stock, no par value; 250,000 shares authorized; issued
         and outstanding 73,515 shares in 2000 and 73,479 shares in 1999         834,378          834,276
     Accumulated deficit                                                        (516,346)        (490,773)
                                                                             -----------      -----------
                  Total shareholders' equity                                     318,032          343,503
                                                                             -----------      -----------
                  Total liabilities and shareholders' equity                 $ 1,153,443      $ 1,194,925
                                                                             ===========      ===========

See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                   Three months ended March 31, 2000 and 1999
     (All amounts are expressed in thousands, except for earnings per share)
                                   (Unaudited)

                                                                                   THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                  ------------------------
                                                                                    2000           1999
                                                                                  ---------      ---------
Net revenue                                                                       $ 309,496      $ 416,544
Operating expenses:
     Cost of provider services                                                       60,835         57,092
     Salaries, wages and benefits                                                    97,617        133,088
     Supplies                                                                        40,813         60,600
     Purchased medical services                                                       7,297         10,241
     Other expenses                                                                  46,333         58,232
     General corporate expenses                                                       7,584          8,643
     Rents and lease expense                                                         23,045         32,714
     Depreciation and amortization                                                   17,298         24,770
     Provision for asset revaluation, restructuring and refinancing                  23,777          9,513
                                                                                  ---------      ---------

     Net operating expenses                                                         324,599        394,893
                                                                                  ---------      ---------
         Earnings (loss) from operations                                            (15,103)        21,651

Other (income) expense:
     Interest income                                                                 (1,460)        (1,013)
     Interest expense                                                                10,066          9,865
                                                                                  ---------      ---------
         Earnings (loss) before income taxes and
              minority interest                                                     (23,709)        12,799

Income tax expense                                                                      328          5,237
Minority interest in earnings of consolidated partnerships                            1,536          4,774
                                                                                  ---------      ---------
         Net earnings (loss)                                                      $ (25,573)     $   2,788
                                                                                  =========      =========
Earnings (loss) per share:
     Basic                                                                        $   (0.35)     $    0.04
     Diluted                                                                          (0.35)          0.04
                                                                                  =========      =========
Weighted average number of shares and dilutive share equivalents outstanding:
         Basic                                                                       73,479         75,943
         Diluted                                                                     73,479         77,560
                                                                                  =========      =========


See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                   Three months ended March 31, 2000 and 1999
                    (All amounts are expressed in thousands)
                                   (Unaudited)

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                           ----------------------
                                                                             2000          1999
                                                                           --------      --------
Cash flows from operating activities:
   Net earnings (loss)                                                     $(25,573)     $  2,788
   Adjustments to reconcile net earnings (loss) to net cash
     provided by operating activities:
       Depreciation and amortization                                         17,298        24,770
       Minority interests                                                     1,536         4,774
       Provision for asset revaluation, restructuring and refinancing        23,777         9,513
       Accretion of convertible subordinated notes                            1,688            --
       Increase (decrease) in cash, net of effects of acquisitions and dispositions, due to changes in:
           Accounts receivable, net                                           2,844       (17,653)
           Inventories                                                         (205)          215
           Prepaid expenses and other current assets                         (4,501)      (12,445)
           Accounts payable                                                  (1,187)        6,821
           Due to physician groups                                            2,838         9,207
           Incurred but not reported claims payable                           5,258         2,194
           Accrued restructuring reserves                                    (4,213)       (2,675)
           Other accrued expenses and current liabilities                   (17,821)        2,361
                                                                           --------      --------
               Net cash provided by operating activities                      1,739        29,870
                                                                           --------      --------
Cash flows from investing activities:
   Dispositions (acquisitions), net                                          15,703       (30,893)
   Purchase of property and equipment                                        (8,885)      (14,349)
   Proceeds (payments) for other assets                                       1,313        (3,093)
                                                                           --------      --------
               Net cash provided (used) by investing activities               8,131       (48,335)
                                                                           --------      --------
Cash flows from financing activities:
   Net proceeds from issuance of common stock                                    61           870
   Proceeds from long-term borrowings                                        10,000        26,000
   Repayment of long-term borrowings                                         (3,662)       (3,231)
   Repayment of obligations under capital leases                               (828)       (2,146)
   Distributions of minority interests                                       (2,868)       (3,015)
   Loan costs incurred                                                       (1,966)         (771)
                                                                           --------      --------
               Net cash provided by financing activities                        737        17,707
                                                                           --------      --------
Net increase (decrease) in cash and cash equivalents                         10,607          (758)

Cash and cash equivalents - beginning of period                              60,712        74,314
                                                                           --------      --------
Cash and cash equivalents  - end of period                                 $ 71,319      $ 73,556
                                                                           ========      ========

See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows, Continued
                   Three months ended March 31, 2000 and 1999
                    (All amounts are expressed in thousands)
                                   (Unaudited)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                         ----------------------
                                                                           2000          1999
                                                                         --------      --------
SUPPLEMENTAL SCHEDULE OF INVESTING ACTIVITIES:
Effects of acquisitions and dispositions, net:
   Assets acquired, net of cash                                          $   (895)     $ (9,055)
   Liabilities paid, including deferred purchase price
      payments                                                             (4,670)      (21,478)
   Cancellation of common stock                                                --          (360)
   Cash received from disposition of clinic assets                         21,268            --
                                                                         --------      --------
         Dispositions (acquisitions), net                                $ 15,703      $(30,893)
                                                                         ========      ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Notes receivable received from disposition of clinic assets           $ 10,395      $  4,810
                                                                         ========      ========
















See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                   Three months ended March 31, 2000 and 1999

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

       These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(2)    NET REVENUE

       Net revenue of the Company is comprised of net clinic service agreement revenue, IPA management revenue, net hospital revenues and other operating revenues. Clinic service agreement revenue is equal to the net revenue of the clinics, less amounts retained by physician groups. Net clinic revenue recorded by the physician groups is recorded at established rates reduced by provisions for doubtful accounts and contractual adjustments. Contractual adjustments arise as a result of the terms of certain reimbursement and managed care contracts. Such adjustments represent the difference between charges at established rates and estimated recoverable amounts and are recognized in the period the services are rendered. Any differences between estimated contractual adjustments and actual final settlements under reimbursement contracts are recognized as contractual adjustments in the year final settlements are determined. With the exception of certain clinics acquired as a part of the First Physician Care, Inc. (FPC) acquisition, the physician groups rather than the Company enter into managed care contracts. Through calculation of its service fees, the Company shares indirectly in any capitation risk assumed by its affiliated physician groups.

                                                                     (Continued)

                          PHYCOR, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

       IPA management revenue is equal to the difference between the amount of capitation and risk pool payments payable to the IPAs managed by the Company less amounts retained by the IPAs. The Company has not historically been a party to capitated contracts entered into by the IPAs, but is exposed to losses to the extent of its share of deficits, if any, of the capitated revenue of the IPAs. At March 31, 2000, the Company had underwritten letters of credit totaling $2.1 million for the benefit of certain managed care payors to help ensure payment of costs for which the Company's affiliated IPAs are responsible. The Company is exposed to losses if a letter of credit is drawn upon and the Company is unable to obtain reimbursement from the IPA. Through the PrimeCare International, Inc. (PrimeCare) and The Morgan Health Group, Inc. (MHG) acquisitions, the Company became a party to certain managed care contracts. Accordingly, the cost of provider services for the PrimeCare and MHG contracts is not included as a deduction to net revenue of the Company but is reported as an operating expense. The Company had terminated all payor contracts relating to MHG and commenced closing its MHG operations by April 30, 1999. The Company expects to complete the closure of MHG by the end of 2000.

       The following table represents amounts included in the determination of net revenue (in thousands):

                                                                             THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                            ---------------------
                                                                              2000         1999
                                                                            --------     --------
       Gross physician group, hospital and other revenue                    $643,704     $909,669
       Less:
           Provisions for doubtful accounts and contractual adjustments      284,903      383,594
                                                                            --------     --------
           Net physician group, hospital and other revenue                   358,801      526,075
       IPA revenue                                                           269,684      269,160
                                                                            --------     --------
                Net physician group, hospital, IPA and other
                   revenue                                                   628,485      795,235
       Less amounts  retained by physician group and
           IPAs:
           Physician groups                                                  117,936      182,624
           Clinic technical employee compensation                             18,266       23,290
           IPAs                                                              182,787      172,777
                                                                            --------     --------
                Net revenue                                                 $309,496     $416,544
                                                                            ========     ========



                                                                     (Continued)

                          PHYCOR, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

(3)    BUSINESS SEGMENTS

       The Company has two reportable segments based on the way management has organized its operations: physician clinics and IPAs. The Company derives its revenues primarily from operating multi-specialty medical clinics and managing IPAs (see Note 2). In addition, the Company provides health care decision-support services and operates two hospitals that do not meet the quantitative thresholds for reportable segments and therefore have been aggregated within the corporate and other category.

       The Company evaluates performance based on earnings from operations before asset revaluation, restructuring and refinancing charges, minority interest and income taxes. The following is a financial summary by business segment for the periods indicated (in thousands):

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                     --------------------------
                                                                        2000             1999
                                                                     ---------      -----------
       Multi-specialty clinics:
           Net revenue                                               $ 207,258      $   306,995
           Operating expenses(1)                                       187,201          277,990
           Interest income                                              (1,451)            (476)
           Interest expense                                             12,557           20,460
           Earnings before taxes and minority interest(1)                8,951            9,021
           Depreciation and amortization                                11,972           19,669
           Segment assets                                              742,970        1,418,420

       IPAs:
           Net revenue                                                  86,897           96,383
           Operating expenses(1)                                        91,379           85,179
           Interest income                                                (636)            (644)
           Interest expense                                              2,259            2,721
           Earnings (loss) before taxes and minority interest(1)        (6,105)           9,127
           Depreciation and amortization                                 3,581            2,973
           Segment assets                                              292,785          317,194

       Corporate and other(2):
           Net revenue                                                  15,341           13,166
           Operating expenses(1)                                        22,242           22,211
           Interest expense                                                627              107
           Interest income                                              (4,750)         (13,316)
           Earnings (loss) before taxes and minority interest(1)        (2,778)           4,164
           Depreciation and amortization                                 1,745            2,128
           Segment assets                                              117,688          122,658

       ----------------------------

         (1) Amounts exclude provision for asset revaluation, restructuring and refinancing.

         (2) This segment includes all corporate costs and real estate holdings as well as the results for CareWise and the hospitals managed by the Company.

                                                                     (Continued)

                          PHYCOR, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

 (4)   ASSET REVALUATION AND RESTRUCTURING

       In the first quarter of 2000, the Company recorded a net pre-tax asset revaluation charge of approximately $19.0 million, which was comprised of a $26.0 million charge less recovery of certain asset revaluation charges recorded in the third quarter of 1999. The first quarter 2000 charge related to the revaluation of certain assets associated with one clinic held for sale, the completed sales of the operating assets of four clinics for less than book value and the exiting of an IPA market.

       At March 31, 2000, net assets held for sale and expected to be sold during the next 12 months totaled approximately $92.0 million after taking into account the charges discussed above relating to clinics with which the Company intends to terminate its affiliation. These net assets consisted of current assets, property and equipment, intangible assets and other assets less liabilities which are expected to be assumed by the purchasers.

       Net revenue and pre-tax income from operations disposed of or closed as of March 31, 2000 were $6.4 million and $500,000 for the three months ended March 31, 2000, and $132.4 million and $200,000 for the three months ended March 31, 1999, respectively. Net revenue and pre-tax income from the operations held for sale at March 31, 2000 were $48.1 million and $1.0 million for the three months ended March 31, 2000, and $52.2 million and $3.1 million for the three months ended March 31, 1999, respectively.

       The Company completed the disposition of six clinics, certain satellite operations of another clinic and certain real estate during the first quarter of 2000 and received consideration consisting of $21.3 million in cash and $10.4 million in notes receivable, in addition to certain liabilities assumed by the purchasers.

       The Company adopted and implemented restructuring plans and recorded pre-tax restructuring charges of approximately $3.6 million in the first quarter of 2000 with respect to operations that were being sold or closed. These restructuring plans include the involuntary termination of 218 local clinic and IPA management and business office personnel. These terminations are expected to be completed over the next six months. At March 31, 2000, accrued restructuring reserves totaled approximately $7.4 million. The Company estimates that approximately $5.6 million of the remaining restructuring reserves at March 31, 2000 will be paid during the next 12 months. The remaining $1.8 million relates primarily to long term lease commitments. The following table summarizes the restructuring accrual and payment activity for the first quarter of 2000 (in thousands):

                                        FACILITY &
                                          LEASE      SEVERANCE      OTHER
                                       TERMINATION   & RELATED      EXIT
                                          COSTS        COSTS        COSTS        TOTAL
                                         -------      -------      -------      -------
       Balances at December 31, 1999     $ 2,644      $ 2,381      $ 2,970      $ 7,995
           2000 Charges                    1,886          774          979        3,639
           Payments                         (617)      (1,121)      (2,481)      (4,219)
           Other re-allocations             (211)        (217)         428           --
                                         -------      -------      -------      -------
       Balances at March 31, 2000        $ 3,702      $ 1,817      $ 1,896      $ 7,415
                                         =======      =======      =======      =======



                                                                     (Continued)

                          PHYCOR, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

(5)    REFINANCING COSTS

       The Company recorded a refinancing charge of approximately $1.2 million in the first quarter of 2000 related to the amendment and restatement of the bank credit facility in January 2000. This charge represented unamortized costs that were expensed as a result of lower commitment amounts and an earlier termination date of the bank credit facility.

(6)    COMMITMENTS AND CONTINGENCIES

       Litigation

       The Company and certain of its current and former officers and directors, Joseph C. Hutts, Derril W. Reeves, Thompson S. Dent, Richard D. Wright and John K. Crawford (neither Mr. Wright nor Mr. Crawford are presently with the Company) have been named defendants in 10 securities fraud class actions filed in state and federal courts in Tennessee between September 8, 1998 and June 24, 1999. The factual allegations of the complaints in all 10 actions are substantially identical and assert that during various periods between April 22, 1997 and September 22, 1998, the defendants issued false and misleading statements which materially misrepresented the earnings and financial condition of the Company and its clinic operations and misrepresented and failed to disclose various other matters concerning the Company's operations in order to conceal the alleged failure of the Company's business model. Plaintiffs further assert that the alleged misrepresentations caused the Company's securities to trade at inflated levels while the individual defendants sold shares of the Company's stock at such levels. In each of the actions, the plaintiff seeks to be certified as the representative of a class of all persons similarly situated who were allegedly damaged by the defendants' alleged violations during the "class period." Each of the actions seeks damages in an indeterminate amount, interest, attorneys' fees and equitable relief, including the imposition of a trust upon the profits from the individual defendants' trades. The federal court actions have been consolidated in the U.S. District Court for the Middle District of Tennessee. Defendants' motion to dismiss was denied and the case is now in the discovery stage of the litigation. Defendants' unopposed motion to set a new trial date was granted on April 19, 2000, and the court has set the trial date for June 4, 2001. The state court actions were consolidated in Davidson County, Tennessee. The Plaintiffs' original consolidated class action complaint in state court was dismissed for failure to state a claim. Plaintiffs, however, were granted leave to file an amended complaint. The amended complaint filed by Plaintiffs asserted, in addition to the original Tennessee Securities Act claims, that Defendants had also violated Sections 11 and 12 of the Securities Act of 1933 for alleged misleading statements in a prospectus released in connection with the CareWise acquisition. Defendants removed this case to federal court and have filed an answer. Defendants anticipate that this case will eventually be consolidated with the original federal consolidated action. The Company believes that it has meritorious defenses to all of the claims, and is vigorously defending against these actions. There can be no assurance, however, that such defenses will be successful or that the lawsuits will not have a material adverse effect on the Company. The Company's Restated Charter provides that the Company shall indemnify the officers and directors for any liability arising from these suits unless a final judgment establishes liability (a) for a breach of the duty of loyalty to the Company or its shareholders, (b) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law or (c) for an unlawful distribution.

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

       Three clinics are challenging the enforceability of their service agreements with the Company's subsidiaries in court. In August 1999, Medical Arts Clinic Association (Medical Arts) filed suit against the Company in the District Court of Navarro County, Texas, which complaint has been subsequently amended. The Company removed this case to Federal District Court for the Northern District of Texas. Medical Arts is seeking damages for breach of contract and rescission of the service agreement and declaratory relief regarding the enforceability of the service agreement alleging it is null and void on several grounds, including but not limited to, the violation of state law provisions as to the corporate practice of medicine and fee splitting. On April 24, 2000, the Texas District Court of Navarro County, Texas, ordered the appointment of a receiver to rehabilitate Medical Arts. On May 10, 2000, the same state court granted Medical Arts a temporary restraining order against the Company and set for hearing the matters set forth in the order. On May 12, 2000, the Company, in response to the foregoing, filed its notice of removal of the above matters to the federal court. This removal stays any action of the state court. In December, 1999 the Company filed suit in Davidson County, Tennessee which currently seeks declaratory relief that the service agreement with Murfreesboro Medical Clinic, P.A. (Murfreesboro Medical) is enforceable or alternatively seeking damages for breach by Murfreesboro Medical under the service agreement and related asset purchase agreement. Murfreesboro Medical then filed a motion to dismiss our suit which was denied. Simultaneously, Murfreesboro Medical filed suit in Circuit Court in Rutherford County, Tennessee, claiming breach of the service agreement by the Company and seeking a declaratory judgment that the service agreement was unenforceable. Pursuant to a motion by the Company, the Rutherford County lawsuit has been dismissed. The Davidson County suit is still pending. In January 2000, South Texas Medical Clinics, P.A. (South Texas) filed suit against PhyCor of Wharton, L.P. in the State District Court in Fort Bend County, Texas. South Texas is seeking a declaratory judgment that the service agreement is unenforceable as a matter of law because it violates the Texas Health and Safety Code relating to the corporate practice of medicine and fee splitting. In the alternative, South Texas seeks to have the agreements declared void alleging, among other things, fraud in the inducement and breach of contract by the Company. The Company has filed a motion to remove this case to Federal District Court for the Southern District of Texas. The terms of the service agreements provide that the agreements shall be modified if the laws are changed, modified or interpreted in a way that requires a change in the agreements. Although the Company is vigorously defending the enforceability of the structure of its management fee and service agreements against these suits, there can be no assurance that these suits will not have a material adverse effect on the Company.

                                                                     (Continued)

                          PHYCOR, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

       The U.S. Department of Labor (the Department) is conducting an investigation of the administration of the PhyCor, Inc. Savings and Profit Sharing Plan (the Plan). The Department has not completed its investigation, but has raised questions involving certain administrative practices of the Plan in early 1998. The Department has not recommended enforcement action against the Company or identified an amount of liability or penalty that could be assessed against the Company. Based on the nature of the investigation, the Company believes that its financial exposure is not material. The Company intends to cooperate with the Department's investigation. There can be no assurance, however, that the Company will not have a monetary penalty imposed against it.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         PhyCor, Inc. ("PhyCor" or the "Company") is a medical network management company that manages multi-specialty medical clinics and other medical organizations, provides contract management services to physician networks owned by health systems and develops and manages independent practice associations ("IPAs"). The Company also provides health care decision-support services, including demand management and disease management services, to managed care organizations, health care providers, employers and other group associations. In connection with multi-specialty clinic and physician network operations, the Company manages and operates two hospitals and five health maintenance organizations ("HMOs"). A majority of the Company's revenue was earned under service agreements with multi-specialty clinics. Revenue earned under substantially all of the service agreements is equal to the net revenue of the clinics less amounts retained by physician groups.

         At March 31, 2000, the Company managed 35 clinics with 2,218 physicians in 20 states, of which nine clinics with 476 physicians were held for sale, and managed IPAs with approximately 25,700 physicians in 23 markets. On such date, the Company's affiliated physicians provided medical services under capitated contracts to approximately 1.3 million patients, including approximately 300,000 Medicare/Medicaid eligible patients. The Company also provided health care decision-support services to approximately 3.0 million individuals worldwide.

         The Company's strategy is to enable its affiliated physician organizations and IPAs to be competitive in the changing health care environment. The Company focuses on better ways of providing knowledge, services and resources to affiliated physicians in multi-specialty clinics, physician networks and IPAs that enable them to compete and create value for purchasers and consumers of health care services. The Company continues to believe that physician organizations are a critical element of organized health care systems, because physicians are the key to controlling health care costs and the quality of care.

         Historically, when the Company acquired a clinic's operating assets, it simultaneously entered into a long-term service agreement with the affiliated physician group. Under the service agreement, the Company provides the physician group with the equipment and facilities used in its medical practice, manages clinic operations, employs the clinic's non-physician personnel, other than certain diagnostic technicians, and receives a service fee. In response to events occurring in the market place, including a reduction in health care reimbursement and the general difficulties being experienced by many physicians and companies in the health care service industry, including PhyCor, the Company is attempting to modify its existing service agreements. These discussions vary by clinic, but generally consist of a reduction in the service fees paid by the physician groups and may include lower ongoing capital commitments or lower capital costs for the Company and the purchase of certain assets by the physician groups. These discussions are ongoing and accordingly, there can be no assurance that the Company will successfully restructure its service agreements. The Company anticipates that pre-tax earnings will be reduced as a result of any restructurings, although cash flow may improve in the near term from the sale of assets.

         The Company is seeking affiliations with the physician networks of health systems and independent physician groups, including single specialty groups. Health systems generally have experienced significant losses from the ownership and operation of physician practices. The Company believes that its management can provide health systems with an attractive alternative for improving the operations of their physician networks. Pursuant to such an arrangement, the Company will provide management services to a physician group for a fee, but will not acquire the assets or employ the personnel of the physician group, except certain key employees, and will not have any ongoing obligation to provide capital to the group.

         The Company focuses on better ways of providing knowledge, services and resources to affiliated physicians in its multi-specialty clinics, health systems and IPAs that will enable them to compete and create value for purchasers and consumers of health care services. To promote growth and efficiency, the Company implements a number of programs and services at each of its clinics. These programs include strategic planning and budgeting that focus on, among other things, revenue enhancement, cost containment and expense reduction. The Company negotiates managed care contracts, enters into national purchasing agreements, conducts productivity, procedure coding and charge capturing studies and assists the clinics in physician recruitment efforts.

         The Company has increased its focus on the development of IPAs to enable the Company to provide services to a broader range of physician organizations, to enhance the operating performance of existing clinics and to further develop physician relationships. The Company develops IPAs that include affiliated clinic physicians to enhance the clinics' attractiveness as providers to managed care organizations. Fees earned from managing the IPAs are based upon a percentage of revenue collected by the IPAs and a share of surplus, if any, of capitated revenue of the IPAs. The Company has not historically been a party to the capitated contracts entered into by the IPAs, but is exposed to losses to the extent of the Company's share of deficits, if any, of the capitated revenue of the IPAs. Through the PrimeCare International, Inc. ("PrimeCare") and The Morgan Health Group, Inc. ("MHG") acquisitions, the Company became a party to certain managed care contracts. The Company had terminated all managed care contracts of MHG by April 30, 1999. At May 12, 2000, the Company had underwritten letters of credit totaling $3.3 million for the benefit of certain managed care payors to help ensure payment of costs for which its affiliated IPAs are responsible. The Company is exposed to losses if a letter of credit is drawn upon and the Company is unable to obtain reimbursement from the IPA.

         The Company continues to seek additional affiliations with multi-specialty clinics and IPAs, but anticipates that acquisition growth will continue to be slower than in years prior to 1999. During the first quarter of 2000, the Company affiliated with two medical practices and made an additional investment in an IPA market, adding a total of approximately $700,000 in assets. The principal asset acquired was goodwill, which is an intangible asset. The consideration for the acquisitions was cash and was funded by a combination of operating cash flow and borrowings under the Company's bank credit facility.

RESULTS OF OPERATIONS

         The following table shows the percentage of net revenue represented by various expenses and other income items reflected in the Company's Consolidated Statements of Operations:

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                            2000           1999
                                                           ------       --------
       Net revenue                                         100.0%         100.0%
       Operating expenses
          Cost of provider services                         19.7           13.7
          Salaries, wages and benefits                      31.5           31.9
          Supplies                                          13.2           14.5
          Purchased medical services                         2.4            2.4
          Other expenses                                    15.0           14.0
          General corporate expenses                         2.4            2.1
          Rents and lease expense                            7.4            7.9
          Depreciation and amortization                      5.6            6.0
          Provision for asset revaluation,
                restructuring and refinancing                7.7            2.3
                                                          ------         ------
       Net operating expenses                              104.9  (A)      94.8 (A)
                                                          ------         ------
                 Earnings (loss) from operations            (4.9) (A)       5.2 (A)
       Interest income                                      (0.5)          (0.2)
       Interest expense                                      3.3            2.3
                                                          ------         ------
                Earnings (loss) before income taxes
                        and minority interest               (7.7) (A)       3.1 (A)
       Income tax expense (benefit)                          0.1  (A)       1.3 (A)
       Minority interest                                     0.5            1.1
                                                          ------         ------
                  Net earnings (loss)                       (8.3)%(A)       0.7%(A)
                                                          ======         ======

----------------------------

(A) Excluding the effect of the provision for asset revaluation, restructuring and refinancing in 2000 and 1999, net operating expenses, earnings from operations, earnings before income taxes and minority interest, income tax expense and net earnings (loss), as a percentage of net revenue, would have been 97.2%, 2.8%, 0.0%, 0.1% and (0.6%), respectively, for the three months ended March 31, 2000, and 92.5%, 7.5%, 5.4%, 1.6% and 2.6%, respectively, for the three months ended March 31, 1999.

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

         Net revenue decreased $107.0 million, or 25.7%, from $416.5 million for the first quarter of 1999 to $309.5 million for the first quarter of 2000. Net revenue from multi-specialty clinics ("Clinic Net Revenue") decreased by $99.7 million in 2000 from 1999, comprised of (i) a $86.3 million decrease in service fees for reimbursement of clinic expenses incurred by the Company and (ii) a $13.4 million decrease in the Company's fees from clinic operating income and net physician group revenue. Excluding same clinic revenue increases discussed below, decreases in Clinic Net Revenue included reductions of $4.1 million from clinics whose assets are held for sale at March 31, 2000 and reductions of $110.3 million as a result of clinic operations disposed of in 1999 and 2000. Increases in Clinic Net Revenue included $1.7 million in fees from contract management service agreements which were entered into in the fourth quarter of 1999 and first quarter of 2000. Included in the changes in Clinic Net Revenue is the impact of declining reimbursement for services rendered by the physician groups. Specifically, the provision for doubtful accounts and contractual adjustments as a percentage of gross physician group, hospital and other revenue increased from 42.2% for the three months ended March 31, 1999 to 44.3% for the three months ended March 31, 2000. Net revenue from the service agreements (excluding clinics being sold) in effect for both quarters increased by $13.0 million, or 9.4%, in 2000 compared with 1999. Same market service agreement net revenue growth resulted from the addition of new physicians, the expansion of ancillary services and increases in patient volume and fees.

         Net revenue from IPAs decreased $9.5 million, or 9.9%, from $96.4 million for the first quarter of 1999 to $86.9 million for the first quarter of 2000. Excluding same market revenue decreases discussed below, decreases of approximately $13.3 million resulted from the closing of MHG in 1999 and decreases of approximately $4.0 million resulted from the closing or restructuring of several smaller markets. The Company had terminated all payor contracts relating to MHG and commenced closing MHG operations by April 30, 1999. The Company expects to complete the closure of MHG by the end of 2000. Increases in IPA net revenues were the result of approximately $1.3 million increase in net revenues from three IPA markets and a management agreement entered into subsequent to the first quarter of 1999 as well as a $13.2 million increase due to the acquisition of the remaining interest in an HMO in 1999. Net revenue from the IPA markets in effect for the first quarter of 2000 and 1999 decreased by $6.7 million, or 9.3%, in 2000 compared to 1999. Same market IPA decreases resulted primarily from a combination of higher bed days and higher per diem rates and lower surpluses in one market.

         During the first quarter of 2000, most categories of operating expenses were relatively stable as a percentage of net revenue when compared to the same period in 1999. During the first quarter of 2000, cost of provider services expense increased as a result of the Company acquiring the remaining 50% interest in an HMO in late 1999. Supplies expense had more than a marginal decrease as a percentage of net revenue over the same period in 1999 because the Company divested certain clinics in 1999 whose supply costs as a percentage of net revenue were higher than that of the current base of clinics. Other expenses increased as a result of the Company incurring costs associated with information systems and software conversions in its IPA markets during the fourth quarter of 1999 and the first quarter of 2000. The increase in interest expense as a percentage of net revenue in the first quarter of 2000 compared to the same period in 1999 is primarily due to amendments to the Company's bank credit facility that increased interest rates.

         Our managed IPAs and affiliated physician groups enter into contracts with third party payors, many of which are based on fixed or capitated fee arrangements. Under these capitation arrangements, health care providers receive a fixed fee per plan member per month and providers bear the risk, generally subject to certain loss limits, that the total costs of providing medical services to the members will exceed the fixed fee. The IPA management fees are based, in part, upon a share of the portion, if any, of the fixed fee that exceeds actual costs incurred. Some agreements with payors also contain "shared risk" provisions under which the Company, through the IPA, can share additional fees or can share in additional costs depending on the utilization rates of the members and the success of the IPAs. Through calculation of its service fees, the Company also shares indirectly in capitation risk assumed by its affiliated physician groups. In addition, the Company operates five HMOs. Incurred but not reported claims payable ("IBNR claims payable") represents the estimated liability for covered services that have been performed by physicians for enrollees of various medical plans. The IBNR claims payable is based on the Company's historical claims data, current enrollment, health service utilization statistics and other related information. There were no material adjustments in 2000 to prior years' IBNR claims payable.

         On behalf of certain of the Company's affiliated IPAs, the Company has underwritten letters of credit to managed care payors to help ensure payment of health care costs for which the affiliated IPAs have assumed responsibility. At March 31, 2000, letters of credit aggregating $2.1 million were outstanding under the bank credit facility for the benefit of managed care payors. While no draws on any of these letters of credit have occurred to date, there can be no assurance that draws will not occur on the letters of credit in the future. The Company would seek reimbursement from an IPA if there was a draw on a letter of credit. The Company is exposed to losses if a letter of credit is drawn upon and the Company is unable to obtain reimbursement from the IPA.

         The Company recorded a net asset revaluation and restructuring charge of approximately $22.6 million in first quarter of 2000. The net charge was comprised of a $29.6 million charge less recovery of certain asset revaluation charges recorded in the third quarter of 1999. See discussion of these charges in "Asset Revaluation and Restructuring" below.

         The Company recorded a refinancing charge of approximately $1.2 million in the first quarter of 2000 related to the amendment and restatement of the bank credit facility in January 2000. This charge represented unamortized costs that were expensed as a result of lower commitment amounts and an earlier termination date of the bank credit facility. See additional discussion of the bank credit facility amendment in "Liquidity and Capital Resources."

         The Company will incur no federal income tax expense and make no federal income tax payments during the foreseeable future as a result of available net operating loss carryforwards. Tax expense incurred for the first quarter of 2000 represented state income tax expense.

ASSET REVALUATION AND RESTRUCTURING

Assets Held for Sale

         The health care industry has undergone rapid changes that significantly affected physicians and other health care providers. Declining reimbursement from Medicare and commercial payors has adversely affected physician revenues and incomes. It has taken significant time for physicians and other health care providers to fully understand and accept the sustaining impact of changes in reimbursement. The Company and its physicians attempted to react to this development by implementing plans designed to reduce overhead, increase patient volume, increase physician productivity and change payor mixes. In some clinics, physicians have been slow to engage in necessary changes because of medical group culture or other market factors and, as a result, these strategies have been only marginally successful or, in some cases, unsuccessful. Many of our affiliated physician groups experienced difficulty dealing with the impact of these financial pressures. This difficulty has affected the relationships among physicians within the groups and between the physician groups and the Company. As a result, since early 1998, the Company has sold clinic operating assets and terminated the related service agreements, or is in the process of doing so, with many clinics affiliated with the Company.

         In the third quarter of 1999, the Company determined that it was necessary to create more stability for the Company by identifying those clinics which the Company believed were less likely to sustain a relationship with the Company in this changed health care environment and selling the corresponding assets. The Company intends to maintain clinics that it believes can prosper in the changed health care environment. This decision to downsize was intended to allow the Company to focus on strengthening the remaining clinic operations and to position the Company to resume its growth. The Company anticipates that these steps will generate cash and result in a smaller company with more stable clinics that have the ability to grow and are committed to the mutual success of the physician groups and the Company. As part of the decision to downsize the number of clinic operations, the Company is taking significant steps to change its clinics relationships in order to strengthen these clinics and ensure their long-term viability. For additional discussion of the changes in these relationships, see "Overview" and "Liquidity and Capital Resources."

         At March 31, 2000, net assets held for sale represented the net assets of ten clinics and totaled approximately $92.0 million, including $14.9 million of real estate property, after taking into account the charges relating to clinics with which the Company intends to terminate its affiliation. These net assets consisted of current assets, property and equipment, intangible assets and other assets less liabilities which are expected to be assumed by the purchasers. The Company expects to recover these amounts during the next 12 months as the asset sales occur; however, there can be no assurance that the Company will recover this entire amount. As of May 12, 2000, the Company had completed the disposition of three clinics in the second quarter of 2000 and received proceeds totaling $16.0 million in cash and $2.5 million in notes receivable, in addition to certain liabilities assumed by the purchasers.

         In the first quarter of 2000, the Company recorded a net pre-tax asset revaluation charge of approximately $19.0 million, which was comprised of a $26.0 million charge less recovery of certain asset revaluation charges recorded in the third quarter of 1999. This net charge consisted of approximately $12.9 million related to assets held for sale, $6.0 million related to assets sold during the quarter and $100,000 related to asset impairments (see discussion below). The net charge related to the revaluation of certain assets associated with one clinic, the completed sale of four clinics' operating assets and the exiting of an IPA market. The first quarter 2000 asset revaluation charge related to assets held for sale included current assets, property and equipment, other assets and intangible assets of $2.3 million, $5.7 million, $2.5 million and $2.4 million, respectively. During the first quarter of 2000, the Company classified as held for sale four additional clinics, one of which was included in the asset impairment charge taken in the third quarter of 1999 related to the impairment of long-lived assets of certain of its ongoing operating units. This determination was based upon correspondence received or discussions with the respective medical groups in the first quarter and the decline in the groups' stability and economic situation. The Company therefore determined to sell the clinic operating assets and terminate the agreements related to these clinics. As a result of calculating the estimated net realizable values of the assets of these clinics, one clinic's assets were written down approximately $1.2 million, which was offset by the recovery of certain asset impairment charges recorded in the third quarter of 1999. The net assets held for sale for these four clinics at March 31, 2000 were approximately $31.8 million and consisted primarily of accounts receivable, property and equipment and intangible assets less certain current liabilities.

         During the first quarter of 2000, a clinic that was included in the asset impairment charge taken in the third quarter of 1999 related to the impairment of long-lived assets was sold with recoveries of approximately $6.1 million. Net revenue and pre-tax income from the clinic sold were approximately $1.1 million and $400,000, respectively, for the quarter ended March 31, 2000 and $900,000 and $200,000, respectively, for the quarter ended March 31, 1999.

         In the fourth quarter of 1999, the Company recorded a net pre-tax asset revaluation charge of approximately $5.2 million, which was comprised of a $9.3 million charge less recovery of certain asset revaluation charges recorded in the fourth quarter of 1998 and third quarter of 1999. This net charge was comprised of approximately $4.5 million related to assets held for sale, $300,000 related to assets sold during the quarter and $400,000 related to asset impairments (see discussion below). This net charge related to the revaluation of certain assets associated with one clinic, the completed sale of another clinic's operating assets and the exiting and centralization of certain IPA markets in Florida. The fourth quarter 1999 asset revaluation charge related to assets held for sale included current assets, property and equipment, other assets and intangible assets of $1.0 million, $2.8 million, $300,000 and $700,000, respectively. During the fourth quarter of 1999, the Company classified as held for sale two clinics that were included in the asset impairment charge taken in the third quarter of 1999 related to the impairment of long-lived assets of certain of its ongoing operating units. This determination was based upon correspondence received from the respective medical groups in the fourth quarter and the decline in each group's stability and economic situation. The Company therefore decided to sell the clinic operating assets and terminate the agreements related to these clinics. As a result of calculating the estimated net realizable values of the assets of these clinics, an additional net asset revaluation charge was taken with respect to one clinic of approximately $4.5 million, comprised of a $6.5 million charge less recovery of certain asset impairment charges recorded in the fourth quarter of 1998. The Company disposed of one of these clinics in the first quarter of 2000. The net assets held for sale for the remaining clinic at March 31, 2000 were approximately $20.8 million and consisted primarily of accounts receivable, property and equipment and intangible assets less certain current liabilities. Net revenue and pre-tax income (losses) from the clinic sold were approximately $3.1 million and $(300,000), respectively, for the quarter ended March 31, 2000 and $9.4 million and $0, respectively, for the quarter ended March 31, 1999. The Company completed the sale of the remaining clinic during the second quarter of 2000 and received consideration consisting of $12.5 million in cash and $2.5 million in notes receivable, in addition to certain liabilities assumed by the purchasers.

         In the third quarter of 1999, the Company recorded a pre-tax asset revaluation charge of approximately $390.3 million, consisting of $195.6 million related to assets held for sale, $2.2 million related to assets sold during the quarter and $192.5 million related to asset impairments (see discussion below) in conjunction with its decision to downsize. The Company recorded $195.6 million of asset revaluation charges related to 17 clinics whose net assets the Company had classified as held for sale. The third quarter 1999 asset revaluation charge related to assets held for sale included current assets, property and equipment, other assets and intangible assets of $9.2 million, $19.8 million, $13.3 million and $153.3 million, respectively.

         Three of the 17 clinics represented all of the Company's remaining operations considered to be "group formation clinics." Group formation clinics represented the Company's attempt to create multi-specialty groups by combining the operations of several small physician groups or individual physician practices. The Company was not able to successfully consolidate the operations of these clinics as a result of a variety of factors including lack of medical group governance or leadership, inability to agree on income distribution plans, separate information systems, redundant overhead structures and lack of group cohesiveness. The Company therefore determined to sell the clinic operating assets and terminate the agreements related to these clinics. The asset revaluation charge related to these clinics in the third quarter of 1999 was $13.8 million. The Company completed the sale of these clinics in the fourth quarter of 1999 and received proceeds totaling approximately $17.5 million in cash and $1.7 million in notes receivable, in addition to certain liabilities being assumed by the purchaser. Net revenue and pre-tax income from these group formation clinics were $11.0 million and $300,000, respectively, for the quarter ended March 31, 1999.

         The remaining 14 clinics represent multi-specialty clinics that are being disposed because of a variety of negative operating and market issues, including those related to declining reimbursement for Medicare and commercial patient services, market position and clinic demographics, physician relations, physician turnover rates, declining physician incomes, physician productivity, operating results and ongoing viability of the existing medical group. Although these factors have been present individually from time to time in various affiliated clinics and could occur in future clinic operations, the combined effect of these factors at the clinics held for sale resulted in clinic operations that were difficult to effectively manage. Therefore, the Company determined in the third quarter of 1999 to sell the clinic operating assets and terminate the agreements related to these clinics. The asset revaluation charge related to these clinics in the third quarter of 1999 was $181.8 million. The Company completed the sale of five of these groups during the fourth quarter of 1999, receiving consideration consisting of approximately $32.6 million in cash and $22.0 million in notes receivable, in addition to certain liabilities being assumed by the purchasers. The Company completed the sale of four of these groups and certain satellite operations of another group during the first quarter of 2000, receiving consideration consisting of approximately $13.2 million in cash and $10.4 million in notes receivable, in addition to certain liabilities being assumed by the purchasers. Included in these 14 clinics were the net assets of the clinics operating in Lexington, Kentucky and Sayre, Pennsylvania. In the second quarter of 1999, the Company disclosed that it did not expect to extend the interim management agreement with the Guthrie Clinic in Sayre, Pennsylvania, beyond November 1999 and discussed certain risks associated with the Lexington Clinic operation. In the third quarter of 1999, the Company reached agreements on the sales of these assets to the respective physician groups. The Company completed the sales of these assets in the fourth quarter and recorded a net asset impairment charge of approximately $300,000, comprised of a $2.2 million charge less recovery of certain asset impairment charges recorded in the third quarter of 1999. The net assets held for sale for the remaining clinics at March 31, 2000 were approximately $24.5 million and consisted primarily of accounts receivable, property and equipment, other assets and intangible assets less certain current liabilities. Net revenue and pre-tax income (losses) from the nine clinics sold as of March 31, 2000 were approximately $1.9 million and $(700,000), respectively, for the quarter ended March 31, 2000 and $60.3 million and $700,000, respectively, for the quarter ended March 31, 1999. The Company completed the disposition of two of these groups during the second quarter of 2000 and, as of May 12, 2000, had received consideration of $3.5 million in cash.

         In the second quarter of 1999, the Company recorded a pre-tax asset revaluation charge of $13.7 million related to the sale of one clinic's operating assets and pending sale of two clinics' operating assets and the termination of the related agreements with the affiliated physician groups. This asset revaluation charge included current assets, property and equipment, and intangible assets of $2.0 million, $1.5 million and $10.2 million, respectively. At June 30, 1999 the Company was also in negotiations relating to the sale of the assets of three additional clinics (including Holt-Krock which is discussed below). The factors impacting the decision to sell these assets and terminate the agreements with the affiliated physician groups is consistent with the factors described in the discussion of the third quarter of 1999 asset revaluation charge above. The Company completed the sale of one of these groups during the second quarter of 1999 and four of these groups during the third quarter of 1999. The remaining group was sold during the first quarter of 2000 and is included with the 14 clinics discussed above. With respect to the Holt-Krock sale, certain proceeds were being held in escrow pending resolution of certain disputed matters. These matters were resolved in the third quarter of 1999 and the Company recorded an additional asset revaluation charge of $2.2 million in the third quarter. Total consideration received from these terminations in 1999 consisted of approximately $45.5 million in cash and $3.3 million in notes receivable, in addition to certain liabilities being assumed by the purchasers. Net revenue and pre-tax income (losses) from the five clinics that were sold in 1999 were approximately $20.2 million and $(900,000), respectively, for the quarter ended March 31, 1999.

         In summary, net revenue and pre-tax income from operations disposed of or closed as of March 31, 2000 were $6.4 million and $500,000, respectively, for the quarter ended March 31, 2000 and $132.4 million and $200,000, respectively, for the quarter ended March 31, 1999. Net revenue and pre-tax income from the operations held for sale at March 31, 2000 were $48.1 million and $1.0 million, respectively, for the quarter ended March 31, 2000 and $52.2 million and $3.1 million, respectively, for the quarter ended March 31, 1999.

         There can be no assurance that in the future a similar combination of negative characteristics will not develop at clinics affiliated with the Company and result in the termination of service agreements or that in the future additional clinics will not terminate relationships with the Company in a manner that may adversely affect the Company.

Asset Impairments

         As previously discussed in "Asset Revaluation and Restructuring - Assets Held for Sale," rapid changes in the health care industry have significantly affected physicians and other health care providers. Factors such as unexpected physician departures, declining Medicare and commercial reimbursement, changing market conditions, demographics, group governance and leadership, and continued increasing pressure on operating costs have contributed to stagnant and, in some cases, declines in physician incomes and operating results of these clinic operations. It has taken significant time for physicians and other health care providers to fully understand and accept the sustaining impact of changes in reimbursement. The Company and its physicians have continued to attempt to react to this development by devising and implementing plans to reduce overhead, increase patient volume, increase physician productivity and change payor mixes. In some clinics, physicians have been slow to engage in necessary changes because of medical group culture or other market factors, therefore making these strategies only marginally successful or in some cases not successful.

         In the first quarter of 2000, the Company recorded approximately $100,000 of asset revaluation charges related to the impairment of certain long-lived assets an IPA market. The Company determined to exit one market in the state of Tennessee as a result of insufficient enrollment volume. Accordingly, the Company recorded a charge in the first quarter of 2000 primarily to reduce to net realizable value its investments in equipment associated with the market.

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

         In the third quarter of 1999, the Company recorded approximately $192.5 million of asset revaluation charges related to the impairment of long-lived assets of certain of its ongoing operating units. Approximately $172.5 million of these charges relate to certain clinic operations with the remainder relating to the operations of PhyCor Management Corporation ("PMC"), an IPA management company acquired in the first quarter of 1998. The Company determined to exit the most significant market in which PMC operates as a result of a variety of factors, including the loss of relationships with physicians in that market in the current quarter. In addition, of the remaining markets in which PMC operates, one was closed in the fourth quarter of 1999 and the others are not expected to generate significant cash flow as certain operations in these markets were closed in the fourth quarter of 1999 or are expected to be closed during 2000. These events are expected to impair the estimated future cash flows from the PMC acquisition and resulted in an asset impairment charge of approximately $20.0 million. In the fourth quarter of 1999, the Company classified as held for sale two clinics included in the third quarter 1999 asset impairment charge. In the first quarter of 2000, the Company classified as held for sale one clinic included in the third quarter 1999 asset impairment charge and completed the sale of two clinics included in the third quarter 1999 asset impairment charge.

Restructuring Charges

         In the first quarter of 2000, the Company adopted and implemented restructuring plans and recorded pre-tax restructuring charges of approximately $3.6 million with respect to operations that were sold or are being closed. These charges were comprised of approximately $1.9 million in facility and lease termination costs, $700,000 in severance costs and $1.0 million in other exit costs. These restructuring plans include the involuntary termination of 218 local clinic and IPA management and business office personnel. These terminations are expected to be completed over the next six months. During the first quarter of 2000, the Company paid approximately $200,000 in facility and lease termination costs, $400,000 in severance costs and $500,000 in other exit costs related to the 2000 charge.

         In 1999, the Company adopted and implemented restructuring plans and recorded net pre-tax restructuring charges of approximately $21.8 million with respect to operations that were being sold or closed, of which approximately $9.5 million was recorded in the first quarter, $675,000 was recorded in the second quarter, a net $3.1 million was recorded in the third quarter and $8.5 million was recorded in the fourth quarter. The net third quarter charge of $3.1 million was comprised of a $4.2 million charge less recovery of certain asset revaluation charges recorded in the third quarter of 1998 due to sales proceeds exceeding carrying value. These net charges were comprised of approximately $4.4 million in facility and lease termination costs, $5.1 million in severance costs and $12.3 million in other exit costs. These restructuring plans included the involuntary termination of 382 local clinic and IPA management and business office personnel and such terminations are expected to be completed over the next three months. During the first quarter of 2000, the Company paid approximately $400,000 in facility and lease termination costs, $700,000 in severance costs and $2.0 million in other exit costs related to the 1999 charges. During 1999, the Company paid approximately $1.4 million in facility and lease termination costs, $3.1 million in severance costs and $10.6 million in other exit costs related to the 1999 charges.

         The fourth quarter of 1999 charge primarily related to IPA operations where management adopted plans in the fourth quarter of 1999 to cease operations and exit the related markets. Of these IPA charges, approximately $8.1 million related to certain Florida markets and were comprised of approximately $400,000 in facility and lease termination costs, $100,000 in severance costs and $7.6 million in other exit costs. Due to mounting deficits and strained relations with payors in several Florida IPA markets, the Company adopted and implemented restructuring plans in the fourth quarter of 1999 to terminate the agreements with these payors and exit the related markets and centralize the remaining Florida IPA operations. In conjunction with terminating the payor relationships, the Company agreed to pay final settlements of approximately $7.4 million to obtain full release from future claims. These restructuring plans included the involuntary termination of 21 local management and business office personnel and such terminations are expected to be completed over the next three months. During the first quarter of 2000, the Company paid approximately $100,000 in facility and lease termination costs and $1.6 million in exit costs related to the fourth quarter 1999 Florida IPA charge. During 1999, the Company paid approximately $100,000 in severance costs and $5.9 million in exit costs related to the fourth quarter 1999 Florida IPA charge.

         In summary, during the first quarter of 2000, the Company paid approximately $600,000 in facility and lease termination costs, $1.1 million in severance costs and $2.5 million in other exit costs related to 1998, 1999 and 2000 charges. At March 31, 2000, accrued restructuring reserves totaled approximately $7.4 million and consisted of approximately $3.7 million in facility and lease termination costs, $1.8 million in severance costs and $1.9 million in other exit costs. The Company estimates that approximately $5.6 million of the remaining restructuring reserves at March 31, 2000 will be paid during the next 12 months. The remaining $1.8 million relates primarily to long term lease commitments.

         The Company currently anticipates recording restructuring charges in the second quarter of 2000 as the assets of clinics are sold and the related service agreements are terminated.

         There can be no assurance that in the future a similar combination of negative characteristics will not develop at clinics affiliated with the Company and result in the termination of service agreements and a resulting material adverse effect on the Company or that in the future additional clinics will not terminate their relationships with the Company in a manner that may materially adversely affect the Company.

LIQUIDITY AND CAPITAL RESOURCES

         General

         At March 31, 2000, the Company had $206.0 million in working capital, compared to $193.1 million at December 31, 1999. At March 31, 2000, the Company had $32.1 million in restricted cash and cash equivalents, compared to $29.6 million at December 31, 1999. Restricted cash and cash equivalents include amounts held by IPA partnerships and HMOs whose use is restricted to operations of the IPA partnerships or to meet regulatory deposit requirements. At March 31, 2000, net accounts receivable of $215.0 million amounted to 55 days of net clinic revenue compared to $230.5 million and 55 days at the end of 1999.

         The Company generated $1.7 million of cash flow from operations for the first quarter of 2000 compared to $29.9 million for the first quarter of 1999. The significant decrease in cash flow from operations is a result of the reduction of hospital risk pool amounts in certain affiliated IPA markets. These risk pool reductions are the result of increased bed days per thousand members and increased per diem rates. In certain IPA markets, hospital contracts were renegotiated in late 1999 resulting in increased institutional costs. Also, information system conversion costs and the resulting labor cost increase further reduced operating cash flow in the first quarter of 2000.

         Capital expenditures during the first three months of 2000 totaled $8.9 million. The Company is responsible for capital expenditures at its affiliated clinics under the terms of its service agreements. The Company expects to make approximately $22.0 million in additional capital expenditures during the remainder of 2000.

         Deferred acquisition payments are payable to certain physician groups in the event such physician groups attain predetermined financial targets during established periods of time following the acquisitions. If each group satisfied its applicable financial targets for the periods covered, the Company would be required to pay an aggregate of approximately $23.8 million of additional consideration over the next four years, of which a maximum of approximately $15.0 million would be payable during the next 12 months.

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

         Capital Resources

         The Company modified its bank credit and synthetic lease facilities in January 2000. The Company's bank credit facility, as amended, provides for an initial $355.0 million revolving line of credit. Net cash proceeds from asset sales are required to be prepaid against outstanding borrowings under the facility. The commitment is reduced by 50% of net cash proceeds from asset sales up to $30.0 million and 100% of any additional such proceeds. Irrespective of asset sales, the commitment reduces to $330.0 million on September 30, 2000 and quarterly thereafter to $200.0 million on June 30, 2002. The facility terminates on September 30, 2002. The credit facility may be used by the Company for acquisitions, working capital, capital expenditures and general corporate purposes. The total drawn cost under the credit facility at March 31, 2000 was either (i) the applicable eurodollar rate plus 1.50% to 3.00% per annum or (ii) the agent's base rate plus .325% to .50% per annum. The total weighted average drawn cost of outstanding borrowings at March 31, 2000 was 8.35%. The amended bank credit facility includes a $60 million sub-limit for letters of credit that may be issued by the Company. The Company's synthetic lease facility, as amended, provides off balance sheet financing with an option to purchase the leased facilities at the end of the lease term. The total drawn cost under the synthetic lease facility at March 31, 2000 was 1.50% to 3.00% above the applicable eurodollar rate. At March 31, 2000, an aggregate of $26 million was drawn under the synthetic lease facility.

         Outstanding borrowings under the bank credit facility and synthetic lease facility are secured by the capital stock the Company holds in its significant subsidiaries (as defined in the bank credit facility), certain real property of the Company and the personal property held by the significant subsidiaries. Both facilities contain covenants which, among other things, require the Company to maintain minimum financial ratios and impose limitations or prohibitions on the Company with respect to (i) the incurring of certain indebtedness, (ii) the creation of security interests on the assets of the Company, (iii) the payment of cash dividends on, and the redemption or repurchase of, securities of the Company, (iv) investments and (v) acquisitions.

         The Company recorded a pre-tax refinancing charge of approximately $1.2 million in the first quarter of 2000 related to the amendment and restatement of the bank credit facility in January 2000. This charge represented unamortized costs that were expensed as a result of lower commitment amounts and an earlier termination date of the bank credit facility.

         In 1997, the Company entered into an interest rate swap agreement to reduce the exposure to fluctuating interest rates with respect to $100 million of its bank credit facility. During 1998, the Company amended the previous interest rate swap agreement and entered into additional swap agreements. At March 31, 2000, notional amounts under interest rate swap agreements totaled $230.0 million. Fixed interest rates range from 5.14% to 5.78% relative to the one month or three month floating LIBOR. The swap agreements mature at various dates from July 2003 to April 2005. The lender may elect to terminate the agreement covering $100 million beginning September 2000 and another $100 million beginning October 2000. The FASB has issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which the Company will be required to adopt in the first quarter of 2001. Adoption of SFAS No. 133 will require the Company to mark certain of its interest rate swap agreements to market due to lender optionality features included in those swap agreements. Had the Company adopted SFAS No. 133 as of March 31, 2000, the Company estimates it would have recorded pre-tax non-cash earnings of approximately $2.9 million for the quarter ended March 31, 2000. The Company has historically not engaged in trading activities in its interest rate swap agreements and does not intend to do so in the future.

         During the second quarter of 1999, the Company announced a definitive agreement allowing for a strategic investment in the Company of up to $200.0 million by funds managed by E.M. Warburg, Pincus and Co., LLC ("Warburg, Pincus"). The agreement allows for the issuance of two separate series of zero coupon convertible subordinated notes, each resulting in gross proceeds to PhyCor of $100 million. Both series of notes are non-voting, have a 6.75% yield and are convertible at an initial conversion price of $6.67 at the option of the holder into approximately 15.0 million shares of PhyCor common stock. Each series of notes will accrete to a maturity value of approximately $266.4 million at the 15-year maturity date and includes an investor option to put the notes to PhyCor at the end of ten years. The first of these series ("Series A Notes") was issued on September 3, 1999. The Company used the net proceeds of $92.5 million from the Series A Notes to repay indebtedness outstanding under the Company's credit facility. Issuance of the second series of notes ("Series B Notes") under the current terms is dependent upon market conditions and shareholder approval. There is no assurance that the Series B Notes will be issued or any other investment in the Company by Warburg, Pincus will be made.

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

         Asset Sales and Restructuring Costs

         During 1998, 1999 and 2000, the Company sold clinic operating assets and real estate and terminated the related service agreements with a number of clinics affiliated with the Company. For additional discussion related to these clinics and the asset revaluation and restructuring charges associated with these clinics, see "Asset Revaluation and Restructuring - Assets Held for Sale" and "Asset Revaluation and Restructuring Restructuring Charges". For the three months ended March 31, 2000, the Company received consideration which consisted of approximately $21.3 million in cash and $10.4 million in notes receivable, in addition to certain liabilities assumed by the purchasers, related to the sale of clinic assets and real estate. An additional asset impairment charge of $6.0 million was recorded in the in the first quarter of 2000 related to clinic dispositions. For the year ended December 31, 1999, the Company received consideration which consisted of approximately $103.1 million in cash and $31.9 million in notes receivable, in addition to certain liabilities being assumed by the purchasers, related to the sale of clinic assets. The amounts received upon disposition of the assets in 1999 approximated the post-charge net carrying value, with the exception of Holt-Krock Clinic, for which an additional asset impairment charge of $2.2 million was recorded in the third quarter of 1999, a clinic for which an additional net asset impairment charge of $300,000 was recorded in the fourth quarter of 1999, and another clinic whose sales proceeds exceeded carrying value and resulted in the recovery of $1.1 million against the third quarter 1999 restructuring charge. The Company intends to seek recovery of certain of its remaining assets through litigation against several physicians formerly affiliated with Holt-Krock who did not join Sparks Regional Medical Center. For the year ended December 31, 1998, the Company received consideration which consisted of approximately $16.1 million in cash and $5.6 million in notes receivable, in addition to certain liabilities being assumed by the purchasers, related to the sale of clinic assets. The amounts received upon disposition of the assets in 1998 approximated the post-charge net carrying value. During the first quarter of 2000, the Company received payments on notes receivable of approximately $2.0 million. During 1999 and 1998, the Company received payments on notes receivable of approximately $3.9 million and $70,000, respectively.

         As of May 12, 2000, the Company had received consideration which consisted of $16.0 million in cash and $2.5 million in notes receivable, in addition to certain liabilities assumed by the purchasers, related to the sale of clinic assets in the second quarter of 2000.

         During 1998, 1999 and 2000, the Company has recorded restructuring charges related to operations that are being sold or closed. These charges related to facility and lease termination costs, severance costs, and other exit costs incurred or expected to be incurred when these assets are sold or closed. For additional discussion, see "Asset Revaluation and Restructuring -Restructuring Charges." During the first three months of 2000, the Company paid approximately $600,000 in facility and lease termination costs, $1.1 million in severance costs and $2.5 million in other exit costs. During 1999, the Company paid approximately $1.8 million in facility and lease termination costs, $4.9 million in severance costs and $12.3 million in other exit costs. During 1998, the Company paid approximately $3.0 million in facility and lease termination costs, $2.7 million in severance costs and $1.4 million in other exit costs. The Company estimates that approximately $5.6 million of the remaining restructuring charges at March 31, 2000 will be paid during the next twelve months.

         Summary

         During the third quarter of 1999, the Company concluded that it would begin taking significant steps to change the relationships with the clinics by offering to restructure the current service agreements in order to better align incentives and strengthen these groups. The Company anticipates that these restructuring efforts should be completed by the end of 2000. The ultimate impact of the changes to the service agreements on pre-tax earnings and cash flow is expected to be determined during 2000 and any such changes may substantially reduce the earnings of the Company in 2000 and beyond. There can be no assurance that the Company can restructure its clinic relationships or can effect these changes in the manner or time in which it currently anticipates.

         At March 31, 2000, the Company had cash and cash equivalents of approximately $71.3 million and at May 12, 2000, approximately $74.1 million available under its bank credit facility. The Company believes that the combination of funds available under the Company's bank credit facility, together with cash reserves, cash flow from operations and proceeds from asset dispositions, should be sufficient to meet the Company's current planned acquisition, expansion, capital expenditure and working capital needs over the next year. The disposition of assets is expected to generate short-term liquidity, but these dispositions are likely to negatively affect the Company's financial ratios. In such event, the Company may be unable to comply with the minimum ratios contained in the bank credit facility and the Company's long-term liquidity would be negatively impacted. Availability under the bank credit facility is reduced by net cash proceeds from asset sales. Irrespective of asset sales, the commitment reduces to $330.0 million on September 30, 2000 and quarterly thereafter to $200.0 million on June 30, 2002. There can be no assurance that the Company will be able to meet the financial obligations contained in the bank credit facility. Such failure would have a negative effect on the Company.

         In order to provide the funds necessary for the continued pursuit of the Company's long-term strategy, the Company may continue to incur, from time to time, additional short-term and long-term indebtedness and issue equity and debt securities, the availability and terms of which will depend upon market and other conditions. The bank credit facility restricts the Company's ability to incur additional senior indebtedness. There can be no assurance that such additional financing will be available on terms acceptable to the Company. The Company's current stock price and growth expectations could negatively impact its ability to issue equity and other debt securities, which could increase the Company's dependence on its bank credit facility as a source of capital. There can be no assurance that in the future a similar combination of negative characteristics discussed above will not develop at a clinic affiliated with the Company and result in the termination of the service agreement, or that in the future additional clinics will not terminate their relationships with the Company in a manner that may materially adversely affect the Company and its liquidity. The outcome of certain pending legal proceedings described in Part II, Item 1 hereof may have an impact on the Company's liquidity and capital resources.

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

FORWARD-LOOKING STATEMENTS

         Forward-looking statements of PhyCor included herein or incorporated by reference including, but not limited to, those regarding future business prospects, including the future stability and strength of clinics to be retained by PhyCor and the profitability and acceptance by the physicians of the proposed restructuring of the relationships between the PhyCor and its physician groups, the acquisition of additional clinics, the development of additional IPAs, the adequacy of PhyCor's capital resources, the adequacy of recent and proposed asset impairment and restructuring charges, the possibility of additional losses and charges to earnings resulting from restructurings of PhyCor's relationships with its physician groups and the future profitability of capitated fee arrangements and other statements regarding trends relating to various revenue and expense items, could be affected by a number of risks, uncertainties, and other factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         During the three months ended March 31, 2000, there were no material changes to the Company's quantitative and qualitative disclosures about the market risks associated with financial instruments as described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS. -

         The Company and certain of its current and former officers and directors, Joseph C. Hutts, Derril W. Reeves, Thompson S. Dent, Richard D. Wright and John K. Crawford (neither Mr. Wright nor Mr. Crawford are presently with the Company) have been named defendants in 10 securities fraud class actions filed in state and federal courts in Tennessee between September 8, 1998 and June 24, 1999. The factual allegations of the complaints in all 10 actions are substantially identical and assert that during various periods between April 22, 1997 and September 22, 1998, the defendants issued false and misleading statements which materially misrepresented the earnings and financial condition of the Company and its clinic operations and misrepresented and failed to disclose various other matters concerning the Company's operations in order to conceal the alleged failure of the Company's business model. Plaintiffs further assert that the alleged misrepresentations caused the Company's securities to trade at inflated levels while the individual defendants sold shares of the Company's stock at such levels. In each of the actions, the plaintiff seeks to be certified as the representative of a class of all persons similarly situated who were allegedly damaged by the defendants' alleged violations during the "class period." Each of the actions seeks damages in an indeterminate amount, interest, attorneys' fees and equitable relief, including the imposition of a trust upon the profits from the individual defendants' trades. The federal court actions have been consolidated in the U.S. District Court for the Middle District of Tennessee. Defendants' motion to dismiss was denied and the case is now in the discovery stage of the litigation. Defendants' unopposed motion to set a new trial date was granted on April 19, 2000, and the court has set the trial date for June 4, 2001. The state court actions were consolidated in Davidson County, Tennessee. The Plaintiffs' original consolidated class action complaint in state court was dismissed for failure to state a claim. Plaintiffs, however, were granted leave to file an amended complaint. The amended complaint filed by Plaintiffs asserted, in addition to the original Tennessee Securities Act claims, that Defendants had also violated Sections 11 and 12 of the Securities Act of 1933 for alleged misleading statements in a prospectus released in connection with the CareWise acquisition. Defendants removed this case to federal court and have filed an answer. Defendants anticipate that this case will eventually be consolidated with the original federal consolidated action. The Company believes that it has meritorious defenses to all of the claims, and is vigorously defending against these actions. There can be no assurance, however, that such defenses will be successful or that the lawsuits will not have a material adverse effect on the Company. The Company's Restated Charter provides that the Company shall indemnify the officers and directors for any liability arising from these suits unless a final judgment establishes liability (a) for a breach of the duty of loyalty to the Company or its shareholders, (b) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law or (c) for an unlawful distribution.

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

         Three clinics are challenging the enforceability of their service agreements with the Company's subsidiaries in court. In August 1999, Medical Arts Clinic Association ("Medical Arts") filed suit against the Company in the District Court of Navarro County, Texas, which complaint has been subsequently amended. The Company removed this case to Federal District Court for the Northern District of Texas. Medical Arts is seeking damages for breach of contract and rescission of the service agreement and declaratory relief regarding the enforceability of the service agreement alleging it is null and void on several grounds, including but not limited to, the violation of state law provisions as to the corporate practice of medicine and fee splitting. On April 24, 2000, the Texas District Court of Navarro County, Texas, ordered the appointment of a receiver to rehabilitate Medical Arts. On May 10, 2000, the same state court granted Medical Arts a temporary restraining order against the Company and set for hearing the matters set forth in the order. On May 12, 2000, the Company, in response to the foregoing, filed its notice of removal of the above matters to the federal court. This removal stays any action of the state court. In December 1999, the Company filed suit in Davidson County, Tennessee which currently seeks declaratory relief that the service agreement with Murfreesboro Medical Clinic, P.A. ("Murfreesboro Medical") is enforceable or alternatively seeking damages for breach by Murfreesboro Medical under the service agreement and the related asset purchase agreement. Murfreesboro Medical then filed a motion to dismiss our suit which was denied. Simultaneously, Murfreesboro Medical filed suit in Circuit Court in Rutherford County, Tennessee, claiming breach of the service agreement by the Company and seeking a declaratory judgment that the service agreement was unenforceable. Pursuant to a motion by the Company, the Rutherford County lawsuit has been dismissed. The Davidson County suit is still pending. In January 2000, South Texas Medical Clinics, P.A. ("South Texas") filed suit against PhyCor of Wharton, L.P. in the State District Court in Fort Bend County, Texas. South Texas is seeking a declaratory judgment that the service agreement is unenforceable as a matter of law because it violates the Texas Health and Safety Code relating to the corporate practice of medicine and fee splitting. In the alternative, South Texas seeks to have the agreements declared void alleging, among other things, fraud in the inducement and breach of contract by the Company. The Company has filed a motion to remove this case to Federal District Court for the Southern District of Texas. The terms of the service agreements provide that the agreements shall be modified if the laws are changed, modified or interpreted in a way that requires a change in the agreements. Although the Company is vigorously defending the enforceability of the structure of its management fee and service agreements against these suits, there can be no assurance that these suits will not have a material adverse effect on the Company.

         The U.S. Department of Labor (the "Department") is conducting an investigation of the administration of the PhyCor, Inc. Savings and Profit Sharing Plan (the "Plan"). The Department has not completed its investigation, but has raised questions involving certain administrative practices of the Plan in early 1998. The Department has not recommended enforcement action against the Company or identified an amount of liability or penalty that could be assessed against the Company. Based on the nature of the investigation, the Company believes that its financial exposure is not material. The Company intends to cooperate with the Department's investigation. There can be no assurance, however, that the Company will not have a monetary penalty imposed against it.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A)      EXHIBITS.

EXHIBIT
NUMBER       DESCRIPTION OF EXHIBITS
------       -----------------------

3.1    --    Restated Charter of the Company (1)
3.2    --    Amendment to Restated Charter of the Company (2)
3.3    --    Amendment to Restated Charter of the Company (3)
3.4    --    Amended Bylaws of the Company (1)
4.1    --    Specimen of Common Stock Certificate (4)
4.2    --    Shareholder Rights Agreement, dated February 18, 1994, between the Company and First Union National Bank of North Carolina (5)
10.1   --    PhyCor, Inc. Supplemental Executive Retirement Plan as Amended and
             Restated Effective January 1, 2000 (6)
10.2   --    Employment Agreement between the Company and Tarpley B. Jones, dated as of February 1, 2000 (6)
27     --    Financial Data Schedule (for SEC use only)

----------

(1) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994, Commission No. 0-19786.

(2) Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-3, Registration No. 33-93018.

(3) Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-3, Registration No. 33-98528.

(4) Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-1, Registration No. 33-44123.

(5) Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated February 18, 1994, Commission No. 0-19786.

(6)  Filed herewith.

(B)      REPORTS ON FORM 8-K.

         The Company filed a Current Report on Form 8-K on January 31, 2000 announcing the amendment and restatement of its bank credit facility pursuant to
Item 5 of Form 8-K.

                                   SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PHYCOR, INC.



                                    By: /s/ Tarpley B. Jones
                                        ----------------------------------------
                                        Tarpley B. Jones
                                        Executive Vice President and
                                        Chief Financial Officer

          Date:   May 15, 2000

                                  EXHIBIT INDEX

EXHIBIT
NUMBER       DESCRIPTION OF EXHIBITS
------       -----------------------

3.1    --    Restated Charter of the Company (1)
3.2    --    Amendment to Restated Charter of the Company (2)
3.3    --    Amendment to Restated Charter of the Company (3)
3.4    --    Amended Bylaws of the Company (1)
4.1    --    Specimen of Common Stock Certificate (4)
4.2    --    Shareholder Rights Agreement, dated February 18, 1994, between the Company and First Union National Bank of North Carolina (5)
10.1   --    PhyCor, Inc. Supplemental Executive Retirement Plan as Amended and
             Restated Effective January 1, 2000 (6)
10.2   --    Employment Agreement between the Company and Tarpley B. Jones, dated as of February 1, 2000 (6)
27     --    Financial Data Schedule (for SEC use only)

(1) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994, Commission No. 0-19786.

(2) Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-3, Registration No. 33-93018.

(3) Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-3, Registration No. 33-98528.

(4) Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-1, Registration No. 33-44123.

(5) Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated February 18, 1994, Commission No. 0-19786.

(6)  Filed herewith.