Form 10-Q
period 2000-06-30
PHYCOR INC /TN/
filed 2000-08-14
CIK 881400

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition period from _____________ to
         _____________.

                         COMMISSION FILE NUMBER: 0-19786

                                  PHYCOR, INC.
                                  ------------
             (Exact Name of Registrant as Specified in Its Charter)

                 TENNESSEE                                      62-1344801
       ------------------------------                        ---------------
      (State or Other Jurisdiction of                       (I.R.S. Employer
      Incorporation or Organization)                       Identification No.)

     30 BURTON HILLS BLVD., SUITE 400
           NASHVILLE, TENNESSEE                               37215
     --------------------------------                       ----------
 (Address of Principal Executive Offices)                   (Zip Code)

     Registrant's Telephone Number, Including Area Code:   (615) 665-9066
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

         As of August 11, 2000, 73,776,411 shares of the Registrant's Common Stock were outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          PHYCOR, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                 June 30, 2000 (unaudited) and December 31, 1999
                    (All amounts are expressed in thousands)

                                                                              2000            1999
                                                                              ----            ----
ASSETS
------
Current assets:
     Cash and cash equivalents - unrestricted                               $  27,873     $    31,093
     Cash and cash equivalents - restricted                                    30,211          29,619
     Accounts receivable, net                                                  85,947         230,513
     Inventories                                                                3,244          11,384
     Prepaid expenses and other current assets                                 37,225          53,002
     Assets held for sale, net                                                169,292         101,988
                                                                            ---------     -----------
                  Total current assets                                        353,792         457,599
Property and equipment, net                                                    62,343         156,091
Intangible assets, net                                                        141,148         522,742
Other assets                                                                   60,145          58,493
                                                                            ---------     -----------
                  Total assets                                              $ 617,428     $ 1,194,925
                                                                            =========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
------------------------------------
Current liabilities:
     Current installments of long-term debt                                 $ 222,223     $     3,424
     Current installments of obligations under capital leases                   1,255           3,746
     Accounts payable                                                          18,114          34,963
     Due to physician groups                                                    7,303          30,142
     Purchase price payable                                                     9,938          20,711
     Salaries and benefits payable                                             13,763          25,544
     Incurred but not reported claims payable                                  23,782          45,124
     Current portion of accrued restructuring reserves                         17,715           7,316
     Other accrued expenses and current liabilities                            53,736          92,843
                                                                            ---------     -----------
                  Total current liabilities                                   367,829         263,813
Long-term debt, excluding current installments                                  5,564         247,861
Obligations under capital leases, excluding current installments                  477           1,540
Accrued restructuring reserves                                                 18,523             679
Deferred credits and other liabilities                                         28,940          29,858
Convertible subordinated notes payable to physician groups                      2,148           6,839
Convertible subordinated notes and debentures                                 302,125         298,750
                                                                            ---------     -----------
                  Total liabilities                                           725,606         849,340
Minority interest in earnings of consolidated partnerships                        836           2,082
Shareholders' equity (deficit):
     Preferred stock, no par value; 10,000 shares authorized:                      --              --
     Common stock, no par value; 250,000 shares authorized; issued
         and outstanding 73,769 shares in 2000 and 73,479 shares in 1999      834,156         834,276
     Accumulated deficit                                                     (943,170)       (490,773)
                                                                            ---------     -----------
                  Total shareholders' equity (deficit)                       (109,014)        343,503
                                                                            ---------     -----------
                  Total liabilities and shareholders' equity (deficit)      $ 617,428     $ 1,194,925
                                                                            =========     ===========

See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
            Three months and six months ended June 30, 2000 and 1999
     (All amounts are expressed in thousands, except for earnings per share)
                                   (Unaudited)

                                                         THREE MONTHS ENDED                SIX MONTHS ENDED
                                                               JUNE 30,                        JUNE 30,
                                                         --------------------            --------------------
                                                         2000            1999            2000            1999
                                                         ----            ----            ----            ----
Net revenue                                           $ 258,010       $ 393,488       $ 567,506       $ 810,032
Operating expenses:
     Cost of provider services                           57,098          49,520         117,934         106,612
     Salaries, wages and benefits                        82,830         126,927         180,448         260,015
     Supplies                                            35,023          57,994          75,836         118,594
     Purchased medical services                           4,990           9,084          12,287          19,325
     Other expenses                                      47,779          59,811          94,110         118,043
     General corporate expenses                           7,368           7,010          14,952          15,653
     Rents and lease expense                             18,234          30,591          41,279          63,305
     Depreciation and amortization                       15,756          24,118          33,054          48,888
     Provision for asset revaluation,
         restructuring and refinancing                  407,308          14,375         431,085          23,888
                                                      ---------       ---------       ---------       ---------
     Net operating expenses                             676,386         379,430       1,000,985         774,323
                                                      ---------       ---------       ---------       ---------
         Earnings (loss) from operations               (418,376)         14,058        (433,479)         35,709

Other (income) expense:
     Interest income                                     (1,749)         (1,089)         (3,209)         (2,102)
     Interest expense                                     9,912          10,122          19,978          19,987
                                                      ---------       ---------       ---------       ---------
         Earnings (loss) before income taxes and
              minority interest                        (426,539)          5,025        (450,248)         17,824

Income tax expense                                          307             554             635           5,791
Minority interest in earnings (losses) of
     consolidated partnerships                              (22)          3,548           1,514           8,322
                                                      ---------       ---------       ---------       ---------
         Net earnings (loss)                          $(426,824)      $     923       $(452,397)      $   3,711
                                                      =========       =========       =========       =========

Earnings (loss) per share:
     Basic                                            $   (5.80)      $     .01       $   (6.15)      $     .05
                                                      =========       =========       =========       =========
     Diluted                                              (5.80)            .01           (6.15)            .05
                                                      =========       =========       =========       =========
Weighted average number of shares and dilutive
   share equivalents outstanding:
         Basic                                           73,548          76,034          73,513          75,989
         Diluted                                         73,548          77,457          73,513          77,509
                                                      =========       =========       =========       =========

See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
            Three months and six months ended June 30, 2000 and 1999
                    (All amounts are expressed in thousands)
                                   (Unaudited)

                                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                             JUNE 30,                       JUNE 30,
                                                                       -------------------            -------------------
                                                                       2000           1999            2000           1999
                                                                       ----           ----            ----           ----
Cash flows from operating activities:
   Net earnings (loss)                                              $(426,824)      $    923       $(452,397)      $  3,711
   Adjustments to reconcile net earnings (loss) to net cash
     provided by operating activities:
       Depreciation and amortization                                   15,756         24,118          33,054         48,888
       Minority interests                                                 (22)         3,548           1,514          8,322
       Provision for asset revaluation, restructuring
         and refinancing                                              407,308         14,375         431,085         23,888
       Accretion of convertible subordinated notes                      1,688             --           3,375             --
       Increase (decrease) in cash, net of effects
         of acquisitions and dispositions, due to changes in:
           Accounts receivable                                         13,824         22,631          16,668          4,978
           Inventories                                                    188            522             (17)           737
           Prepaid expenses and other current assets                    6,384         (5,133)          1,884        (17,578)
           Accounts payable                                            (3,088)         1,410          (4,275)         8,231
           Due to physician groups                                     (4,681)        (6,158)         (1,843)         3,049
           Incurred but not reported claims payable                     3,135         (6,786)          8,393         (4,592)
           Accrued restructuring reserves                              (3,421)        (4,710)         (7,634)        (7,385)
           Other accrued expenses and current liabilities              (1,927)        (3,129)        (19,748)          (768)
                                                                    ---------       --------       ---------       --------
              Net cash provided by operating activities                 8,320         41,611          10,059         71,481
                                                                    ---------       --------       ---------       --------

Cash flows from investing activities:
   Dispositions (acquisitions), net                                    23,078         (4,607)         38,781        (35,500)
   Purchase of property and equipment                                  (7,624)        (9,487)        (16,509)       (23,836)
   Payments for other assets                                           (2,484)        (1,860)         (1,171)        (4,953)
                                                                    ---------       --------       ---------       --------
              Net cash provided (used) by investing activities         12,970        (15,954)         21,101        (64,289)
                                                                    ---------       --------       ---------       --------

Cash flows from financing activities:
   Net proceeds from issuance of common stock                            (193)           400            (132)         1,270
   Proceeds from long-term borrowings                                      --             --              --         26,000
   Repayment of long-term borrowings                                  (33,103)       (18,799)        (26,764)       (22,030)
   Repayment of obligations under capital leases                       (1,210)        (1,667)         (2,038)        (3,813)
   Payments from (distributions of) minority interests                    108         (4,613)         (2,760)        (7,628)
   Loan costs incurred                                                   (127)           (14)         (2,093)          (785)
                                                                    ---------       --------       ---------       --------
              Net cash used by financing activities                   (34,525)       (24,693)        (33,787)        (6,986)
                                                                    ---------       --------       ---------       --------

Net increase (decrease) in cash and cash equivalents                  (13,235)           964          (2,627)           206

Cash and cash equivalents - beginning of period                        71,319         73,556          60,711         74,314
                                                                    ---------       --------       ---------       --------

Cash and cash equivalents  - end of period                          $  58,084       $ 74,520       $  58,084       $ 74,520
                                                                    =========       ========       =========       ========

See accompanying notes to consolidated financial statements.

                         PHYCOR, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows, Continued
            Three months and six months ended June 30, 2000 and 1999
                    (All amounts are expressed in thousands)
                                  (Unaudited)

                                                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                                  JUNE 30,                     JUNE 30,
                                                                            -------------------           ------------------
                                                                            2000           1999           2000          1999
                                                                            ----           ----           ----          ----
SUPPLEMENTAL SCHEDULE OF INVESTING ACTIVITIES:
Effects of acquisitions and dispositions, net:
   Assets acquired, net of cash                                           $   (374)      $(24,533)      $ (1,269)      $(33,588)
   Liabilities paid (assumed), including
      deferred purchase price payments                                      (2,108)        12,058         (6,778)        (9,420)
   Cancellation of common stock                                                 --             --             --           (360)
   Cash received from disposition of assets                                 25,560          7,868         46,828          7,868
                                                                          --------       --------       --------       --------
         Dispositions (acquisitions), net                                 $ 23,078       $ (4,607)      $ 38,781       $(35,500)
                                                                          ========       ========       ========       ========


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Notes receivable received from disposition
   of clinic assets                                                       $  8,500       $     --       $ 18,895       $  4,810
                                                                          ========       ========       ========       ========













See accompanying notes to consolidated financial statements.

                         PHYCOR, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
            Three months and six months ended June 30, 2000 and 1999

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

(2)    NET REVENUE
       -----------

       Net revenue of the Company is comprised of clinic service agreement revenue, independent practice association (IPA) management revenue, net hospital revenues and other operating revenues. Clinic service agreement revenue is equal to the net revenue of the clinics less amounts retained by physician groups. Net clinic revenue recorded by the physician groups is recorded at established rates reduced by provisions for doubtful accounts and contractual adjustments. Contractual adjustments arise as a result of the terms of certain reimbursement and managed care contracts. Such adjustments represent the difference between charges at established rates and estimated recoverable amounts and are recognized in the period the services are rendered. Any differences between estimated contractual adjustments and actual final settlements under reimbursement contracts are recognized as contractual adjustments in the year final settlements are determined. With the exception of certain clinics acquired as a part of the First Physician Care, Inc. (FPC) acquisition, the physician groups rather than the Company enter into managed care contracts. Through calculation of its service fees, the Company shares indirectly in any capitation risk assumed by its affiliated physician groups.


                                                                     (Continued)

                          PHYCOR, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

       IPA management revenue is equal to the difference between the amount of capitation and risk pool payments payable to the IPAs managed by the Company less amounts retained by the IPAs. The Company has not historically been a party to capitated contracts entered into by the IPAs, but is exposed to losses to the extent of its share of deficits, if any, of the capitated revenue of the IPAs. At June 30, 2000, the Company had underwritten letters of credit totaling $3.3 million for the benefit of certain managed care payors to help ensure payment of costs for which the Company's affiliated IPAs are responsible. The Company is exposed to losses if a letter of credit is drawn upon and the Company is unable to obtain reimbursement from the IPA. Through the PrimeCare International, Inc. (PrimeCare) and The Morgan Health Group, Inc. (MHG) acquisitions, the Company became a party to certain managed care contracts. Accordingly, the cost of provider services for the PrimeCare and MHG contracts is not included as a deduction to net revenue of the Company but is reported as an operating expense. The Company had terminated all payor contracts relating to MHG and commenced closing its MHG operations by April 30, 1999. The Company expects to complete the closure of MHG by the end of 2000.

       The following table represents amounts included in the determination of net revenue (in thousands):

                                                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                      JUNE 30,                      JUNE 30,
                                                                ------------------           --------------------
                                                                2000          1999           2000            1999
                                                                ----          ----           ----            ----
       Gross physician group, hospital and other revenue      $543,284      $876,812      $1,184,325      $1,786,481
       Less:
           Provisions for doubtful accounts
                 and contractual adjustments                   249,573       377,633         534,476         761,227
                                                              --------      --------      ----------      ----------
                 Net physician group, hospital
                    and other revenue                          293,711       499,179         649,849       1,025,254
       IPA revenue                                             252,265       279,781         521,949         548,941
                                                              --------      --------      ----------      ----------
                 Net physician group, hospital, IPA
                    and other revenue                          545,976       778,960       1,171,798       1,574,195
       Less amounts retained by  physician groups
       and IPAs:
           Physician groups                                     95,923       173,692         213,859         356,316
           Clinic technical employee compensation               13,750        22,155          29,353          45,445
           IPAs                                                178,293       189,625         361,080         362,402
                                                              --------      --------      ----------      ----------
                 Net revenue                                  $258,010      $393,488      $  567,506      $  810,032
                                                              ========      ========      ==========      ==========




                                                                     (Continued)

                          PHYCOR, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

(3)    BUSINESS SEGMENTS
       -----------------

       The Company has two reportable segments based on the way management has organized its operations: multi-specialty clinics and IPAs. The Company derives its revenues primarily from operating multi-specialty medical clinics and managing IPAs (see Note 2). In addition, the Company provides health care decision-support services and operates two hospitals that do not meet the quantitative thresholds for reportable segments and therefore have been aggregated within the corporate and other category.

       The Company evaluates performance based on earnings from operations before asset revaluation, restructuring and refinancing charges, minority interest and income taxes. The following is a financial summary by business segment for the periods indicated (in thousands):

                                                                      THREE MONTHS ENDED             SIX  MONTHS ENDED
                                                                            JUNE 30,                      JUNE 30,
                                                                      --------------------           -------------------
                                                                      2000            1999           2000           1999
                                                                      ----            ----           ----           ----
       Multi-specialty clinics:
           Net revenue                                              $ 170,841     $   289,897     $ 378,099     $   596,892
           Operating expenses(1)                                      155,466         262,246       342,667         540,236
           Interest income                                             (1,637)           (629)       (3,088)         (1,105)
           Interest expense                                            10,804          20,457        23,361          40,917
           Earnings before taxes and minority interest(1)               6,208           7,823        15,159          16,844
           Depreciation and amortization                                9,586          17,949        21,558          37,618
           Segment assets                                             384,769       1,356,450       384,769       1,356,450

       IPAs:
           Net revenue                                                 73,972          90,156       160,869         186,539
           Operating expenses(1)                                       91,479          82,314       182,858         167,493
           Interest income                                               (805)           (601)       (1,441)         (1,245)
           Interest expense                                             3,696           2,795         5,955           5,516
           Earnings (loss) before taxes and minority interest(1)      (20,398)          5,648       (26,503)         14,775
           Depreciation and amortization                                3,588           4,025         7,169           6,998
           Segment assets                                             207,043         333,204       207,043         333,204

       Corporate and other(2):
           Net revenue                                                 13,197          13,435        28,538          26,601
           Operating expenses(1)                                       22,133          20,495        44,375          42,706
           Interest income                                             (4,588)        (13,130)       (9,338)        (26,446)
           Interest expense                                               693             141         1,320             248
           Earnings (loss) before taxes and minority interest(1)       (5,041)          5,929        (7,819)         10,093
           Depreciation and amortization                                2,582           2,144         4,327           4,272
           Segment assets                                              25,616         132,266        25,616         132,266

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


                                                                     (Continued)

                          PHYCOR, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements



 (4)   ASSET REVALUATION AND RESTRUCTURING
       -----------------------------------

       In the second quarter of 2000, the Company recorded a pre-tax asset revaluation charge of approximately $370.2 million. This charge related to the revaluation of certain assets associated with the completed sales and expected sales of certain assets of the Company's clinic operations at amounts less than book value, the impairment of long-lived assets of certain of its ongoing operating units, the anticipated sale of the Company's Kentucky HMO operation, substantial operating losses in the Company's Houston IPA operations the Company's decision to cease operations and exit an IPA market which was still in the development stages, the expected sale of CareWise and the consolidation of the Company's administrative office space.

       At June 30, 2000, net assets held for sale and expected to be sold during the next 12 months totaled approximately $169.3 million after taking into account the charges relating to clinics with which the Company intends to terminate or restructure its affiliation and the revaluation of certain other assets. These net assets consisted of current assets, property and equipment, intangible assets and other assets less liabilities which are expected to be assumed by the purchasers.

       Net revenue and pre-tax income (losses) from operations disposed of or closed through June 30, 2000 were $16.7 million and $900,000 for the three months ended June 30, 2000, and $63.0 million and $800,000 for the six months ended June 30, 2000, respectively, compared to $146.9 million and $(600,000) for the three months ended June 30, 1999, and $321.8 million and $1.9 million for the six months ended June 30, 1999, respectively. Net revenue and pre-tax income (losses) from the operations held for sale at June 30, 2000 were $124.5 million and $(700,000) for the three months ended June 30, 2000, and $257.0 million and $2.3 million for the six months ended June 30, 2000, respectively, compared to $115.0 million and $6.0 million for the three months ended June 30, 1999, and $227.9 million and $11.5 million for the six months ended June 30, 1999, respectively.

       The Company completed the disposition of the assets of six clinics and certain real estate during the second quarter of 2000 and received consideration consisting of $25.6 million in cash and $8.5 million in notes receivable, in addition to certain liabilities assumed by the purchasers. The Company recorded an additional charge related to these sales of approximately $19.7 million in the second quarter of 2000, which is included in the pre-tax asset revaluation charge described above.

       In the first quarter of 2000, the Company recorded a net pre-tax asset revaluation charge of approximately $19.0 million, which was comprised of a $26.0 million charge less the reversal of certain asset revaluation charges recorded in the third quarter of 1999. The first quarter 2000 charge related to the revaluation of certain assets associated with one clinic held for sale, the completed sales of the operating assets of five clinics for less than book value and the exiting of an IPA market.

       The Company completed the disposition of the assets of six clinics, certain satellite operations of another clinic and certain real estate during the first quarter of 2000 and received consideration consisting of $21.3 million in cash and $10.4 million in notes receivable, in addition to certain liabilities being assumed by the purchasers. The asset sales of one of these clinics resulted in the reversal of revaluation charges recorded in the third quarter of 1999 of approximately $6.1 million.


                                                                     (Continued)

                          PHYCOR, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

       The Company adopted and implemented restructuring plans and recorded pre-tax restructuring charges of approximately $37.1 million in the second quarter of 2000 with respect to operations that are being sold or closed. These restructuring plans include the involuntary termination of 512 clinic, IPA management, business office and corporate personnel. These terminations are expected to be completed over the next six months. At June 30, 2000, accrued restructuring reserves totaled approximately $36.2 million. The Company estimates that approximately $17.7 million of the restructuring reserves at June 30, 2000 will be paid during the next 12 months. The remaining $18.5 million relates primarily to long term lease commitments. The following table summarizes the restructuring accrual and payment activity for the first six months of 2000 (in thousands):

                                            FACILITY AND       SEVERANCE         OTHER
                                          LEASE TERMINATION   AND RELATED        EXIT
                                               COSTS             COSTS           COSTS           TOTAL
                                               -----             -----           -----           -----
       Balances at December 31, 1999          $  2,644         $  2,381         $ 2,970         $  7,995
           First quarter 2000 charges            1,886              774             979            3,639
           Payments                               (617)          (1,121)         (2,481)          (4,219)
           Other re-allocations                   (211)            (217)            428               --
                                              --------         --------         -------         --------

       Balances at March 31, 2000                3,702            1,817           1,896            7,415
           Second quarter 2000 charges          21,488           11,364           4,217           37,069
           Payments                               (404)          (6,861)           (981)          (8,246)
           Other re-allocations                    (18)              39             (21)              --
                                              --------         --------         -------         --------

       Balances at June 30, 2000              $ 24,768         $  6,359         $ 5,111         $ 36,238
                                              ========         ========         =======         ========


(5)    REFINANCING COSTS
       -----------------

       The Company recorded a refinancing charge of approximately $1.2 million in the first quarter of 2000 related to the amendment and restatement of the bank credit facility in January 2000. This charge represented unamortized costs that were expensed as a result of lower commitment amounts and an earlier termination date of the bank credit facility. The Company is in the process of negotiating modifications to its bank credit facility. The bank group extended its waiver of existing defaults under the bank credit facility and the synthetic lease facility until August 25, 2000 by which date the Company anticipates that it will have executed a restated bank credit facility. Management expects that the bank credit facility, as amended, will provide for the conversion of outstanding balances under the existing revolving credit and synthetic lease facilities and outstanding letters of credit to a term loan and a $25 million revolving loan with a maturity of June 30, 2001. As a result, the Company anticipates a refinancing charge related to unamortized loan costs of approximately $2.2 million will be recorded in the third quarter of 2000. There can be no assurance, however, that the Company and the bank group will reach agreement on the restated facility or that, if an agreement is reached, such agreement will be on the terms currently contemplated by the Company.


                                                                     (Continued)

                          PHYCOR, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements


(6)    COMMITMENTS AND CONTINGENCIES
       -----------------------------

       The Company and certain of its current and former officers and directors, Joseph C. Hutts, Derril W. Reeves, Thompson S. Dent, Richard D. Wright and John K. Crawford (only Mr. Dent remains employed by the Company while he and Mr. Hutts serve as directors) have been named defendants in 10 securities fraud class actions filed in state and federal courts in Tennessee between September 8, 1998 and June 24, 1999. The factual allegations of the complaints in all 10 actions are substantially identical and assert that during various periods between April 22, 1997 and September 22, 1998, the defendants issued false and misleading statements which materially misrepresented the earnings and financial condition of the Company and its clinic operations and misrepresented and failed to disclose various other matters concerning the Company's operations in order to conceal the alleged failure of the Company's business model. Plaintiffs further assert that the alleged misrepresentations caused the Company's securities to trade at inflated levels while the individual defendants sold shares of the Company's stock at such levels. In each of the actions, the plaintiff seeks to be certified as the representative of a class of all persons similarly situated who were allegedly damaged by the defendants' alleged violations during the "class period." Each of the actions seeks damages in an indeterminate amount, interest, attorneys' fees and equitable relief, including the imposition of a trust upon the profits from the individual defendants' trades. The federal court actions have been consolidated in the U.S. District Court for the Middle District of Tennessee. Defendants' motion to dismiss was denied and the case is now in the discovery stage of the litigation. Defendants' unopposed motion to set a new trial date was granted on April 19, 2000, and the court has set the trial date for June 4, 2001. The state court actions were consolidated in Davidson County, Tennessee. The Plaintiffs' original consolidated class action complaint in state court was dismissed for failure to state a claim. Plaintiffs, however, were granted leave to file an amended complaint. The amended complaint filed by Plaintiffs asserted, in addition to the original Tennessee Securities Act claims, that Defendants had also violated Sections 11 and 12 of the Securities Act of 1933 for alleged misleading statements in a prospectus released in connection with the CareWise acquisition. Defendants removed this case to federal court and have filed an answer. The amended complaint also added KPMG, LLP (KPMG), the Company's independent public auditors. KPMG removed this case to federal court. The Company and the individual defendants filed an answer. KPMG's motion to dismiss is still pending before the Court. This case has been consolidated with the original federal consolidated action for discovery purposes only. The Company anticipates the state and federal actions will be tried separately. The discovery process continues. The Company believes that it has meritorious defenses to all of the claims, and is vigorously defending against these actions. There can be no assurance, however, that such defenses will be successful or that the lawsuits will not have a material adverse effect on the Company. The Company's Restated Charter provides that the Company shall indemnify the officers and directors for any liability arising from these suits unless a final judgment establishes liability (a) for a breach of the duty of loyalty to the Company or its shareholders, (b) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law or (c) for an unlawful distribution.

       On February 2, 1999, Prem Reddy, M.D., the former majority shareholder of PrimeCare, a medical network management company acquired by the Company in May 1998, filed suit against the Company and certain of its current and former executive officers in the United States District Court for the Central District of California. The complaint asserts fraudulent inducement relating to the PrimeCare transaction and that the defendants issued false and misleading statements which materially misrepresented the earnings and financial condition of the

                                                                     (Continued)

                          PHYCOR, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements


       Company and its clinic operations and misrepresented and failed to disclose various other matters concerning the Company's operations in order to conceal the alleged failure of the Company's business model. On June 5, 2000, the court granted in full the Company's motion for partial summary judgment, which eliminated the plaintiff's allegations of fraud and violations of federal and state securities laws. As a result of the court's rulings, the plaintiff is no longer entitled to rescission of the merger agreement, return of the proceeds from the operations of PrimeCare, or punitive damages. In addition, on August 7, 2000, at the pretrial conference the court ruled in favor of the Company on substantially all of the Company's motions in limine and, on August 8, 2000, the court set a new pre-trial conference for October 23, 2000, and invited the parties to file by September 7, 2000 motions for summary judgment based on the court's rulings on the motions in limine. The Company intends to file Motions for Summary Judgment by such date. Although the Company believes it has meritorious defenses to all of the remaining claims and is vigorously defending this suit, there can be no assurance that it will not have a material adverse effect on the Company.

       On July 26, 2000, Prem Reddy filed a new action captioned Prem Reddy, M.D. v. Harry Lifschutz, M.D., PhyCor, Inc. and Does 1 through 50, in Superior Court of the State of California, County of San Bernardino. Dr. Reddy alleges claims for unfair business practices and alleged fraudulent conveyances in connection with the Company's efforts to sell Company assets located in California and other locations. The plaintiff seeks to enjoin these asset sales or to impose a constructive trust on any completed sales. In response, the Company, on July 27, 2000, removed the action to the United States District Court, Central District of California and, by order of the Court on August 9, 2000, the case was reassigned to the United States District Court, Western District of California. The judge assigned to this case is the same judge presiding over the other Reddy matter discussed above. The Company intends to file a motion to dismiss this new action in the very near future. Although the Company intends to defend itself vigorously against these claims if the court does not dismiss this matter, there can be no assurance that an adverse decision in this matter would not have a material adverse effect on the Company.

       Three clinics are challenging the enforceability of their service agreements with the Company's subsidiaries in court. In August 1999, Medical Arts Clinic Association (Medical Arts) filed suit against the Company in the District Court of Navarro County, Texas, which complaint has been subsequently amended. The Company removed this case to Federal District Court for the Northern District of Texas. Medical Arts is seeking damages for breach of contract and rescission of the service agreement and declaratory relief regarding the enforceability of the service agreement alleging it is null and void on several grounds, including but not limited to, the violation of state law provisions as to the corporate practice of medicine and fee splitting. On April 28, 2000, Medical Arts filed a Motion for Partial Summary Judgement seeking a determination that the Service Agreement constituted the corporate practice of medicine in violation of Texas law. On May 31, 2000, the Company filed a Cross-Motion for Partial Summary Judgement on the same issue. On August 8, 2000, the Court denied both parties' Motions for Partial Summary Judgement, ordered mediation by the parties within 60 days of the Court's order, and stayed all discovery pending mediation. On April 24, 2000, the Texas District Court of Navarro County, Texas, ordered the appointment of a receiver to rehabilitate Medical Arts. On May 10, 2000, the same state court granted Medical Arts a temporary restraining order against the Company and set for hearing the matters set forth in the order. On May 12, 2000, the Company, in response to the foregoing, filed its notice of removal of the above matters to the federal court. This removal stays any action of the state court. In December, 1999 the Company filed suit in Davidson County, Tennessee which currently seeks declaratory relief that the service agreement with Murfreesboro Medical Clinic, P.A. (Murfreesboro Medical) is enforceable or alternatively seeking damages for breach by Murfreesboro Medical under the service agreement and related asset

                                                                     (Continued)

                          PHYCOR, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

       purchase agreement. Murfreesboro Medical then filed a motion to dismiss our suit which was denied. Simultaneously, Murfreesboro Medical filed suit in Circuit Court in Rutherford County, Tennessee, claiming breach of the service agreement by the Company and seeking a declaratory judgment that the service agreement was unenforceable. Pursuant to a motion by the Company, the Rutherford County lawsuit has been dismissed. The Davidson County suit is still pending. In January 2000, South Texas Medical Clinics, P.A. (South Texas) filed suit against PhyCor of Wharton, L.P. in the State District Court in Fort Bend County, Texas. South Texas is seeking a declaratory judgment that the service agreement is unenforceable as a matter of law because it violates the Texas Health and Safety Code relating to the corporate practice of medicine and fee splitting. In the alternative, South Texas seeks to have the agreements declared void alleging, among other things, fraud in the inducement and breach of contract by the Company. The Company has filed a motion to remove this case to Federal District Court for the Southern District of Texas.. On April 18, 2000, the court entered an Agreed Order whereby South Texas, among other matters, agreed to pay over to the Company cash proceeds from certain accounts receivable and pay into the registry of the court proceeds from certain other accounts receivable during the pendancy of this matter. The terms of the service agreements provide that the agreements shall be modified if the laws are changed, modified or interpreted in a way that requires a change in the agreements. Although the Company is vigorously defending the enforceability of the structure of its management fee and service agreements against these suits, there can be no assurance that these suits will not have a material adverse effect on the Company.

       The Company is aware of a qui tam lawsuit filed under seal which names as defendants the Company, a subsidiary of the Company, and a clinic affiliated with the Company, and alleges violations of the False Claims Act and the Whistle Blower's Act, breach of contract and employee discrimination. It is too early to determine whether this action will proceed or if any governmental agencies will participate in the action. If the action proceeds, the Company will vigorously defend this action and believes it will have meritorious defenses to these claims. There can be no assurance, however, that this suit, if ultimately determined in favor of the plaintiffs, would not have a material adverse effect on the Company.

       On April 18, 2000, a jury in the case of United States of America ex rel. William R. Benz v. PrimeCare International, Inc. and Prem Reddy, in the United States District Court, Central District of California, returned a verdict in favor of the plaintiff as follows: $500,000 against PrimeCare on plaintiff's breach of contract claims; $900,000 in compensatory damages and $3 million in punitive damages jointly and severally against PrimeCare and Prem Reddy on plaintiff's claims for wrongful termination and intentional infliction of emotional distress; and $200,000 against PrimeCare on plaintiff's claim for violations of state labor codes. The jury returned a verdict in defendants' favor on plaintiff's claim for retaliatory termination under the False Claims Act. The jury was unable to reach a verdict on plaintiff's Medicare fraud claims. The court entered a final judgment on July 13, 2000. The Company has recorded as other operating expenses this judgment of $4.6 million in the second quarter of 2000. A new trial on the Medicare fraud claims has been set for September 12, 2000. The defendants filed post-trial motions with the court on July 17, 2000 seeking to dismiss the Medicare fraud, the wrongful termination and intentional infliction of emotion distress claims and, in the alternative, to obtain a new trial on all claims. All of the claims in this matter arose from events occurring prior to PhyCor's acquisition of PrimeCare and relate to the termination of Mr. Benz, a former officer of PrimeCare. The Company believes that it is entitled to seek indemnification from Prem Reddy for any damages incurred by PrimeCare as a result of this matter and intends to seek such indemnification. There can be no assurance that plaintiff's enforcement of his judgment against PrimeCare would not have a material adverse effect on PrimeCare.


                                                                     (Continued)

                          PHYCOR, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements



       The U.S. Department of Labor (the "Department") is conducting an investigation of the administration of the PhyCor, Inc. Savings and Profit Sharing Plan (the Plan). The Plan is currently negotiating with the Department to end the investigation with no required payments by the Plan subject to certain on-going outside reviews of the timing of participant contributions. The Company intends to fully cooperate with the Department's requests.

       The Company is currently under examination by the Internal Revenue Service ("IRS") for the years 1996 through 1998 and the IRS has proposed an adjustment to the carryback that will result in the Company owing approximately $1.2 million plus interest. Additionally, two subsidiaries are currently under examination for the 1995 and 1996 tax years. The Company acquired the stock of these subsidiaries during 1996. For the years under audit, and potentially, for subsequent years, any such adjustments could result in material cash payments by the Company. The Company cannot determine at this time the resolution of these matters, however, it does not believe the resolution of these matters will have a material adverse effect on its financial condition, although there can be no assurance as to the outcome of these matters.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         OVERVIEW

         PhyCor, Inc. ("PhyCor" or the "Company") is a medical network management company that provides contract management services to physician networks owned by health systems, manages multi-specialty medical clinics and other medical organizations and develops and manages independent practice associations ("IPAs"). The Company also provides health care decision-support services, including demand management and disease management services, to managed care organizations, health care providers, employers and other group associations. In connection with its physician network operations, the Company manages and operates two hospitals and four health maintenance organizations ("HMOs").

         At June 30, 2000, the Company managed 26 clinics with 1,630 physicians in 18 states, of which 13 clinics with 925 physicians were held for sale, and managed IPAs with approximately 22,000 physicians in 21 markets. On such date, the Company's affiliated physicians provided medical services under capitated contracts to approximately 1.2 million patients, including approximately 300,000 Medicare/Medicaid eligible patients. As described below, the Company is in discussions with substantially all of its clinics to restructure or terminate its service agreements. The Company has also determined to cease operations in one IPA market which was still in the development stage and has recorded asset revaluation and restructuring charges for that market. The Company has also recorded asset revaluation charges for the Houston IPA market, which has experienced substantial operating losses. The Company also provided health care decision-support services to approximately 3.5 million individuals through its CareWise subsidiary. The Company intends to sell CareWise, although no agreement regarding the sale has been reached.

         In the quarter ended June 30, 2000, the Company contacted most of its affiliated multi-specialty clinics to discuss the repurchase of clinic assets from the Company by the respective physician groups. The Company is negotiating with substantially all of its multi-specialty clinics to restructure or terminate its existing service agreements and to reduce the Company's investment in the assets of these clinics. As a result of its ongoing discussions, management believes that a majority of the clinics intend to repurchase all or a portion of the related assets. Management intends to negotiate with the clinics for the sale and repurchase of the assets on mutually agreeable terms. The Company expects to use a significant portion of the cash proceeds from the asset sales to meet its financial obligations under its bank credit facility. In the event the proceeds from the asset sales are less than anticipated or are not received when anticipated, the Company may experience difficulty meeting its obligations under the bank credit facility and other debt obligations. Such difficulty could cause a material adverse effect on the Company. There can be no assurance that the clinics will repurchase the assets, that the repurchases will be on terms agreeable to the Company or that additional charges to earnings will not be necessary as a result of the final terms of the assets sales.

         In the second quarter of 2000, the Company recorded asset revaluation and restructuring charges of approximately $407.3 million. These charges were comprised of $370.2 million of asset revaluation charges relating to assets at the Company's operating units and corporate office and $37.1 million of restructuring charges. The asset revaluation charges consisted of approximately $198.6 million related to assets held for sale, $19.7 million related to assets sold during the second quarter and $151.9 million related to asset impairments. As further described herein, the asset revaluation and restructuring charges primarily resulted from the anticipated restructuring or termination of substantially all of the Company's clinic service agreements, the classification of the net assets of its Kentucky HMO and CareWise as held for sale, the exit from one IPA market and substantial operating losses in its Houston IPA market. The Company currently anticipates recording additional restructuring charges as the Company ceases operations in certain additional markets or further restructures its operations.

         The continued sales of the Company's assets related to the multi-specialty clinics and termination of the related service agreements will result in a significant reduction in the Company's revenues. After the completion of the anticipated asset sales, the Company intends to focus on its IPA management division and to continue to provide physician management services to health systems and independent physician organizations along with providing management services to certain affiliated medical groups. The Company anticipates that the revenues from the IPA management division will comprise a substantial majority of the Company's revenues in 2001 and beyond. This change is primarily the result of the continued sales of existing clinic operations. There can be no assurance that the Company's continuing business operations will be successful or that the Company will return to profitability.

         After the anticipated clinic asset sales and termination of the related service agreements, the Company believes that it will continue to derive a significant percentage of its revenues from the provision of management services to physician organizations. The Company expects to remain a party to service agreements with those clinics that do not repurchase their assets. In addition, the Company anticipates that pursuant to management agreements, it will provide management services to certain clinics that repurchase their assets. The Company will continue to pursue management affiliations with multi-specialty clinics and assist the physician networks of health systems. The Company believes that it can assist these clinics and systems in improving the operations of their physician networks by offering the organizations a range of services to address their needs. Under these arrangements, the Company will not acquire the assets or employ the personnel of the physician organization, except certain key personnel, and will not have an obligation to provide capital to the physician organization.

         The Company's IPA management division has experienced losses in certain markets, including but not limited to, one development market which it decided to cease operations in the second quarter of 2000 and its Houston market. The Houston IPA market's losses were approximately $11.2 million for the six-month period ended June 30, 2000. The Company has determined not to make further capital investments in the Houston market. As a result, it is unlikely that the Company can sustain its IPA operations in Houston beyond the short term. If the Company ceases its IPA operations in the Houston market, the Company's relationships with payors and providers in other IPA markets may be materially adversely affected. As of June 30, 2000, the IPAs managed in Houston included approximately 1,600 physicians and 215,000 covered lives. If the operating results of the Company's IPA management division do not improve, or if a significant number of the Company's payor relationships are impacted adversely because of the operating difficulties in the Houston market, the Company will be materially adversely affected.

         The Company believes that this division's revenues will comprise a substantial majority of the Company's total revenue in 2001 and beyond. The Company has increased its focus on managing and developing its existing IPAs to enable the Company to provide services to a broader range of physician organizations, to enhance the operating performance of remaining clinics and to further develop physician relationships. The Company develops IPAs that include affiliated clinic physicians to enhance the clinics' attractiveness as providers to managed care organizations. Fees earned from managing the IPAs are based upon a percentage of revenue collected by the IPAs and a share of surplus, if any, of capitated revenue of the IPAs. The Company has not historically been a party to the capitated contracts entered into by the IPAs, but through the calculation of its service fees is exposed to indirect losses based on the capitated risk assumed by the IPA, if any, resulting from the capitated contracts of the IPAs. Through the PrimeCare International, Inc. ("PrimeCare") and The Morgan Health Group, Inc. ("MHG") acquisitions, the Company became a party to certain managed care contracts and, accordingly will be exposed to direct losses, if any, resulting from the PrimeCare capitated contracts. The Company had terminated all managed care contracts of MHG by April 30, 1999. In addition, at June 30, 2000, the Company had underwritten letters of credit totaling $3.3 million for the benefit of certain managed care payors to help ensure payment of costs for which its affiliated IPAs are responsible. The Company would seek reimbursement from an IPA if there were a draw on a letter of credit. The Company is exposed to losses if a letter of credit is drawn upon and the Company is unable to obtain reimbursement from the IPA.

         The Company is seeking to sell its health care decision-support services division, CareWise. At present, the Company is considering several offers but has not reached any agreement regarding the ultimate sale of this division. There can be no assurance that the Company will be successful in its attempt to sell CareWise or to sell it on favorable terms. In the event the Company does not sell CareWise or it is sold for less than the recorded book value, the Company may incur additional charges to earnings.

RESULTS OF OPERATIONS

         The following table shows the percentage of net revenue represented by various expenses and other income items reflected in the Company's Consolidated Statements of Operations:

                                                                THREE MONTHS                       SIX MONTHS
                                                                ENDED JUNE 30,                    ENDED JUNE 30,
                                                           2000              1999              2000           1999
                                                           ----              ----              ----           ----
Net revenue.........................................      100.0%            100.0%            100.0%         100.0%
Operating expenses
       Cost of provider services....................       22.1              12.6              20.8           13.2
       Salaries, wages and benefits.................       32.1              32.3              31.8           32.1
       Supplies.....................................       13.6              14.7              13.3           14.6
       Purchased medical services...................        1.9               2.3               2.2            2.4
       Other expenses...............................       18.5              15.2              16.6           14.6
       General corporate expenses...................        2.9               1.8               2.6            1.9
       Rents and lease expense......................        7.1               7.8               7.3            7.8
       Depreciation and amortization................        6.1               6.1               5.8            6.0
       Provision for asset revaluation,
            restructuring and refinancing...........      157.9               3.6              76.0            3.0
                                                          -----             -----            ------          -----
Net operating expenses..............................      262.2  (A)         96.4 (A)         176.4  (A)      95.6 (A)
                                                          -----              ----             -----           ----
            Earnings (loss) from operations.........     (162.2) (A)          3.6 (A)         (76.4) (A)       4.4 (A)
Interest income.....................................       (0.7)             (0.3)             (0.6)          (0.3)
Interest expense....................................        3.8               2.6               3.5            2.5
                                                          -----             -----             -----          -----
            Earnings (loss) before income taxes
                  and minority interest.............     (165.3) (A)          1.3 (A)         (79.3) (A)       2.2  (A)
Income tax expense..................................        0.1  (A)          0.2 (A)           0.1  (A)       0.7  (A)
Minority interest...................................        0.0               0.9               0.3            1.0
                                                          -----             -----             -----          -----
            Net earnings (loss).....................     (165.4)%(A)          0.2%(A)         (79.7)%(A)       0.5% (A)
                                                         =======            =====            =======         =====


----------------------------

(A) Excluding the effect of the provision for asset revaluation, restructuring and refinancing in 2000 and 1999, net operating expenses, earnings (loss) from operations, earnings (loss) before income taxes and minority interest, income tax expense and net earnings (loss), as a percentage of net revenue, would have been 104.3%, (4.3)%, (7.5)%, 0.1% and (7.6)%, respectively, for the three months ended June 30, 2000, 100.4%, (0.4)%, (3.4)%, 0.1% and (3.8)%, respectively, for the six months ended June 30, 2000, 92.8%, 7.2%, 4.9%, 1.5% and 2.5%, respectively, for the three months ended June 30, 1999, and 92.6%, 7.4%, 5.2%, 1.6% and 2.6%, respectively, for the six months ended June 30, 1999.

2000 Compared to 1999

         Net revenue decreased $135.5 million, or 34.4%, from $393.5 million for the second quarter of 1999 to $258.0 million for the second quarter of 2000, and $242.5 million, or 29.9%, from $810.0 million for the first six months of 1999 to $567.5 million for the first six months of 2000. Net revenue from multi-specialty clinics ("Clinic Net Revenue") decreased in the second quarter of 2000 from the second quarter of 1999 by $119.1 million. The decrease was comprised of (i) a $101.9 million decrease in service fees for reimbursement of clinic expenses incurred by the Company and (ii) a $17.2 million decrease in the Company's fees from clinic operating income and net physician group revenue. Excluding same clinic revenue increases discussed below, decreases in Clinic Net Revenue for the quarter included reductions of $3.1 million from clinics whose assets were held for sale at June 30, 2000 and reductions of $123.2 million as a result of clinic operations disposed of in 1999 and 2000. Increases in Clinic Net Revenue for the quarter included $1.7 million in fees from contract management service agreements that were entered into in the fourth quarter of 1999. The decrease in Clinic Net Revenue was also impacted by declining reimbursement for services rendered by the physician groups. Specifically, the provision for doubtful accounts and contractual adjustments as a percentage of gross physician group, hospital and other revenue increased from 43.1% for the second quarter of 1999 to 45.9% for the second quarter of 2000. Net revenue from the service agreements (excluding clinics held for sale) in effect for both quarters increased by $5.5 million, or 13.6%, for the second quarter of 2000, compared with the second quarter of 1999. The growth in same market Clinic Net Revenue resulted from the addition of new physicians, the expansion of ancillary services and increases in patient volume and fees.

         Clinic Net Revenue decreased in the first six months of 2000 from the first six months of 1999 by $218.8 million. The decrease was comprised of (i) a $188.2 million decrease in service fees for reimbursement of clinic expenses incurred by the Company and (ii) a $30.6 million decrease in the Company's fees from clinic operating income and net physician group revenue. Excluding same clinic revenue increases discussed below, net decreases in Clinic Net Revenue for the first six months included increases of $3.4 million from clinics whose assets were held for sale at June 30, 2000 and reductions of $235.8 million from clinic operations disposed of in 1999 and 2000. Clinic Net Revenue for the first six months of 2000 included $3.4 million in fees from contract management service agreements that were entered into in the fourth quarter of 1999 and first quarter of 2000. The decrease in Clinic Net Revenue was also impacted by declining reimbursement for services rendered by the physician groups. Specifically, the provision for doubtful accounts and contractual adjustments as a percentage of gross physician group, hospital and other revenue increased from 42.6% for the six months ended June 30, 1999 to 45.1% for the six months ended June 30, 2000. Net revenue from the service agreements (excluding clinics held for sale) in effect for both quarters increased by $10.2 million, or 12.9%, for the first six months of 2000, compared with the first six months of 1999. The growth in same market Clinic Net Revenue resulted from the addition of new physicians, the expansion of ancillary services and increases in patient volume and fees.

         Net revenue from IPAs ("IPA Net Revenue") decreased $16.2 million, or 18.0%, from $90.2 million for the second quarter of 1999 to $74.0 million for the second quarter of 2000 and $25.6 million, or 13.8%, from $186.5 million for the first six months of 1999 to $160.9 million for the first six months of 2000. The closing of MHG in 1999 caused a decrease in IPA Net Revenue of approximately $4.8 million during the second quarter of 2000 and $18.0 million in the first six months of 2000. The Company had terminated all payor contracts relating to MHG and commenced closing MHG operations by April 30, 1999. The Company expects to complete the closure of MHG by the end of 2000. Decreases of approximately $5.4 million during the second quarter of 2000 and $9.6 million in the first six months of 2000 resulted from the closing or restructuring of several smaller IPA markets. IPA Net Revenues during the second quarter and first six months of 2000 included an increase of approximately $400,000 and $1.4 million, respectively, in net revenues from an IPA market and a management agreement entered into subsequent to the second quarter of 1999. Additionally, IPA Net Revenues increased $13.3 million during the second quarter of 2000 and $26.5 million for the first six months of 2000 due to the Company's acquisition of the remaining interest in an HMO in 1999. IPA Net Revenue from the IPA markets in effect for the second quarters of both 2000 and 1999 decreased by $19.7 million, or 26.7%, of which $11.8 million related to the Company's IPA operations in Houston, and $25.9 million, or 17.8%, of which $19.0 million related to the Company's IPA operations in Houston, for the first six months of 2000 compared to the same period in 1999. Same market IPA decreases resulted primarily from a combination of higher bed days and per diem rates and increased utilization of physician services by capitated patients in the Houston market and unfavorable hospital and payor contract renegotiations in another market.

         During the second quarter and first six months of 2000, most categories of operating expenses were relatively stable as a percentage of net revenue when compared to the same period in 1999. During the first six months of 2000, cost of provider services expense increased as a result of the Company acquiring the remaining 50% interest in an HMO in late 1999. Supplies expense had more than a marginal decrease as a percentage of net revenue over the same period in 1999 because the Company divested certain clinics in 1999 whose supply costs as a percentage of net revenue were higher than that of the current base of clinics. Other expenses increased as a result of the Company incurring costs associated with information systems and software conversions in its IPA markets during the fourth quarter of 1999 and the first quarter of 2000 and a $4.6 million judgment recorded in the second quarter of 2000. The increase in interest expense as a percentage of net revenue in the first six months of 2000 compared to the same period in 1999 is primarily due to amendments to the Company's bank credit facility that increased interest rates.

         The Company's managed IPAs and affiliated physician groups enter into contracts with third party payors, many of which are based on fixed or capitated fee arrangements. Under these capitation arrangements, health care providers receive a fixed fee per plan member per month and providers bear the risk, generally subject to certain loss limits, that the total costs of providing medical services to the members will exceed the fixed fee. The IPA management fees are based, in part, upon a share of the portion, if any, of the fixed fee that exceeds actual costs incurred. Some agreements with payors also contain "shared risk" provisions under which the Company, through the IPA, can share additional fees or can share in additional costs depending on the utilization rates of the members and the success of the IPAs. Through calculation of its service fees, the Company also shares indirectly in capitation risk assumed by its affiliated physician groups. In addition, the Company manages and operates four HMOs. Incurred but not reported claims payable ("IBNR claims payable") represents the estimated liability for covered services that have been performed by physicians for enrollees of various medical plans. The IBNR claims payable is based on the Company's historical claims data, current enrollment, health service utilization statistics and other related information. There were no material adjustments in 2000 to prior years' IBNR claims payable.

         On behalf of certain of the Company's affiliated IPAs, the Company has underwritten letters of credit to managed care payors to help ensure payment of health care costs for which the affiliated IPAs have assumed responsibility. At June 30, 2000, letters of credit aggregating $3.3 million were outstanding under the bank credit facility for the benefit of managed care payors. While no draws on any of these letters of credit have occurred to date, there can be no assurance that draws will not occur in the future. The Company would seek reimbursement from an IPA if there were a draw on a letter of credit. The Company is exposed to losses if a letter of credit is drawn upon and the Company is unable to obtain reimbursement from the IPA.

         In the second quarter of 2000, the Company recorded approximately $407.3 million in asset revaluation and restructuring charges. These charges included approximately $370.2 million of asset revaluation charges related to the impairment of long-lived assets of certain of its ongoing operating units and at its corporate office. This asset revaluation charge consisted of approximately $198.6 million related to assets held for sale, $19.7 million related to assets sold during the quarter and $151.9 million related to asset impairments. These charges also included approximately $37.1 million of restructuring charges related to the Company's adoption and implementation of its restructuring plans in the second quarter of 2000. These charges were comprised of approximately $26.5 million related to the operations of clinics that were sold, closed or restructured, $700,000 related to management's plans to cease operations and exit an IPA market, and $9.9 million related to reductions in personnel and office space at the corporate office. See discussion of these charges in "Asset Revaluation and Restructuring" below.

         The Company recorded a refinancing charge of approximately $1.2 million in the first quarter of 2000 related to the amendment and restatement of the bank credit facility in January 2000. This charge represented unamortized costs that were expensed as a result of lower commitment amounts and an earlier termination date of the bank credit facility. See additional discussion of the bank credit facility amendment in "Liquidity and Capital Resources." The Company is currently in the process of negotiating modifications to its bank credit facility. The bank group extended its waiver of existing defaults under the bank credit facility and under the synthetic lease facility until August 25, 2000 by which date the Company anticipates that it will have executed a restated bank credit facility. Management expects that the bank credit facility, as amended, will provide for the conversion of outstanding balances under the existing revolving credit and synthetic lease facilities and outstanding letters of credit to a term loan and a $25 million revolving loan. As a result, the Company anticipates a refinancing charge related to unamortized loan costs of approximately $2.2 million will be recorded in the third quarter of 2000. There can be no assurance, however, that the Company and the bank group will reach agreement on the restated facility or that, if an agreement is reached, such agreement will be on the terms currently contemplated by the Company. The Company's failure to reach agreement on the restated bank credit facility could have a material adverse effect on the Company.

         The Company will incur no federal income tax expense and make no federal income tax payments in the foreseeable future as a result of available net operating loss carryforwards. Tax expense incurred for the first six months of 2000 represented state income tax expense.

ASSET REVALUATION AND RESTRUCTURING

General

         As a result of many rapid changes in the health care industry that have negatively affected the Company's relationships with its physician groups, since early 1998, the Company has sold clinic operating assets and terminated the related service agreements. After unsuccessful attempts in late 1999 and the first quarter of 2000 to restructure most of its service agreements in an effort to create a base of stable clinics that would be able to grow and was committed to the mutual success of the Company, the Company contacted most of its clinics in the second quarter of 2000 to discuss the repurchase of the respective clinic assets in connection with the restructuring of or termination of their related service agreements. As a result of its ongoing discussions, management believes that the majority of the clinics intend to repurchase all or a portion of the related assets. Management intends to negotiate with the clinics for the sale and repurchase of the assets on mutually agreeable terms. There can be no assurance, however, that the asset sales will be consummated or consummated on the terms currently contemplated or that additional charges to earnings will not be necessary as a result of the final terms of the asset sales. The Company expects to remain a party to service agreements with those clinics that do not repurchase their assets. In addition, the Company anticipates that pursuant to management agreements, it will provide management services to certain clinics that repurchase their assets. For additional discussion of the changes in these relationships, see "Overview" and "Liquidity and Capital Resources."

         The Company has experienced losses in certain IPA markets. The Company determined in the second quarter to cease operations in one IPA market which was still in the development stages and recorded asset revaluation and restructuring charges for that market. The Company also recorded asset revaluation charges for the Houston IPA market, which has experienced substantial operating losses. The Company also classified the net assets of its Kentucky HMO and CareWise as held for sale in the second quarter of 2000.

         In the second quarter of 2000, the Company recorded approximately $407.3 million in asset revaluation and restructuring charges. These charges were comprised of approximately $370.2 million of asset revaluation charges related to the impairment of long-lived assets of certain of its ongoing operating units and at its corporate office. The asset revaluation charge consisted of approximately $198.6 million related to assets held for sale, $19.7 million related to assets sold during the second quarter and $151.9 million related to asset impairments. The total charges also included approximately $37.1 million of restructuring charges related to the Company's adoption and implementation of its restructuring plans in the second quarter of 2000. The restructuring charges were comprised of approximately $26.5 million related to the operations of clinics that were sold, closed or restructured, $700,000 related to management's plans to cease operations in an IPA market, and $9.9 million related to reductions in personnel and office space at the corporate office. The Company currently anticipates recording additional restructuring charges as the Company ceases operations in additional markets or further restructures its operations.

Assets Held for Sale

         At June 30, 2000, net assets held for sale primarily consisted of the net assets of 16 clinics, the Company's Kentucky HMO operations and CareWise, which totaled approximately $169.3 million, including $5.1 million of real estate. These net assets consisted of current assets, property and equipment, intangible assets and other assets less liabilities which are expected to be assumed by the purchasers. The Company expects to recover these amounts during the next 12 months as the asset sales occur; however, there can be no assurance that the Company will recover this entire amount. The Company's failure to recover these amounts could cause a material adverse effect on the Company. As of August 11, 2000, the Company had completed the disposition of two clinics and the sale of certain assets of another clinic in the third quarter of 2000 and received proceeds totaling $15.6 million in cash and $4.0 million in notes receivable, in addition to certain liabilities assumed by the purchasers, which approximated the net carrying value of these clinic assets. The Company expects to complete the sale by September 30, 2000 of several of the remaining 14 clinics' assets held for sale, two of which, Hattiesburg Clinic and Harbin Clinic, individually accounted for more than 10% of the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") for the six months ended June 30, 2000 and several more of the remaining 14 clinics in the fourth quarter of 2000, including Arnett Clinic which also accounted for more than 10% of the Company's EBITDA for the six months ended June 30, 2000. The Company expects to recover in excess of tangible book value of the assets of these clinics, however, there can be no assurance it will do so. The sale of these clinics will negatively impact the Company's future revenues and the failure to consummate the sales on the anticipated terms would negatively impact the Company's cash flows.

         In the second quarter of 2000, the Company recorded approximately $198.6 million of asset revaluation charges for the impairment of long-lived assets of certain of its ongoing operating units and at its corporate office related to assets held for sale and $19.7 million related to assets sold during the quarter. The second quarter asset revaluation charge related to assets held for sale included current assets, property and equipment, other assets and intangible assets of $14.5 million, $12.5 million, $3.9 million and $167.7 million, respectively. During the second quarter of 2000, the Company classified as held for sale ten additional clinics, one of which was included in the asset impairment charge taken in the third quarter of 1999. The Company's decision to classify the assets as held for sale was based upon correspondence received from or discussions with the respective medical groups in the second quarter of 2000 or the decline in the specific group's stability and economic situation. In addition, the Company classified as held for sale its Kentucky HMO operations and CareWise.

         In the first quarter of 2000, the Company recorded a net pre-tax asset revaluation charge of approximately $19.0 million, which was comprised of a $26.0 million charge less recovery of certain asset revaluation charges recorded in the third quarter of 1999. This net charge consisted of approximately $12.9 million related to assets held for sale, $6.0 million related to assets sold during the quarter and $100,000 related to asset impairments (see discussion below). The net charge related to the revaluation of certain assets associated with one clinic, the completed sales of the operating assets of five clinics and the exit from an IPA market. The first quarter 2000 asset revaluation charge related to assets held for sale including current assets, property and equipment, other assets and intangible assets of $2.3 million, $5.7 million, $2.5 million and $2.4 million, respectively. During the first quarter of 2000, the Company classified as held for sale four additional clinics, one of which was included in the asset impairment charge taken in the third quarter of 1999. This determination was based upon correspondence received from or discussions with the respective medical groups in the first quarter and the decline in the specific group's stability and economic situation. The Company therefore determined to sell the clinic operating assets and terminate the related service agreements. As a result of calculating the estimated net realizable values of the assets of these clinics, one clinic's assets were written down approximately $1.2 million, which resulting charge was offset by the recovery of certain asset impairment charges recorded in the third quarter of 1999. The Company disposed of one of these clinics in the second quarter of 2000, receiving consideration consisting of $6.2 million in cash and certain liabilities assumed by the purchasers. Net revenue and pre-tax income from the clinic sold were approximately $2.4 million and $200,000, respectively, for the quarter ended June 30, 2000 and $6.1 million and $600,000, respectively, for the six months ended June 30, 2000. Net revenue and pre-tax income from the clinic sold were approximately $3.4 million and

$300,000, respectively, for the quarter ended June 30, 1999 and $7.0 million and $600,000, respectively, for the six months ended June 30, 1999. The net assets held for sale for the remaining three clinics in this group at June 30, 2000 were approximately $15.9 million and consisted primarily of accounts receivable, property and equipment and intangible assets less certain current liabilities.

         During the first quarter of 2000, the assets of a clinic were sold with recoveries of approximately $6.1 million of an impairment charge taken in the third quarter of 1999. Net revenue and pre-tax income from the clinic sold were $1.1 million and $400,000, respectively, for the six months ended June 30, 2000. Net revenue and pre-tax income from the clinic sold were approximately $900,000 and $300,000, respectively, for the quarter ended June 30, 1999 and $1.8 million and $500,000, respectively, for the six months ended June 30, 1999.

         In the fourth quarter of 1999, the Company recorded a net pre-tax asset revaluation charge of approximately $5.2 million, which was comprised of a $9.3 million charge less recovery of certain asset revaluation charges recorded in the fourth quarter of 1998 and third quarter of 1999. This net charge was comprised of approximately $4.5 million related to assets held for sale, $300,000 related to assets sold during the quarter and $400,000 related to asset impairments (see discussion below). This net charge related to the revaluation of certain assets associated with one clinic, the completed sale of another clinic's operating assets and the exiting and centralization of certain IPA markets in Florida. The fourth quarter 1999 asset revaluation charge related to assets held for sale included current assets, property and equipment, other assets and intangible assets of $1.0 million, $2.8 million, $300,000 and $700,000, respectively. During the fourth quarter of 1999, the Company classified as held for sale two clinics that were included in the asset impairment charge taken in the third quarter of 1999. This determination was based upon correspondence received from the respective medical groups in the fourth quarter and the decline in each group's stability and economic situation. The Company therefore decided to sell the clinic operating assets and terminate the service agreements related to these clinics. As a result of calculating the estimated net realizable values of the assets of these clinics, an additional net asset revaluation charge was taken with respect to one clinic of approximately $4.5 million, comprised of a $6.5 million charge less recovery of certain asset impairment charges recorded in the fourth quarter of 1998. The Company disposed of one of these clinics in the first quarter of 2000 and the other clinic in the second quarter of 2000, receiving consideration consisting of $13.9 million in cash and $2.5 million in notes receivable, in addition to certain liabilities assumed by the purchasers. Net revenue and pre-tax income (losses) from these two clinics were $15.0 million and $(700,000), respectively, for the six months ended June 30, 2000. Net revenue and pre-tax income (losses) from these two clinics were approximately $22.1 million and $400,000, respectively, for the quarter ended June 30, 1999 and $43.8 million and $1.0 million, respectively, for the six months ended June 30, 1999.

         In the third quarter of 1999, the Company recorded a pre-tax asset revaluation charge of approximately $390.3 million, consisting of $195.6 million related to assets held for sale, $2.2 million related to assets sold during the quarter and $192.5 million related to asset impairments (see discussion below) in conjunction with its initial decision to downsize. The Company recorded $195.6 million of asset revaluation charges related to 17 clinics whose net assets the Company had classified as held for sale. The third quarter 1999 asset revaluation charge related to assets held for sale included current assets, property and equipment, other assets and intangible assets of $9.2 million, $19.8 million, $13.3 million and $153.3 million, respectively.

         Three of the 17 clinics held for sale as of September 30, 1999 represented all of the Company's then remaining operations considered to be "group formation clinics." Group formation clinics represented the Company's attempt to create multi-specialty groups by combining the operations of several small physician groups or individual physician practices. The Company was unable to successfully consolidate the operations of these clinics as a result of a variety of factors including lack of medical group governance or leadership, inability to agree on income distribution plans, separate information systems, redundant overhead structures and lack of group cohesiveness. The Company therefore determined to sell the clinic operating assets and terminate the agreements related to these clinics. The asset revaluation charge related to these clinics in the third quarter of 1999 was $13.8 million. The Company completed the sale of these clinics in the fourth quarter of 1999 and received proceeds totaling approximately $17.5 million in cash and $1.7 million in notes receivable, in addition to certain liabilities being assumed by the purchaser. Net revenue and pre-tax income from these group formation clinics sold in 1999 were approximately $10.7 million and $100,000, respectively, for the quarter ended June 30, 1999 and $21.7 million and $300,000, respectively, for the six months ended June 30, 1999.

         The remaining 14 clinics held for sale as of September 30, 1999 were multi-specialty clinics that the Company determined to sell because of a variety of negative operating and market issues, including those related to declining reimbursement for Medicare and commercial patient services, market position and clinic demographics, physician relations, physician turnover rates, declining physician incomes, physician productivity, operating results and ongoing viability of the existing medical group. The combined effect of these factors on the operations at those clinics lead to the Company's decision to sell the clinic operating assets and terminate the related service agreements. The asset revaluation charge related to these clinics in the third quarter of 1999 was $181.8 million. The Company completed the sale of the assets of five of these clinics during the fourth quarter of 1999, receiving consideration consisting of approximately $32.6 million in cash and $22.0 million in notes receivable, in addition to certain liabilities being assumed by the purchasers. The Company disposed of the assets of six additional clinics during the first six months of 2000, receiving consideration consisting of approximately $16.0 million in cash and $10.4 million in notes receivable, in addition to certain liabilities being assumed by the purchasers. Included in these 14 clinics were the net assets of the clinics operating in Lexington, Kentucky and Sayre, Pennsylvania. In the second quarter of 1999, the Company disclosed that it did not expect to extend the interim management agreement with the Guthrie Clinic in Sayre, Pennsylvania, beyond November 1999 and discussed certain risks associated with the Lexington Clinic operation. In the third quarter of 1999, the Company reached agreements on the sales of these assets to the respective physician groups. The Company completed the sales of these assets in the fourth quarter and recorded a net asset impairment charge of approximately $300,000, comprised of a $2.2 million charge less recovery of certain asset impairment charges recorded in the third quarter of 1999. At June 30, 2000, the net assets held for sale for the remaining three clinics were approximately $9.2 million and consisted primarily of accounts receivable and property and equipment less certain current liabilities. Net revenue and pre-tax income from the 11 clinics disposed as of June 30, 2000 were approximately $5.1 million and $800,000, respectively, for the quarter ended June 30, 2000 and $20.9 million and $300,000, respectively, for the six months ended June 30, 2000. Net revenue and pre-tax income from the 11 clinics disposed as of June 30, 2000 were approximately $74.2 million and $400,000, respectively, for the quarter ended June 30, 1999 and $148.8 million and $1.9 million, respectively, for the six months ended June 30, 1999. The Company completed the sale of certain assets of one of these clinics during the third quarter of 2000 and had received consideration of approximately $1.8 million in cash, in addition to certain liabilities being assumed by the purchasers.

         In the second quarter of 1999, the Company recorded a pre-tax asset revaluation charge of $13.7 million related to the sale of one clinic's operating assets and pending sale of two clinics' operating assets and the termination of the related service agreements. This asset revaluation charge included current assets, property and equipment, and intangible assets of $2.0 million, $1.5 million and $10.2 million, respectively. At June 30, 1999 the Company was also in negotiations relating to the sale of the assets of three additional clinics, including the Holt-Krock Clinic. The factors impacting the decision to sell these assets and terminate the agreements with the affiliated physician groups were consistent with the factors described in the discussion of the third quarter of 1999 asset revaluation charge above. The Company completed the sale of the assets of one of these clinics during the second quarter of 1999 and the assets of four of these clinics during the third quarter of 1999. The assets of the remaining clinic was sold during the first quarter of 2000 and is included with the 14 clinics discussed above. With respect to the Holt-Krock sale, certain proceeds were being held in escrow pending resolution of certain disputed matters. These matters were resolved in the third quarter of 1999 and the Company recorded an additional asset revaluation charge of $2.2 million in the third quarter. Total consideration received from these terminations in 1999 consisted of approximately $45.5 million in cash and $3.3 million in notes receivable, in addition to certain liabilities being assumed by the purchasers. Net revenue and pre-tax losses from the five clinics that were sold in 1999 were approximately $16.2 million and $(1.5) million, respectively, for the quarter ended June 30, 1999 and $36.5 million and $(2.4) million, respectively, for the six months ended June 30, 1999.

         In summary, net revenue and pre-tax income (losses) from operations disposed of or closed as of June 30, 2000 were $16.7 million and $900,000 for the three months ended June 30, 2000, and $63.0 million and $800,000 for the six months ended June 30, 2000, respectively, compared to $146.9 million and $(600,000) for the three months ended June 30, 1999, and $321.8 million and $1.9 million for the six months ended June 30, 1999, respectively. Net revenue and pre-tax income (losses) from the operations held for sale at June 30, 2000 were $124.5 million and $(700,000) for the three months ended June 30, 2000, and $257.0 million and $2.3 million for the six months ended June 30, 2000, respectively, compared to $115.0 million and $6.0 million for the three months ended June 30, 1999, and $227.9 million and $11.5 million for the six months ended June 30, 1999, respectively.

         The Company expects that a majority of its remaining service agreements will terminate upon repurchase by the clinics of their respective assets. As a result, the Company anticipates that its revenues will be significantly reduced in the next few quarters and thereafter as the majority of service agreements terminate. The Company anticipates the proceeds generated from the sales of the Company's assets related to its multi-specialty clinics will approximate the adjusted carrying value of the assets. There can be no assurance, however, that the Company will consummate the anticipated asset sales, or consummate the sales on the anticipated terms or that additional clinics will not terminate their relationships with the Company. The Company may incur additional charges to earnings if the asset sales are not consummated, are consummated on less favorable terms or if more service agreements are terminated than expected. Such events could have a material adverse effect on the Company.

Asset Impairments

         In the second quarter of 2000, the Company recorded approximately $151.9 million of asset revaluation charges related to the impairment of long-lived assets of certain of its ongoing operating units and at its corporate office. Approximately $65.3 million of these asset revaluation charges related to the Company's IPA operations in Houston, $80.4 million related to clinic operations and $6.2 million related to the impairment of certain long-lived assets at the Company's corporate office.

         The asset revaluation charge related to the Houston IPA operations of $65.3 million was primarily attributable to its disappointing financial performance. Net revenue and pre-tax income (losses) for these operations were $3.7 million and $(11.2) million for the six months ended June 30, 2000, respectively, compared to $22.8 million and $8.8 million for the six months ended June 30, 1999. Cash flows provided (used) by operations were $(18.9) million for the six months ended June 30, 2000 and $7.0 million for the six months ended June 30, 1999. The deterioration in the financial results for this market is primarily attributable to higher bed days and per diem rates and increased utilization of physician services by capitated patients. The Company's analysis of future cash flows for the Houston IPA operations resulted in this asset revaluation charge.

         The asset revaluation charge related to clinic operations of $80.4 million was based on the Company's decision to restructure its service agreements and to reduce its investment in the assets of the clinics. In connection with this decision, the Company recorded charges in the second quarter of 2000 to reduce to net realizable value the related assets associated with these operations. Approximately $6.2 million of these charges relate to the impairment of certain long-lived assets at the Company's corporate office due to the consolidation of space of its administrative offices and the expected disposition of certain long-lived assets.

         In the first quarter of 2000, the Company recorded approximately $100,000 of asset revaluation charges related to the impairment of certain long-lived assets in an IPA market. The Company determined to cease operations in one market in the state of Tennessee as a result of insufficient enrollment volume. Accordingly, the Company recorded a charge in the first quarter of 2000 primarily to reduce to net realizable value its investments in equipment associated with the market.

         In the fourth quarter of 1999, the Company recorded approximately $400,000 of asset revaluation charges related to the impairment of certain long-lived assets in three IPA markets in Florida. The Company determined to cease operations in certain markets in the state of Florida and centralize the remaining operations as a result of a variety of factors, including mounting deficits and strained relations with payors. Accordingly, the Company recorded a charge primarily to reduce to net realizable value its investments in software licenses associated with three markets.

         In the third quarter of 1999, events such as the anticipated downsizing of certain clinics, changes in the Company's expectations relative to efforts to change business mix and improve margins within certain markets, the failure of certain joint venture or ancillary consolidation opportunities, and ongoing local market economic pressure, impacted the Company's estimate of future cash flows for certain long-lived assets and, in some cases, caused the Company to change the estimated remaining useful life for certain long-lived assets. The change in the Company's view on recovery of certain long-lived assets was also evidenced by the recognition in the third quarter of 1999 of the need to change its overall business model for its relationship with medical groups to decrease cash flows to the Company and therefore increase cash flow to the medical group. Fair value for the long-lived assets was determined by utilizing the results of both a discounted cash flows analysis and an EBITDA sales multiple analysis based on the Company's actual past experience with asset dispositions in similar market conditions.

         In the third quarter of 1999, the Company recorded approximately $192.5 million of asset revaluation charges related to the impairment of long-lived assets of certain of its ongoing operating units. Approximately $172.5 million of these charges related to certain clinic operations with the remainder related to the operations of PhyCor Management Corporation ("PMC"), an IPA management company acquired in the first quarter of 1998. The Company determined to exit the most significant PMC market as a result of a variety of factors, including the loss of relationships with physicians in that market in the third quarter of 1999. An additional PMC market was closed in the fourth quarter of 1999 and the other markets in which PMC operates are not expected to generate significant cash flows and are expected to be closed during 2000. These events reduced the estimated future cash flows from the PMC acquisition and resulted in an asset impairment charge of approximately $20.0 million. In the fourth quarter of 1999, the Company classified as held for sale two clinics included in the third quarter 1999 asset impairment charge. In the first quarter of 2000, the Company classified as held for sale one clinic included in the third quarter 1999 asset impairment charge and completed the sale of two clinics included in the third quarter 1999 asset impairment charge. In the second quarter of 2000, the Company classified as held for sale one clinic included in the third quarter 1999 asset impairment charge and completed the sale of two clinics included in the third quarter 1999 asset impairment charge.

Restructuring Charges

         In the second quarter of 2000, the Company adopted and implemented restructuring plans and recorded pre-tax restructuring charges of approximately $37.1 million. These charges were comprised of approximately $26.5 million related to the operations of clinics that were sold, closed or restructured, $700,000 related to management's plans to cease operations and exit an IPA market, and $9.9 million related to reductions in personnel and office space at the corporate office. These charges were comprised of approximately $11.4 million in severance costs, $21.5 million in facility and lease termination costs and $4.2 million in other exit costs. These restructuring plans included the involuntary termination of 512 clinic, IPA management, business office and corporate personnel. During the second quarter of 2000, the Company paid approximately $6.3 million in severance costs, $200,000 in facility and lease termination costs and $400,000 in other exit costs related to the second quarter 2000 charge.

         In the first quarter of 2000, the Company adopted and implemented restructuring plans and recorded pre-tax restructuring charges of approximately $3.6 million with respect to operations that were sold or were to be closed. These charges were comprised of approximately $1.9 million in facility and lease termination costs, $700,000 in severance costs and $1.0 million in other exit costs. These restructuring plans included the involuntary termination of 218 local clinic and IPA management and business office personnel. During the second quarter and first six months of 2000, the Company paid approximately $100,000 and $300,000, respectively, in facility and lease termination costs, $300,000 and $700,000, respectively, in severance costs and $300,000 and $800,000, respectively, in other exit costs related to the first quarter of 2000 charge.

         In 1999, the Company adopted and implemented restructuring plans and recorded net pre-tax restructuring charges of approximately $21.8 million with respect to operations that were being sold or closed, of which approximately $9.5 million was recorded in the first quarter, $675,000 was recorded in the second quarter, a net $3.1 million was recorded in the third quarter and $8.5 million was recorded in the fourth quarter. The net third quarter charge of $3.1 million was comprised of a $4.2 million charge less recovery of certain asset revaluation charges recorded in the third quarter of 1998 due to sales proceeds exceeding carrying value. These net charges were comprised of approximately $4.4 million in facility and lease termination costs, $5.1 million in severance costs and $12.3 million in other exit costs. These restructuring plans included the involuntary termination of 382 local clinic and IPA management and business office personnel. During the second quarter and first six months of 2000, the Company paid approximately $100,000 and $500,000, respectively, in facility and lease termination costs, $300,000 and $1.0 million, respectively, in severance costs and $200,000 and $2.2 million, respectively, in other exit costs related to the 1999 charges. During 1999, the Company paid approximately $1.4 million in facility and lease termination costs, $3.1 million in severance costs and $10.6 million in other exit costs related to the 1999 charges.

         The fourth quarter of 1999 charge primarily related to IPA operations where management adopted plans in the fourth quarter of 1999 to cease operations and exit the related markets. Of these IPA charges, approximately $8.1 million related to certain Florida markets and were comprised of approximately $400,000 in facility and lease termination costs, $100,000 in severance costs and $7.6 million in other exit costs. Due to mounting deficits and strained relations with payors in several Florida IPA markets, the Company adopted and implemented restructuring plans in the fourth quarter of 1999 to terminate the agreements with these payors and exit the related markets and centralize the remaining Florida IPA operations. In conjunction with terminating the payor relationships, the Company agreed to pay final settlements of approximately $7.4 million to obtain full release from future claims. These restructuring plans included the involuntary termination of 21 local management and business office personnel. During the first six months of 2000, the Company paid approximately $100,000 in facility and lease termination costs and $1.6 million in other exit costs related to the fourth quarter 1999 Florida IPA charge. During 1999, the Company paid approximately $100,000 in severance costs and $5.9 million in other exit costs related to the fourth quarter 1999 Florida IPA charge.

         In summary, during the second quarter and first six months of 2000, the Company paid approximately $400,000 and $1.0 million, respectively, in facility and lease termination costs, $6.9 million and $8.0 million respectively, in severance costs and $900,000 and $3.4 million, respectively, in other exit costs related to 1998, 1999 and 2000 charges. At June 30, 2000, accrued restructuring reserves totaled approximately $36.2 million and consisted of approximately $24.8 million in facility and lease termination costs, $6.3 million in severance costs and $5.1 million in other exit costs. The Company estimates that approximately $17.7 million of the remaining restructuring reserves at June 30, 2000 will be paid during the next 12 months. The remaining $18.5 million relates primarily to long term lease commitments.

         The Company anticipates recording additional restructuring charges as it ceases operations in certain markets or further restructures its operations. There can be no assurance that the payment of liabilities relating to restructuring charges will not have a material adverse effect on the Company.

LIQUIDITY AND CAPITAL RESOURCES

General

         At June 30, 2000, current liabilities exceeded current assets of the Company by $14.0 million, compared to $193.8 million of working capital at December 31, 1999 primarily as a result of the restated bank credit facility being classified as a current liability as of June 30, 2000. At June 30, 2000, the Company had $30.2 million in restricted cash and cash equivalents, compared to $29.6 million at December 31, 1999. Restricted cash and cash equivalents include amounts held by IPA partnerships and HMOs whose use is restricted to operations of the IPA partnerships or to meet regulatory deposit requirements. At June 30, 2000, net accounts receivable of $85.9 million amounted to 54 days of net clinic revenue compared to $230.5 million and 55 days at the end of 1999.

         The Company generated $8.3 million of cash flows from operations for the second quarter of 2000 compared to $41.6 million for the second quarter of 1999 and $10.1 million for the first six months of 2000 compared to $71.5 million for the same period in 1999. Cash flows from operations of clinics that were disposed of or closed at June 30, 2000 resulted in a decrease of $22.7 million for the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999 and $21.8 million for the first six months of 2000 compared to the first six months of 1999. The Company's IPA management division has experienced losses in certain markets. The Company ceased operations in an IPA market in the development stage in the second quarter of 2000, recorded revaluation charges related to the Houston IPA market and expects that it may cease operations in certain additional IPA markets. Cash flows from operations were also negatively impacted by a reduction in net earnings related to the Company's IPA operations of $23.4 million, of which $13.6 million relates to the Company's IPA operations in Houston, in the second quarter of 2000 compared to the second quarter of 1999 and of $34.5 million, of which $25.9 million relates to the Company's IPA operations in Houston, in the first six months of 2000 compared to the first six months of 1999. If the Company records restructuring charges in the third quarter of 2000, the Company's cash flows may be negatively impacted.

         Capital expenditures during the first six months of 2000 totaled $16.5 million. The Company is responsible for capital expenditures at its affiliated clinics under the terms of its service agreements. The Company expects to make approximately $3.0 million in additional capital expenditures during the remainder of 2000. The Company anticipates capital expenditures will be funded primarily from operating cash flows.

         Deferred acquisition payments are payable to certain physician groups in the event such physician groups attain predetermined financial targets during established periods of time following the acquisitions. If each group satisfied its applicable financial targets for the periods covered, the Company would be required to pay an aggregate of approximately $13.1 million of additional consideration over the next four years, of which a maximum of approximately $11.4 million would be payable during the next 12 months. As a result of its ongoing discussions to restructure or terminate the service agreements with its multi-specialty clinics, the Company does not anticipate making any of these payments.

         During 1999, the Company favorably resolved its outstanding Internal Revenue Service ("IRS") examinations for the years 1988 through 1995. The IRS had proposed adjustments relating to the timing of recognition for tax purposes of certain revenue and deductions related to accounts receivable, the Company's relationship with affiliated physician groups, and various other timing differences. The tax years 1988 through 1995 have been closed with respect to all issues without a material financial impact. The Company is currently under examination by the IRS for the years 1996 through 1998 and the IRS has proposed an adjustment to the carryback that will result in the Company owing approximately $1.2 million plus interest. Additionally, two subsidiaries are currently under examination for the 1995 and 1996 tax years. The Company acquired the stock of these subsidiaries during 1996. For the years under audit, and potentially, for subsequent years, any such adjustments could result in material cash payments by the Company. The Company cannot determine at this time the resolution of these matters, however, it does not believe the resolution of these matters will have a material adverse effect on its financial condition, although there can be no assurance as to the outcome of these matters. In August 1999, the Company received a $13.7 million tax refund as a result of applying the 1998 loss carryback to recover taxes paid in 1996 and 1997. As of December 31, 1999, the Company had approximately $297.0 million in net operating loss carryforwards; accordingly, the Company does not expect to pay current federal income taxes for the foreseeable future.

Capital Resources

         The Company modified its bank credit facility in January and June 2000 and its synthetic lease facility in January 2000. The Company is in the process of negotiating additional modifications to its bank credit facility. The bank group extended its waiver of existing defaults under the bank credit facility and the synthetic lease facility until August 25, 2000 by which date the Company anticipates that it will have executed a restated bank credit facility. Management expects that the bank credit facility, as amended, will provide for the conversion of outstanding balances under the existing revolving credit and synthetic lease facilities and outstanding letters of credit to a term loan ("Term Loan") and a $25 million revolving loan ("Revolving Loan"). Amounts will be available under this Revolving Loan only to the extent repayments have been made from excess cash flows of the Company. The Company anticipates that it will have limited access to the Revolving Loan which could have a material adverse impact on the Company's ability to meet its operating obligations. The

Company also expects that the restated credit facility will also include a senior secured revolving loan of up to $15 million ("New Revolving Loan"). Under the proposed terms of this amended bank credit facility, net cash proceeds from asset sales will be required to be prepaid against outstanding borrowings under the Term Loan, the Revolving Loan and the New Revolving Loan. Irrespective of asset sales, management expects the aggregate balance of the Term Loan and Revolving Loan to be reduced each month end until maturity on June 30, 2001. There can be no assurance that the Company and the bank group will reach agreement on the restated credit facility or that, if an agreement is reached, such agreement will be on the terms currently contemplated by the Company. Failure to reach agreement would have a material adverse effect on the Company.

         The Company expects to use a significant portion of the cash proceeds from the asset sales to meet its financial obligation under the restated bank credit facility. In the event the proceeds from the asset sales are less than anticipated or not received when anticipated, the Company may experience difficulty meeting its obligations under the bank credit facility and other debt obligations. Such difficulty could cause a material adverse effect on the Company.

         The total drawn cost under the bank credit facility at June 30, 2000 was either (i) the applicable eurodollar rate plus 2.75% per annum or (ii) the agent's base rate plus .50% per annum. The total weighted average drawn cost of outstanding borrowings at June 30, 2000 was 8.32%. As part of the proposed amendment, management believes the total drawn cost for the Term Loan and Revolving Loan will be higher than the cost under its current bank credit facility.

         The Company's synthetic lease facility, as amended in January, provided off balance sheet financing with an option to purchase the leased facilities at the end of the lease term. The total drawn cost under the synthetic lease facility at June 30, 2000 was 2.75% to 4.00% above the applicable eurodollar rate. At August 14, 2000, an aggregate of $24.8 million was drawn under the synthetic lease facility. The bank group has granted a waiver of defaults under the synthetic lease facility until August 25, 2000, by which date the Company anticipates that it will have executed a new amended and restated credit facility. Under the proposed amendment, the Company expects that the amounts outstanding under the synthetic lease facility will be converted to the Term Loan and Revolving Loan discussed above. There can be no assurance that the Company and the bank group will reach agreement regarding the terms of the restated synthetic lease facility or that the synthetic lease facility will be on the terms currently contemplated by the Company.

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

         In 1997, the Company entered into an interest rate swap agreement to reduce the exposure to fluctuating interest rates with respect to $100 million of its bank credit facility. During 1998, the Company amended the previous interest rate swap agreement and entered into additional swap agreements. At June 30, 2000, notional amounts under interest rate swap agreements totaled $230.0 million. Fixed interest rates ranged from 5.14% to 5.78% relative to the one month or three month floating LIBOR. The Company terminated the swap agreements in July 2000 and received payments totaling $2.2 million. The FASB has issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which the Company is required to adopt in the first quarter of 2001. Adoption of SFAS No. 133 will require the Company to mark certain of its interest rate swap agreements to market due to lender optionality features included in those swap agreements. Had the Company adopted SFAS No. 133 as of June 30, 2000, the Company estimates it would have recorded pre-tax non-cash earnings of approximately $2.4 million for the six months ended June 30, 2000. The Company has historically not engaged in trading activities in its interest rate swap agreements and does not intend to do so in the future.

         During the second quarter of 1999, the Company announced a definitive agreement allowing for a strategic investment in the Company of up to $200.0 million by funds managed by E.M. Warburg, Pincus and Co., LLC ("Warburg, Pincus"). The agreement allowed for the issuance of two separate series of zero coupon convertible subordinated notes. The first of these series ("Series A Notes") was issued on September 3, 1999 and provided gross proceeds to PhyCor of $100 million. The Company used the net proceeds of $92.5 million from the Series A Notes to repay indebtedness outstanding under the Company's credit facility. The Series A Notes are non-voting, have a 6.75% yield and are convertible at an initial conversion price of $6.67 at the option of the holders into approximately 15.0 million shares of PhyCor common stock. The Series A Notes will accrete to a maturity value of approximately $266.4 million at the 15-year maturity date and include an investor option to put the notes to PhyCor at the end of ten years. In the second quarter of 2000, the Company mutually agreed with Warburg, Pincus not to issue the second series of notes.

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

         During the second quarter of 2000, the Nasdaq Stock Market, Inc. ("Nasdaq") informed the Company that the Company's common stock would be delisted if its stock price did not increase to certain minimum levels. In addition, as a result of the charges recorded by the Company in the second quarter of 2000, the Company no longer satisfies the minimum net tangible asset listing requirements of Nasdaq. Accordingly, the Company has been informed that its common stock will be delisted as of August 25, 2000. The Company expects that the common stock will immediately begin trading on the OTC Bulletin Board. The Company's delisting may negatively impact its liquidity because it may further hinder the Company's ability to raise necessary capital through equity financing.

Asset Sales and Restructuring Costs

         During 1998, 1999 and 2000, the Company sold clinic operating assets and real estate and terminated the related service agreements with a majority of the Company's affiliated clinics. For additional discussion related to these clinics and the asset revaluation and restructuring charges associated with these clinics, see "Asset Revaluation and Restructuring - Assets Held for Sale" and "Asset Revaluation and Restructuring - Restructuring Charges". For the quarter ended June 30, 2000, the Company received consideration which consisted of approximately $25.6 million in cash and $8.5 million in notes receivable, in addition to certain liabilities being assumed by the purchasers, related to the sale of clinic assets and real estate. For the six months ended June 30, 2000, the Company received consideration which consisted of approximately $46.8 million in cash and $18.9 million in notes receivable, in addition to certain liabilities being assumed by the purchasers, related to the sale of clinic assets and real estate. An additional asset impairment charge of $19.7 million was recorded in the second quarter of 2000 and $25.7 million was recorded during the first six months of 2000 related to completed clinic dispositions. For the year ended December 31, 1999, the Company received consideration which consisted of approximately $103.1 million in cash and $31.9 million in notes receivable, in addition to certain liabilities assumed by the purchasers, related to the sale of clinic assets. The amounts received upon disposition of the assets in 1999 approximated the post-charge net carrying value, with the exception of Holt-Krock Clinic, for which an additional asset impairment charge of $2.2 million was recorded in the third quarter of 1999, a clinic for which an additional net asset impairment charge of $300,000 was recorded in the fourth quarter of 1999, and another clinic whose sales proceeds exceeded carrying value and resulted in the recovery of $1.1 million against the third quarter 1999 restructuring charge. The Company intends to seek recovery of certain of its remaining assets through litigation against several physicians formerly affiliated with Holt-Krock who did not join Sparks Regional Medical Center. During the second quarter and first six months of 2000, the Company received payments on notes receivable of approximately $500,000 and $2.5 million, respectively. During 1999, the Company received payments on notes receivable of approximately $3.9 million.

         As of August 11, 2000, the Company had received consideration which consisted of $15.6 million in cash and $4.0 million in notes receivable, in addition to certain liabilities assumed by the purchasers, related to the sale of clinic assets in the third quarter of 2000.

         During 1999 and 2000, the Company has recorded restructuring charges related to operations that are being sold or closed. These charges related to facility and lease termination costs, severance costs, and other exit costs incurred or expected to be incurred when these assets are sold or closed. For additional discussion, see "Asset Revaluation and Restructuring - Restructuring Charges." During the second quarter and first six months of 2000, the Company paid approximately $400,000 and $1.0 million in facility and lease termination costs, respectively, $6.9 million and $8.0 million in severance costs, respectively, and $900,000 and $3.4 million in other exit costs, respectively. During 1999, the Company paid approximately $1.8 million in facility and lease termination costs, $4.9 million in severance costs and $12.3 million in other exit costs. The Company estimates that approximately $17.7 million of the remaining restructuring charges at June 30, 2000 will be paid during the next twelve months. The Company currently anticipates recording additional restructuring charges as the Company exits certain markets or restructures its operations.

Summary

         In the quarter ended June 30, 2000, the Company contacted most of its affiliated multi-specialty clinics to discuss the repurchase of clinic assets from the Company by the respective physician groups. The Company is negotiating with substantially all of its multi-specialty clinics to restructure or terminate its existing service agreements and to reduce the Company's investment in the assets of these clinics. As a result of its ongoing discussions, management believes that a majority of the clinics intend to repurchase all or a portion of the related assets. Management intends to negotiate with the clinics for the sale and repurchase of the assets at mutually agreeable terms. The Company anticipates that these restructuring efforts and asset sales should be completed during 2001. The ultimate impact of the changes to the service agreements on pre-tax earnings and cash flows is expected to be determined during 2001 and the Company expects that the changes will substantially reduce the earnings of the Company in the future. There can be no assurance that the clinics will repurchase any assets, that the repurchases will be on terms agreeable to the Company or that additional charges to earnings will not be necessary as a result of the final terms of the assets sales. In the event the proceeds from the asset sales are less than anticipated or are not received when anticipated the Company's liquidity may be materially adversely affected.

         At June 30, 2000, the Company had cash and cash equivalents of approximately $58.1 million, including $30.2 million of restricted cash and cash equivalents, and at August 11, 2000, approximately $10.0 million available under its bank credit facility. While the Company believes that the combination of funds available under the Company's bank credit facility, together with cash reserves, cash flows from operations and proceeds from asset dispositions, should be sufficient to meet the Company's current capital expenditure and working capital needs over the next 12 months, there can be no assurance that cash needs will not exceed cash availability or that the restated bank credit facility will provide for sufficient borrowing availability.

         The Company has limited sources of capital. The bank credit facility restricts the Company's ability to incur additional indebtedness. Further, the restated bank credit facility is expected to mature on June 30, 2001. There can be no assurance that any additional financing will be available on terms acceptable to the Company. The Company's current stock price, impending delisting from Nasdaq, and limited growth expectations will negatively impact its ability to issue equity and other debt securities, which could increase the Company's dependence on its bank credit facility as a source of capital. There can be no assurance that the projected asset sales will be consummated or consummated on the terms currently contemplated. The failure to consummate the asset sales or to receive the proceeds projected therefrom may materially adversely affect the Company and its liquidity. The outcome of certain pending legal proceedings described in Part II, Item 1 hereof may have a negative impact on the Company's liquidity and capital resources.

FORWARD-LOOKING STATEMENTS

         Forward-looking statements of PhyCor included herein or incorporated by reference including, but not limited to, those regarding the possibility of additional losses and charges to earnings resulting from the termination and restructuring of clinic service agreements, repurchase of the assets of clinics or continued poor performance of the IPA management services division, the adequacy of PhyCor's capital resources, the future profitability of capitated fee arrangements, the possibility of losses in excess of insurance coverage in respect of pending legal proceedings and statements regarding trends relating to various revenue and expense items, could be affected by a number of risks, uncertainties, and other factors described herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Legal Proceedings" and in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, including those related to the termination of clinic relationships, the restructuring of existing service agreements, the dependence on affiliated physicians, the availability of additional capital, the Company's growth strategy, the Company's affiliation model and fixed fee patient arrangements.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         During the six months ended June 30, 2000, there were no material changes to the Company's quantitative and qualitative disclosures about the market risks associated with financial instruments as described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                           PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS.

         The Company and certain of its current and former officers and directors, Joseph C. Hutts, Derril W. Reeves, Thompson S. Dent, Richard D. Wright and John K. Crawford (only Mr. Dent remains employed by the Company while he and Mr. Hutts serve as directors) have been named defendants in 10 securities fraud class actions filed in state and federal courts in Tennessee between September 8, 1998 and June 24, 1999. The factual allegations of the complaints in all 10 actions are substantially identical and assert that during various periods between April 22, 1997 and September 22, 1998, the defendants issued false and misleading statements which materially misrepresented the earnings and financial condition of the Company and its clinic operations and misrepresented and failed to disclose various other matters concerning the Company's operations in order to conceal the alleged failure of the Company's business model. Plaintiffs further assert that the alleged misrepresentations caused the Company's securities to trade at inflated levels while the individual defendants sold shares of the Company's stock at such levels. In each of the actions, the plaintiff seeks to be certified as the representative of a class of all persons similarly situated who were allegedly damaged by the defendants' alleged violations during the "class period." Each of the actions seeks damages in an indeterminate amount, interest, attorneys' fees and equitable relief, including the imposition of a trust upon the profits from the individual defendants' trades. The federal court actions have been consolidated in the U.S. District Court for the Middle District of Tennessee. Defendants' motion to dismiss was denied and the case is now in the discovery stage of the litigation. Defendants' unopposed motion to set a new trial date was granted on April 19, 2000, and the court has set the trial date for June 4, 2001. The state court actions were consolidated in Davidson County, Tennessee. The Plaintiffs' original consolidated class action complaint in state court was dismissed for failure to state a claim. Plaintiffs, however, were granted leave to file an amended complaint. The amended complaint filed by Plaintiffs asserted, in addition to the original Tennessee Securities Act claims, that Defendants had also violated Sections 11 and 12 of the Securities Act of 1933 for alleged misleading statements in a prospectus released in connection with the CareWise acquisition. Defendants removed this case to federal court and have filed an answer. The amended complaint also added KPMG, LLP ("KPMG"), the Company's independent public auditors. KPMG removed this case to federal court. The Company and the individual defendants filed an answer. KPMG's motion to dismiss is still pending before the Court. This case has been consolidated with the original federal consolidated action for discovery purposes only. The Company anticipates the state and federal actions will be tried separately. The discovery process continues. The Company believes that it has meritorious defenses to all of the claims, and is vigorously defending against these actions. There can be no assurance, however, that such defenses will be successful or that the lawsuits will not have a material adverse effect on the Company. The Company's Restated Charter provides that the Company shall indemnify the officers and directors for any liability arising from these suits unless a final judgment establishes liability (a) for a breach of the duty of loyalty to the Company or its shareholders, (b) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law or (c) for an unlawful distribution.

         On February 2, 1999, Prem Reddy, M.D., the former majority shareholder of PrimeCare, a medical network management company acquired by the Company in May 1998, filed suit against the Company and certain of its current and former executive officers in the United States District Court for the Central District of California. The complaint asserts fraudulent inducement relating to the PrimeCare transaction and that the defendants issued false and misleading statements which materially misrepresented the earnings and financial condition of the Company and its clinic operations and misrepresented and failed to disclose various other matters concerning the Company's operations in order to conceal the alleged failure of the Company's business model. On June 5, 2000, the court granted in full the Company's motion for partial summary judgment, which eliminated the plaintiff's allegations of fraud and violations of federal and state securities laws. As a result of the court's rulings, the plaintiff is no longer entitled to rescission of the merger agreement, return of the proceeds from the operations of PrimeCare, or punitive damages. In addition, on August 7, 2000, at the pretrial conference the court ruled in favor of the Company on substantially all of the Company's motions in limine and, on August 8, 2000, the court set a new pre-trial conference for October 23, 2000, and invited the parties to file by September 7, 2000 motions for summary judgment based on the court's rulings on the motions in limine. The Company intends to file Motions for Summary Judgment by such date. Although the Company believes it has meritorious defenses to all of the remaining claims and is vigorously defending this suit, there can be no assurance that it will not have a material adverse effect on the Company.

         On July 26, 2000, Prem Reddy filed a new action captioned Prem Reddy, M.D. v. Harry Lifschutz, M.D., PhyCor, Inc. and Does 1 through 50, in Superior Court of the State of California, County of San Bernardino. Dr. Reddy alleges claims for unfair business practices and alleged fraudulent conveyances in connection with the Company's efforts to sell Company assets located in California and other locations. The plaintiff seeks to enjoin these asset sales or to impose a constructive trust on any completed sales. In response, the Company, on July 27, 2000, removed the action to the United States District Court, Central District of California and, by order of the Court on August 9, 2000, the case was reassigned to the United States District Court, Western District of California. The judge assigned to this case is the same judge presiding over the other Reddy matter discussed above. The Company intends to file a motion to dismiss this new action. Although the Company intends to defend itself vigorously against these claims if the court does not dismiss this matter, there can be no assurance that an adverse decision in this matter would not have a material adverse effect on the Company.

         Three clinics are challenging the enforceability of their service agreements with the Company's subsidiaries in court. In August 1999, Medical Arts Clinic Association (Medical Arts) filed suit against the Company in the District Court of Navarro County, Texas, which complaint has been subsequently amended. The Company removed this case to Federal District Court for the Northern District of Texas. Medical Arts is seeking damages for breach of contract and rescission of the service agreement and declaratory relief regarding the enforceability of the service agreement alleging it is null and void on several grounds, including but not limited to, the violation of state law provisions as to the corporate practice of medicine and fee splitting. On April 28, 2000, Medical Arts filed a Motion for Partial Summary Judgement seeking a determination that the Service Agreement constituted the corporate practice of medicine in violation of Texas law. On May 31, 2000, the Company filed a Cross-Motion for Partial Summary Judgement on the same issue. On August 8, 2000, the Court denied both parties' Motions for Partial Summary Judgement, ordered mediation by the parties within 60 days of the Court's order, and stayed all discovery pending mediation. On April 24, 2000, the Texas District Court of Navarro County, Texas, ordered the appointment of a receiver to rehabilitate Medical Arts. On May 10, 2000, the same state court granted Medical Arts a temporary restraining order against the Company and set for hearing the matters set forth in the order. On May 12, 2000, the Company, in response to the foregoing, filed its notice of removal of the above matters to the federal court. This removal stays any action of the state court. In December, 1999 the Company filed suit in Davidson County, Tennessee which currently seeks declaratory relief that the service agreement with Murfreesboro Medical Clinic, P.A. (Murfreesboro Medical) is enforceable or alternatively seeking damages for breach by Murfreesboro Medical under the service agreement and related asset purchase agreement. Murfreesboro Medical then filed a motion to dismiss our suit which was denied. Simultaneously, Murfreesboro Medical filed suit in Circuit Court in Rutherford County, Tennessee, claiming breach of the service agreement by the Company and seeking a declaratory judgment that the service agreement was unenforceable. Pursuant to a motion by the Company, the Rutherford County lawsuit has been dismissed. The Davidson County suit is still pending. In January 2000, South Texas Medical Clinics, P.A. (South Texas) filed suit against PhyCor of Wharton, L.P. in the State District Court in Fort Bend County, Texas. South Texas is seeking a declaratory judgment that the service agreement is unenforceable as a matter of law because it violates the Texas Health and Safety Code relating to the corporate practice of medicine and fee splitting. In the alternative, South Texas seeks to have the agreements declared void alleging, among other things, fraud in the inducement and breach of contract by the Company. The Company has filed a motion to remove this case to Federal District Court for the Southern District of Texas On April 18, 2000, the court entered an Agreed Order whereby South Texas, among other matters, agreed to pay over to the Company cash proceeds from certain accounts receivable and pay into the registry of the court proceeds from certain other accounts receivable during the pendancy of this matter. The terms of the service agreements provide that the agreements shall be modified if the laws are changed, modified or interpreted in a way that requires a change in the agreements. Although the Company is vigorously defending the enforceability of the structure of its management fee and service agreements against these suits, there can be no assurance that these suits will not have a material adverse effect on the Company.

         The Company is aware of a qui tam lawsuit filed under seal which names as defendants the Company, a subsidiary of the Company, and a clinic affiliated with the Company, and alleges violations of the False Claims Act and the Whistle Blower's Act, breach of contract and employee discrimination. It is too early to determine whether this action will proceed or if any governmental agencies will participate in the action. If the action proceeds, the Company will vigorously defend this action and believes it will have meritorious defenses to these claims. There can be no assurance, however, that this suit, if ultimately determined in favor of the plaintiffs, would not have a material adverse effect on the Company.

         On April 18, 2000, a jury in the case of United States of America ex rel. William R. Benz v. PrimeCare International, Inc. and Prem Reddy, in the United States District Court, Central District of California, returned a verdict in favor of the plaintiff as follows: $500,000 against PrimeCare on plaintiff's breach of contract claims; $900,000 in compensatory damages and $3 million in punitive damages jointly and severally against PrimeCare and Prem Reddy on plaintiff's claims for wrongful termination and intentional infliction of emotional distress; and $200,000 against PrimeCare on plaintiff's claim for violations of state labor codes. The jury returned a verdict in defendants' favor on plaintiff's claim for retaliatory termination under the False Claims Act. The jury was unable to reach a verdict on plaintiff's Medicare fraud claims. The court entered a final judgment on July 13, 2000. The Company has recorded this judgment of $4.6 million in the second quarter of 2000. A new trial on the Medicare fraud claims has been set for September 12, 2000. The defendants filed post-trial motions with the court on July 17, 2000 seeking to dismiss the Medicare fraud, the wrongful termination and intentional infliction of emotion distress claims and, in the alternative, to obtain a new trial on all claims. All of the claims in this matter arose from events occurring prior to PhyCor's acquisition of PrimeCare and relate to the termination of Mr. Benz, a former officer of PrimeCare. The Company believes that it is entitled to seek indemnification from Prem Reddy for any damages incurred by PrimeCare as a result of this matter and intends to seek such indemnification. There can be no assurance that plaintiff's enforcement of his judgment against PrimeCare would not have a material adverse effect on PrimeCare.

         The U.S. Department of Labor (the "Department") is conducting an investigation of the administration of the PhyCor, Inc. Savings and Profit Sharing Plan (the Plan). The Plan is currently negotiating with the Department to end the investigation with no required payments by the Plan subject to certain on-going outside reviews of the timing of participant contributions. The Company intends to fully cooperate with the Department's requests.

         The Company is currently under examination by the IRS for the years 1996 through 1998 and the IRS has proposed an adjustment to the carryback that will result in the Company owing approximately $1.2 million plus interest. Additionally, two subsidiaries are currently under examination for the 1995 and 1996 tax years. The Company acquired the stock of these subsidiaries during 1996. For the years under audit, and potentially, for subsequent years, any such adjustments could result in material cash payments by the Company. The Company cannot determine at this time the resolution of these matters, however, it does not believe the resolution of these matters will have a material adverse effect on its financial condition, although there can be no assurance as to the outcome of these matters.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            The annual meeting of shareholders of the Company was held on May 31, 2000. At this meeting, the following matters were voted upon by the Company's shareholders:

(A)      AMENDMENT TO THE COMPANY'S 1999 INCENTIVE STOCK PLAN

         The shareholders of the Company approved the amendment to the Company's 2000 Incentive Stock Plan to increase from 4,500,000 to 7,700,000 the number of shares of Common Stock authorized thereunder.

             Votes Cast in Favor       Votes Cast Against        Abstentions
             -------------------       ------------------        -----------
                 50,489,034                 6,861,055              228,102

(B) AMENDMENT TO THE COMPANY'S AMENDED 1992 NON-QUALIFIED STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS

         The shareholders of the Company approved the amendment to the Company's Amended 1992 Non-Qualified Stock Option Plan to increase from 337,500 to 637,500 the number of shares of Common Stock authorized thereunder.

             Votes Cast in Favor       Votes Cast Against        Abstentions
             -------------------       ------------------        -----------
                 51,792,212                 5,561,331              224,647

(C)      ELECTION OF CLASS III DIRECTORS

         Ronald B. Ashworth, Joseph C. Hutts, Rodman W. Moorhead, III and Derril
W. Reeves were elected to serve as Class III directors of the Company.
The vote was as follows:

              Name                           Votes Cast in Favor        Votes Cast Against or Withheld
              ----                           -------------------        ------------------------------
              Ronald B. Ashworth                 54,279,334                       3,298,856
              Joseph C. Hutts                    55,590,431                       1,987,759
              Rodman W. Moorhead, III            56,124,627                       1,453,563
              Derril W. Reeves                   55,672,473                       1,905,717

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

(A)    EXHIBITS.

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBITS
-------           -----------------------
3.1       --      Restated Charter of the Company (1)
3.2       --      Amendment to Restated Charter of the Company (2)
3.3       --      Amendment to Restated Charter of the Company (3)
3.4       --      Amended Bylaws of the Company (1)
4.1       --      Specimen of Common Stock Certificate (4)
4.2       --      Shareholder Rights Agreement, dated February 18, 1994, between the Company and First
                  Union National Bank of North Carolina (5)
10.1      --      PhyCor, Inc. 1999 Incentive Stock Plan (6)
10.2      --      Employment Agreement dated as of June 8, 2000 between the Company and Thompson S. Dent (7)
10.3      --      Amendment to Employment Agreement between the Company and Tarpley B. Jones dated June 15, 2000 (7)
10.4      --      Separation and Release Agreement between the Company and Joseph C. Hutts dated as of June 8, 2000 (7)
10.5      --      Separation and Release Agreement between the Company and Derril W. Reeves dated as of June 8, 2000 (7)
10.6      --      Amendment to and Termination of the PhyCor, Inc. Supplemental Executive Retirement Plan (7)
27.1      --      Financial Data Schedule (for SEC use only) (7)

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

(B)      REPORTS ON FORM 8-K.

         The Company's Current Report on Form 8-K as filed with the Commission on June 9, 2000 relating to certain management changes.

                                   SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PHYCOR, INC.


                                       By:    /s/ Tarpley B. Jones
                                              ----------------------------
                                              Tarpley B. Jones
                                              Executive Vice President and
                                              Chief Financial Officer

 Date:   August 14, 2000

                                  EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBITS
-------           -----------------------
    3.1   --      Restated Charter of the Company (1)
    3.2   --      Amendment to Restated Charter of Company (2)
    3.3   --      Amendment to Restated Charter of Company (3)
    3.4   --      Amended Bylaws of the Company (1)
    4.1   --      Specimen of Common Stock Certificate (4)
    4.2   --      Shareholder Rights Agreement, dated February 18, 1994, between PhyCor and First Union National
                  Bank of North Carolina (5)
   10.1   --      PhyCor, Inc. 1999 Incentive Stock Plan (6)
   10.2   --      Employment Agreement dated as of June 8, 2000 between the Company and Thompson S. Dent (7)
   10.3   --      Amendment to Employment Agreement between the Company and Tarpley B. Jones dated June 15, 2000 (7)
   10.4   --      Separation and Release Agreement between the Company and Joseph C. Hutts dated as of June 8, 2000 (7)
   10.5   --      Separation and Release Agreement between the Company and Derril W. Reeves dated as of June 8, 2000 (7)
   10.6   --      Amendment to and Termination of the PhyCor, Inc. Supplemental Executive Retirement Plan (7)
   27.1     --    Financial Data Schedule (for SEC use only) (7)

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