Form 10-Q
period 2000-09-30
PHYCOR INC /TN/
filed 2000-11-14
CIK 881400

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000.

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition period from _____________ to
         _____________.

                         COMMISSION FILE NUMBER: 0-19786

                                  PHYCOR, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                TENNESSEE                                       62-1344801
 ---------------------------------------                   --------------------
     (State or Other Jurisdiction of                         (I.R.S. Employer
     Incorporation or Organization)                         Identification No.)

    30 BURTON HILLS BLVD., SUITE 400
          NASHVILLE, TENNESSEE                                    37215
----------------------------------------                       -------------
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ( X ) NO ( )

         As of November 13, 2000, 73,774,235 shares of the Registrant's Common Stock were outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          PHYCOR, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
              September 30, 2000 (unaudited) and December 31, 1999
                    (All amounts are expressed in thousands)

ASSETS                                                                        2000           1999
-----                                                                      -----------    -----------

Current assets:
     Cash and cash equivalents - unrestricted                              $     6,117    $    31,093
     Cash and cash equivalents - restricted                                     40,213         29,619
     Accounts receivable, net                                                   12,196        230,513
     Inventories                                                                   192         11,384
     Prepaid expenses and other current assets                                  25,810         53,002
     Assets held for sale, net                                                 184,643        101,988
                                                                           -----------    -----------
                  Total current assets                                         269,171        457,599
Property and equipment, net                                                     17,993        156,091
Intangible assets, net                                                         118,413        522,742
Other assets                                                                    34,934         58,493
                                                                           -----------    -----------
                  Total assets                                             $   440,511    $ 1,194,925
                                                                           ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current liabilities:
     Current installments of long-term debt                                $   175,704    $     3,424
     Current installments of obligations under capital leases                      266          3,746
     Accounts payable                                                           14,583         34,963
     Due to physician groups                                                       155         30,142
     Purchase price payable                                                      5,900         20,711
     Salaries and benefits payable                                               8,126         25,544
     Incurred but not reported claims payable                                   29,675         45,124
     Current portion of accrued restructuring reserves                          21,492          7,316
     Other accrued expenses and current liabilities                             25,997         92,843
                                                                           -----------    -----------
                  Total current liabilities                                    281,898        263,813
Long-term debt, excluding current installments                                   2,662        247,861
Obligations under capital leases, excluding current installments                   256          1,540
Accrued restructuring reserves, excluding current portion                       16,847            679
Deferred credits and other liabilities                                           5,024         29,858
Convertible subordinated notes payable to physician groups                       1,848          6,839
Convertible subordinated notes and debentures                                  303,813        298,750
                                                                           -----------    -----------
                  Total liabilities                                            612,348        849,340
Minority interest in earnings of consolidated partnerships                       1,550          2,082
Shareholders' equity (deficit):
     Preferred stock, no par value; 10,000 shares authorized:                       --             --
     Common stock, no par value; 250,000 shares authorized; issued
         and outstanding 73,774 shares in 2000 and 73,479 shares in 1999       834,158        834,276
     Accumulated deficit                                                    (1,007,545)      (490,773)
                                                                           -----------    -----------
                  Total shareholders' equity (deficit)                        (173,387)       343,503
                                                                           -----------    -----------
                  Total liabilities and shareholders' equity (deficit)     $   440,511    $ 1,194,925
                                                                           ===========    ===========

See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
         Three months and nine months ended September 30, 2000 and 1999
     (All amounts are expressed in thousands, except for loss per share)
                                   (Unaudited)

                                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                SEPTEMBER 30,
                                                             ----------------------    -------------------------
                                                               2000         1999           2000           1999
                                                             ---------    ---------    -----------    -----------
Net revenue                                                  $ 211,976    $ 371,193    $   779,482    $ 1,181,225
Operating expenses
   Cost of provider services                                    56,358       48,548        174,292        155,160
   Salaries, wages and benefits                                 60,145      122,288        240,593        382,303
   Supplies                                                     24,668       54,511        100,504        173,105
   Purchased medical services                                    3,494        8,858         15,781         28,183
   Other expenses                                               43,589       56,636        137,699        174,679
   General corporate expenses                                    4,026        7,086         18,978         22,739
   Rents and lease expense                                      12,874       29,150         54,153         92,455
   Depreciation and amortization                                 9,505       23,634         42,559         72,522
   Provision for asset revaluation, restructuring and
      refinancing                                               54,158      393,358        485,243        417,246
                                                             ---------    ---------    -----------    -----------
   Net operating expenses                                      268,817      744,069      1,269,802      1,518,392
                                                             ---------    ---------    -----------    -----------
      Loss from operations                                     (56,841)    (372,876)      (490,320)      (337,167)
Other (income) expense:
   Interest income                                              (1,874)      (1,133)        (5,083)        (3,235)
   Interest expense                                              8,071       10,211         28,049         30,198
                                                             ---------    ---------    -----------    -----------
      Loss before income taxes, minority
         interest and extraordinary item                       (63,038)    (381,954)      (513,286)      (364,130)

Income tax expense                                                 322       51,955            957         57,746
Minority interest in earnings of consolidated partnerships       1,015        2,801          2,529         11,123
                                                             ---------    ---------    -----------    -----------
      Loss before extraordinary item                           (64,375)    (436,710)      (516,772)      (432,999)
Extraordinary item - gain from extinguishment
      of convertible subordinated debentures                        --        1,018             --          1,018
                                                             ---------    ---------    -----------    -----------
      Net loss                                               $ (64,375)   $(435,692)   $  (516,772)   $  (431,981)
                                                             =========    =========    ===========    ===========
Loss per share:
   Basic - Continuing operations                             $   (0.87)   $   (5.76)   $     (7.02)   $     (5.70)
           Extraordinary item                                       --         0.01             --           0.01
                                                             ---------    ---------    -----------    -----------
                                                             $   (0.87)   $   (5.75)   $     (7.02)   $     (5.69)
                                                             =========    =========    ===========    ===========
    Diluted - Continuing operations                          $   (0.87)   $   (5.76)   $     (7.02)   $     (5.70)
              Extraordinary item                                    --         0.01             --           0.01
                                                             ---------    ---------    -----------    -----------
                                                             $   (0.87)   $   (5.75)   $     (7.02)   $     (5.69)
                                                             =========    =========    ===========    ===========
Weighted average number of shared and dilutive
   share equivalents outstanding:
      Basic                                                     73,841       75,722         73,623         75,916
      Diluted                                                   73,841       75,722         73,623         75,916
                                                             =========    =========    ===========    ===========


See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
         Three months and nine months ended September 30, 2000 and 1999
                    (All amounts are expressed in thousands)
                                   (Unaudited)

                                                                              THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,             SEPTEMBER 30,
                                                                             ---------------------    ----------------------
                                                                               2000         1999         2000         1999
                                                                             --------    ---------    ---------    ---------
Cash flows from operating activities:
   Net loss                                                                  $(64,375)   $(435,692)   $(516,772)   $(431,981)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
       Depreciation and amortization                                            9,505       23,634       42,559       72,522
       Minority interests                                                       1,015        2,801        2,529       11,123
       Provision for asset revaluation, restructuring and refinancing          54,158      393,358      485,243      417,246
       Accretion of convertible subordinated debentures                         1,688          563        5,063          563
       Increase (decrease) in cash, net of effects of acquisitions and dispositions, due to changes in:
           Accounts receivable                                                 10,456        9,246       27,124       14,224
           Inventories                                                             97       (1,170)          80         (433)
           Prepaid expenses and other current assets                            6,162        1,116        8,046      (16,462)
           Accounts payable                                                     2,049         (987)      (2,226)       7,244
           Due to physician groups                                             (3,418)      (8,876)      (5,261)      (5,827)
           Incurred but not reported claims payable                             8,595       (6,718)      16,988      (11,310)
           Accrued restructuring reserves                                      (8,369)      (2,504)     (20,834)      (9,889)
           Other accrued expenses and current liabilities                     (14,183)      59,916      (29,101)      59,148
                                                                             --------    ---------    ---------    ---------
                Net cash provided by operating activities                       3,380       34,687       13,438      106,168
                                                                             --------    ---------    ---------    ---------
Cash flows from investing activities:
   Dispositions (acquisitions), net                                            60,439       38,428       99,220        2,928
   Purchase of property and equipment                                          (2,052)     (13,426)     (18,561)     (37,262)
   Proceeds (payments) for other assets                                         2,722       (3,993)       1,551       (8,946)
                                                                             --------    ---------    ---------    ---------
                Net cash provided (used) by investing activities               61,109       21,009       82,210      (43,280)
                                                                             --------    ---------    ---------    ---------
Cash flows from financing activities:
   Net proceeds from issuance of convertible notes                                 --       94,496           --       94,496
   Net proceeds from issuance of common stock                                       7          343         (125)       1,613
   Repurchase of common stock                                                      --       (9,027)          --       (9,027)
   Repayment of long-term borrowings                                          (72,084)    (125,338)     (98,848)    (121,368)
   Repayment of obligations under capital leases                                 (675)      (1,332)      (2,713)      (5,145)
   Distributions of minority interests                                           (619)      (3,391)      (3,379)     (11,019)
   Loan costs incurred                                                         (2,872)          (4)      (4,965)        (789)
                                                                             --------    ---------    ---------    ---------
                Net cash used by financing activities                         (76,243)     (44,253)    (110,030)     (51,239)
                                                                             --------    ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents                          (11,754)      11,443      (14,382)      11,649

Cash and cash equivalents - beginning of period                                58,084       74,520       60,712       74,314
                                                                             --------    ---------    ---------    ---------
Cash and cash equivalents - end of period                                    $ 46,330    $  85,963    $  46,330    $  85,963
                                                                             ========    =========    =========    =========

   See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows, Continued
           Three months and nine months ended September 30, 2000 and 1999
                    (All amounts are expressed in thousands)
                                   (Unaudited)

                                                                              THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,             SEPTEMBER 30,
                                                                             ---------------------    ----------------------
                                                                               2000         1999         2000         1999
                                                                             --------    ---------    ---------    ---------
SUPPLEMENTAL SCHEDULE OF INVESTING ACTIVITIES:
Effects of acquisitions and dispositions, net:
   Assets acquired (disposed), net of cash                                   $    108    $   7,885    $  (1,161)   $ (25,703)
   Liabilities paid (assumed), including deferred purchase
      price payments                                                             (451)      (2,805)      (7,229)     (12,225)
   Cancellation of convertible subordinated notes payable                          --       (7,000)          --       (7,000)
   Cancellation of common stock and warrants                                       --       (3,716)          --       (4,076)
   Cash received from disposition of clinic assets, net                        60,782       44,064     107,610        51,932
                                                                             --------    ---------    ---------    ---------
       Dispositions (acquisitions), net                                      $ 60,439    $  38,428    $  99,220    $   2,928
                                                                             ========    =========    =========    =========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Notes receivable received from disposition of
   clinic assets                                                             $  4,875    $  10,722    $  23,770    $  15,532
                                                                             ========    =========    =========    =========




See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
         Three months and nine months ended September 30, 2000 and 1999

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

(2)      NET REVENUE

         Net revenue of the Company is comprised of clinic service agreement revenue, independent practice association (IPA) management revenue, net hospital revenues and other operating revenues. Clinic service agreement revenue is equal to the net revenue of the clinics less amounts retained by physician groups. Net clinic revenue recorded by the physician groups is recorded at established rates reduced by provisions for doubtful accounts and contractual adjustments. Contractual adjustments arise as a result of the terms of certain reimbursement and managed care contracts. Such adjustments represent the difference between charges at established rates and estimated recoverable amounts and are recognized in the period the services are rendered. Any differences between estimated contractual adjustments and actual final settlements under reimbursement contracts are recognized as contractual adjustments in the year final settlements are determined. The Company's clinics do not directly enter capitated contracts. Through calculation of its service fees, the Company shares indirectly in any capitation risk assumed by its affiliated physician groups.

         IPA management revenue is equal to the difference between the amount of capitation and risk pool payments payable to the IPAs managed by the Company less amounts retained by the IPAs. The Company has not historically been a party to capitated contracts entered into by the IPAs, but is exposed to losses to the extent of its share of deficits, if any, of the capitated revenue of the IPAs. At September 30, 2000, the Company had underwritten letters of credit totaling $3.5 million for the benefit of certain managed care payors to help ensure payment of the costs for which the Company's affiliated IPAs are responsible. The Company is exposed to losses if a letter of credit is drawn upon and the Company is unable to obtain reimbursement from the IPA. Through the PrimeCare International, Inc. (PrimeCare) and The Morgan Health Group, Inc. (MHG) acquisitions, the Company became a party to certain managed care contracts. Accordingly, the cost of provider services for the PrimeCare and MHG contracts is not included as a deduction to net revenue of the Company but is reported as an operating expense. The Company had terminated all payor contracts relating to MHG and commenced closing its MHG operations by April 30, 1999. The Company has settled outstanding matters with substantially all such contracts.

                                                                     (Continued)

                          PHYCOR, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

         The following table represents amounts included in the determination of net revenue (in thousands):

                                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                  SEPTEMBER 30,          SEPTEMBER 30,
                                                               -------------------   -----------------------
                                                                 2000       1999         2000         1999
                                                               --------   --------   ----------   ----------
         Gross physician group, hospital and other revenue     $377,402   $821,213   $1,561,727   $2,607,694
         Less:
             Provisions for doubtful accounts
                and contractual adjustments                     180,927    359,429      715,403    1,120,656
                                                               --------   --------   ----------   ----------
             Net physician group, hospital and other revenue    196,475    461,784      846,324    1,487,038
         IPA revenue                                            229,123    270,538      751,072      819,479
                                                               --------   --------   ----------   ----------
             Net physician group, hospital, IPA
               and other revenue                                425,598    732,322    1,597,396    2,306,517
         Less amounts retained by physician groups
             and IPAs:
               Physician groups                                  65,776    155,554      279,635      511,870
               Clinical technical employee compensation           9,488     21,137       38,841       66,582
               IPAs                                             138,358    184,438      499,438      546,840
                                                               --------   --------   ----------   ----------
                Net revenue                                    $211,976   $371,193   $  779,482   $1,181,225
                                                               ========   ========   ==========   ==========



                                                                     (Continued)

                          PHYCOR, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

(3)      BUSINESS SEGMENTS

         The Company has two reportable segments based on the way management has organized its operations: multi-specialty clinics and IPAs. The Company derives its revenues primarily from operating multi-specialty medical clinics and managing IPAs (see Note 2). In addition, the Company provides health care decision-support services and operates two hospitals that do not meet the quantitative thresholds for reportable segments and therefore has been aggregated within the corporate and other category.

         The Company evaluates performance based on earnings from operations before asset revaluation, restructuring and refinancing charges, minority interest and income taxes. The following is a financial summary by business segment for the periods indicated (in thousands):

                                                                       THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                           SEPTEMBER 30,            SEPTEMBER 30,
                                                                     ----------------------    ----------------------
                                                                       2000         1999         2000         1999
                                                                     ---------    ---------    ---------    ---------
         Multi-specialty clinics:
             Net revenue                                             $ 108,179    $ 271,776    $ 486,278    $ 868,668
             Operating expenses(1)                                     108,599      249,007      451,266      789,243
             Interest income                                            (1,699)        (707)      (4,787)      (1,812)
             Interest expense                                            8,369       19,301       31,730       60,218
             Earnings (loss) before taxes and minority interest(1)      (7,090)       4,175        8,069       21,019
             Depreciation and amortization                               3,097       17,951       24,655       55,569
             Segment assets                                            189,240      861,179      189,240      861,179

         IPAs:
             Net revenue                                                90,765       86,100      251,634      272,639
             Operating expenses(1)                                      87,013       80,719      268,871      248,212
             Interest income                                              (798)        (654)      (2,239)      (1,899)
             Interest expense                                            3,281        2,744        9,236        8,260
             Earnings (loss) before taxes and minority interest(1)       1,269        3,291      (25,234)      18,066
             Depreciation and amortization                               3,419        3,429       10,588       10,427
             Segment assets                                            172,595      298,803      172,595      298,803

         Corporate and other(2):
             Net revenue                                                13,032       13,317       41,570       39,918
             Operating expenses(1)                                      19,047       20,985       63,422       63,691
             Interest income                                            (3,579)     (11,834)     (12,917)     (38,280)
             Interest expense                                              623          228        1,943          476
             Earnings (loss) before taxes and minority interest(1)      (3,059)       3,938      (10,878)      14,031
             Depreciation and amortization                               2,989        2,254        7,316        6,526
             Segment assets                                             78,676      136,569       78,676      136,569

       ----------------------------

(1) Amounts exclude provision for asset revaluation, restructuring and refinancing.

(2) This segment includes all corporate costs and real estate holdings as well as the results for CareWise, Inc. and the hospitals managed by the Company.

                                                                     (Continued)

                          PHYCOR, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

(4)      ASSET REVALUATION AND RESTRUCTURING

         In the third quarter of 2000, the Company recorded an asset revaluation and restructuring charge of approximately $54.2 million. This charge included a net pre-tax asset revaluation charge of approximately $43.7 million, which was comprised of a $47.0 million asset revaluation charge less recovery of $3.3 million of certain asset impairment charges recorded in prior quarters and a $10.5 million restructuring charge. This charge related to the revaluation of certain assets associated with the completed sales and expected sales of certain assets of the Company's clinic operations at amounts less than book value, the revaluation of certain assets associated with six clinics held for sale, the impairment of long-lived assets related to debt refinancing and the Company's decision to cease operations and exit certain IPA markets.

         At September 30, 2000, net assets held for sale and expected to be sold during the next 12 months totaled approximately $184.6 million after taking into account the charges relating to clinics with which the Company intends to terminate or restructure its affiliation and the revaluation of certain other assets. These net assets consisted of current assets, property and equipment, intangible assets and other assets less liabilities which are expected to be assumed by the purchasers.

         Net revenue and pre-tax income (losses) from operations disposed of or closed through September 30, 2000 were $31.9 million and $(3.4) million for the three months ended September 30, 2000, and $209.1 million and $(13.3) million for the nine months ended September 30, 2000, respectively, compared to $185.2 million and $2.2 million for the three months ended September 30, 1999, and $632.3 million and $16.5 million for the nine months ended September 30, 1999, respectively. Net revenue and pre-tax income (losses) from the operations held for sale at September 30, 2000 were $118.0 million and $(7.5) million for the three months ended September 30, 2000, and $376.5 million and $(7.0) million for the nine months ended September 30, 2000, respectively, compared to $116.0 million and $3.5 million for the three months ended September 30, 1999, and $343.6 million and $13.1 million for the nine months ended September 30, 1999, respectively.

         The Company completed the disposition of the assets of ten clinics during the third quarter of 2000 and received consideration consisting of $60.8 million in cash and $4.9 million in notes receivable, in addition to certain liabilities assumed by the purchasers. The Company recorded a net additional charge related to these sales of approximately $1.6 million in the third quarter of 2000, which included asset impairment recoveries of $3.3 million on asset impairment charges taken in prior quarters.

         In the second quarter of 2000, the Company recorded a pre-tax asset revaluation charge of approximately $370.2 million. This charge related to the revaluation of certain assets associated with the completed sales and expected sales of certain assets of the Company's clinic operations at amounts less than book value, the impairment of long-lived assets of certain of its ongoing operating units, the anticipated sale of the Company's Kentucky HMO operation, substantial operating losses in the Company's Houston IPA operation, the Company's decision to cease operations and exit an IPA market which was still in the development stages, the expected sale of its CareWise, Inc. subsidiary ("CareWise") and the consolidation of the Company's administrative office space.

         The Company completed the disposition of the assets of six clinics and certain real estate during the second quarter of 2000 and received consideration consisting of $25.6 million in cash and $8.5 million in notes receivable, in addition to certain liabilities assumed by the purchasers. The Company recorded an additional charge related to these sales of approximately $19.7 million in the second quarter of 2000.

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

         The Company adopted and implemented restructuring plans and recorded pre-tax restructuring charges of approximately $10.5 million in the third quarter of 2000 with respect to operations that are being sold or closed. These restructuring plans include the involuntary termination of 199 clinic, IPA management, business office and corporate personnel. These terminations are expected to be completed over the next six months. At September 30, 2000, accrued restructuring reserves totaled approximately $38.3 million. The Company estimates that approximately $21.5 million of the restructuring reserves at September 30, 2000 will be paid during the next 12 months. The remaining $16.8 million relates primarily to long term lease commitments. The following table summarizes the restructuring accrual and payment activity for the first nine months of 2000 (in thousands):

                                             FACILITY
                                            AND LEASE     SEVERANCE       OTHER
                                           TERMINATION   AND RELATED       EXIT
                                              COSTS         COSTS         COSTS        TOTAL
                                             --------      --------      -------      --------
         Balances at December 31, 1999       $  2,644      $  2,381      $ 2,970      $  7,995
             First quarter 2000 charges         1,886           774          979         3,639
             Payments                            (617)       (1,121)      (2,481)       (4,219)
             Other re-allocations                (211)         (217)         428            --
                                             --------      --------      -------      --------
         Balances at March 31, 2000             3,702         1,817        1,896         7,415
             Second quarter 2000 charges       21,488        11,364        4,217        37,069
             Payments                            (404)       (6,861)        (981)       (8,246)
             Other re-allocations                 (18)           39          (21)           --
                                             --------      --------      -------      --------
         Balances at June 30, 2000             24,768         6,359        5,111        36,238
             Third quarter 2000 charges         1,390         4,983        4,097        10,470
             Payments                          (2,301)       (3,569)      (2,499)       (8,369)
             Other re-allocations                 (60)           --           60            --
                                             --------      --------      -------      --------
         Balances at September 30, 2000      $ 23,797      $  7,773      $ 6,769      $ 38,339
                                             ========      ========      =======      ========

                                                                     (Continued)

                          PHYCOR, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

(5)      REFINANCING COSTS

         The Company recorded a refinancing charge of approximately $2.2 million in the third quarter of 2000 related to the amendment and restatement of its bank credit facility in August 2000. This charge represented unamortized costs that were expensed as a result of the reduced commitment amounts and the acceleration of the maturity date of the bank credit facility. The amended bank credit facility converted substantially all of the outstanding balances under the previous revolving credit and synthetic lease facilities and outstanding letters of credit to a term loan and a $25 million revolving loan with a maturity of June 30, 2001.

         The Company recorded a refinancing charge of approximately $1.2 million in the first quarter of 2000 related to the amendment and restatement of the bank credit facility in January 2000. This charge represented unamortized costs that were expensed as a result of the reduced commitment amounts and an earlier termination date of the bank credit facility.

(6)      COMMITMENTS AND CONTINGENCIES

         The Company and certain of its current and former officers and directors, Joseph C. Hutts, Derril W. Reeves, Thompson S. Dent, Richard
         D. Wright and John K. Crawford (only Mr. Dent remains employed by the Company while he and Mr. Hutts serve as directors) have been named defendants in 10 securities fraud class actions filed in state and federal courts in Tennessee between September 8, 1998 and June 24, 1999. The factual allegations of the complaints in all 10 actions are substantially identical and assert that during various periods between April 22, 1997 and September 22, 1998, the defendants issued false and misleading statements which materially misrepresented the earnings and financial condition of the Company and its clinic operations and misrepresented and failed to disclose various other matters concerning the Company's operations in order to conceal the alleged failure of the Company's business model. Plaintiffs further assert that the alleged misrepresentations caused the Company's securities to trade at inflated levels while the individual defendants sold shares of the Company's stock at such level. In each of the actions, the plaintiff seeks to be certified as the representative of a class of all persons similarly situated who were allegedly damaged by the defendants' alleged violations during the "class period." Each of the actions seeks damages in an indeterminate amount, interest, attorneys' fees and equitable relief, including the imposition of a trust upon the profits from the individual defendants' trades. The federal court actions have been consolidated in the U. S. District Court for the Middle District of Tennessee. Defendants' motion to dismiss was denied and the case is now in the discovery stage of the litigation. The state court actions were consolidated in Davidson County, Tennessee. The Plaintiffs' original consolidated class action compliant in state court was dismissed for failure to state a claim. Plaintiffs, however, were granted leave to file an amended complaint. The amended complaint filed by Plaintiffs asserted, in addition to the original Tennessee Securities Act claims, that Defendants had also violated Section 11 and 12 of the Securities Act of 1933 for alleged misleading statements in a prospectus released in connection with the CareWise acquisition. The amended complaint also added KPMG, LLP (KPMG), the Company's independent public auditors. KPMG removed this case to federal court and its motion to dismiss has been denied. The Company, the individual defendants and KPMG have all filed an answer. On October 20, 2000, this case was consolidated with the original federal consolidated action and a consolidated complaint is to be filed by December 1, 2000. The Company anticipates the state and federal actions will be tried separately. The discovery process continues. The trial of all the consolidated cases is set for November 6, 2001. The Company believes that it has meritorious defenses to all of the claims, and is vigorously defending against these actions. There can be no assurance, however, that such defenses will be successful or that the lawsuits will not have a material adverse effect on the Company. The Company's Restated Charter provides that the Company shall indemnify the officers and directors for any liability arising from these suits unless a final judgment established liability (a) for a breach of the duty of loyalty to the Company or its shareholders, (b) for acts or omissions not in good faith or which involve intentional misconduct or knowing violation of law or (c) for an unlawful distribution.

         On February 2, 1999, Prem Reddy, M.D., the former majority shareholder of PrimeCare, a medical network management company acquired by the Company in May 1998, filed suit against the Company and certain of its current and former executive officers in the United States District Court for the Central District of California. The complaint asserts fraudulent inducement relating to the PrimeCare transaction and that the defendants issued false and misleading statements which materially misrepresented the earnings and financial condition of the Company and it clinic operations and misrepresented and failed to disclose various other matters concerning the Company's operations in order to conceal the alleged failure of the Company's business model. On June 5, 2000, the court granted the Company's motion for partial summary judgment, which eliminated the plaintiff's allegations of fraud and violations of federal and state securities laws. As a result of the court's rulings, the plaintiff is no longer entitled to rescission of the merger agreement, return of the proceeds from the operations of PrimeCare, or punitive damages. On October 4, 2000, the court granted the Company's summary judgment motions with respect to all of plaintiff's remaining claims, granted the Company's summary judgment with respect to the Company's $5 million indemnity counter claim against the plaintiffs and granted the Company's summary judgment trespass counter claim against Dr. Reddy, leaving for trial only a determination of the extent of damages on the trespass counter claim. That trial date has not been set pending settlement discussions by the parties ordered by the court. Plaintiffs will likely appeal the court's determinations.

         On July 26, 2000, Prem Reddy filed a new action captioned Prem Reddy, M.D. v. Harry Lifschutz, M.D., PhyCor, Inc. and Does 1 through 50, in Superior Court of the State of California, County of San Bernardino. Dr. Reddy alleges claims for unfair business practices and alleged fraudulent conveyances in connection with the Company's efforts to sell Company assets located in California and other locations. The plaintiff seeks to enjoin these asset sales or to impose a constructive trust on any completed sales. In response, the Company, on July 27, 2000, removed the action to the United States District Court, Central District of California. The judge assigned to this case is the same judge presiding over the other Reddy matter discussed above. The Company filed a motion to dismiss this new action. The court will not render a decision on the Company's motion to dismiss until the parties have completed their court ordered settlement discussions. Although the Company intends to defend itself vigorously against Dr. Reddy's claims if the court does not dismiss this matter, there can be no assurance that an adverse decision in this matter would not have a material adverse effect on the Company. In connection with this matter, the court issued a preliminary injunction against Dr. Reddy and his brother-in-law prohibiting them from acting in violation of their existing noncompete agreements with the Company.

         In September 2000, PrimeMed Pharmacy Services, Inc., a company in which Dr. Reddy owns a controlling interest filed suit against PrimeCare International, Inc. and nine affiliated medical groups alleging failure to pay invoices for certain prescription drugs of approximately $95,000. In addition, Desert Valley Medical, Inc., another company controlled by Dr. Reddy, filed suit against PrimeCare Medical Group Network and certain affiliated entities alleging failure to pay for certain medical supplies and durable medical equipment totalling approximately $1,800,000. All the actions were filed in the Superior Court of the State of California for the County of Riverside. The Company intends to vigorously defend these actions. There can be no assurance, however that an adverse outcome in these actions would not have a material adverse effect on the Company.

         In August 1999, Medical Arts Clinic Association (Medical Arts) filed suit against the Company in the District Court of Navarro County, Texas, which complaint has been subsequently amended. The Company removed this case to Federal District Court for the Northern District of Texas. Medical Arts is seeking damages for breach of contract and rescission of the service agreement and declaratory relief regarding the enforceability of the service agreement alleging it is null and void on several grounds, including but not limited to, the violation of state law provisions as to the corporate practice of medicine and fee splitting. On April 28, 2000, Medical Arts filed a Motion for Partial Summary Judgement seeking a determination that the Service Agreement constituted the corporate practice of medicine in violation of Texas law. On May 31, 2000, the Company filed a Cross-Motion for Partial Summary Judgement on the same issue. On August 8, 2000, the Court denied both parties' Motions for Partial Summary Judgement, ordered mediation by the parties within 60 days of the Court's order, and stayed all discovery pending mediation. Court ordered mediation has been delayed until December 2000 pending settlement discussions by the parties. On April 24, 2000 the Texas District Court of Navarro County, Texas, ordered the appointment of a receiver to rehabilitate Medical Arts. On May 10, 2000, the same state court granted Medical Arts a temporary restraining order against the Company and set for hearing the matters set forth in the order. On May 12, 2000, the Company, in response to the foregoing, filed its notice of removal of the above matters to the federal court. This removal stays any action of the state court. Although the Company is vigorously defending this suit, there can be no assurance that this suit will not have a material adverse effect on the Company.

         In November 2000, the Company and Murfreesboro Medical Clinic dismissed with prejudice all claims pending against each other in connection with the sale of assets by the Company to the Murfreesboro Medical Clinic. In November 2000, the Company and South Texas Medical Clinics dismissed with prejudice all claims pending against each other in connection with the sale of assets by the Company to the South Texas Medical Clinics.

         In September 1999, three relators brought a claim in the United States District Court for the District of Hawaii under the False Claims Act against Straub Clinic and Hospital, Inc., the Company and one of the Company's subsidiaries. This matter had been under seal until September 2000. On September 20, 2000, the United States government elected to decline to intervene in the matter. It is uncertain if this action will proceed. There can be no assurance that if this action proceeds and ultimately is determined in favor of the plaintiffs, the adverse determination would not have a material adverse effect on the Company.

         On April 18, 2000, a jury in the case of United States of America ex rel. William R. Benz v. PrimeCare International, Inc. and Prem Reddy, in the United States District Court, Central District of California, returned a verdict in favor of the plaintiff as follows: $500,000 against PrimeCare on plaintiff's breach of contract claims; $900,000 in compensatory damages and $3 million in punitive damages jointly and severally against PrimeCare and Prem Reddy on plaintiff's claims for wrongful termination and intentional infliction of emotional distress; and $200,000 against PrimeCare on plaintiff's claim for violations of state labor codes. The jury returned a verdict in defendants' favor on plaintiff's claim for retaliatory termination under the False Claims Act. The jury was unable to reach a verdict on plaintiff's Medicare fraud claims. The court entered a final judgement on July 13, 2000. The Company recorded as other operating expenses this judgement of $4.6 million in the second quarter of 2000. PrimeCare is appealing the verdict, and a retrial of the Medicare fraud claims will not occur until there is a ruling on PrimeCare's appeal. Plaintiff filed a judgment lien against PrimeCare on August 31, 2000. PrimeCare has not posted a bond in this matter. All of the claims in this matter arose from events occurring prior to PhyCor's acquisition of PrimeCare and relate to the termination of Mr. Benz, a former officer of PrimeCare. The Company believes that it is entitled to seek indemnification from Prem Reddy for any damages incurred by PrimeCare as a result of this matter and intends to seek such indemnification. There can be no assurance that plaintiff's enforcement of his judgement against PrimeCare would not have a material adverse effect on PrimeCare. In September 2000, Dr. Reddy filed an action in Delaware Chancery Court seeking from PrimeCare advancement of expenses for a bond in the Benz matter. On October 20, 2000, the court granted PrimeCare's motion for summary judgment to dismiss this action.

         The U.S. Department of Labor (the "Department") has concluded its investigation of the administration of the Phycor, Inc. Savings and Profit Sharing Plan. The Department has notified the Company that it will take no further action against the Company in connection with the investigation. The Company is required to periodically review its performance on the timing of participant contributions. The Company intends to fully cooperate with the Department's requests.

         During 1999, the Company favorably resolved its outstanding Internal Revenue Service ("IRS") examinations for the years 1988 through 1995. The IRS had proposed adjustments relating to the timing of recognition for tax purposes of certain revenue and deductions related to accounts receivable, the Company's relationship with affiliated physician groups, and various other timing differences. In August 1999, the Company received a $13.7 million tax refund as a result of applying the 1998 loss carryback to recover taxes paid in 1996 and 1997. During 2000, the Company resolved its outstanding IRS examination for the years 1996 through 1998. The IRS examination resulted in an adjustment to the 1998 loss carryback and accordingly the Company repaid approximately $1.2 million plus interest, as a result of revisions in the alternative minimum tax calculation. The tax years 1988 through 1998 have been closed with respect to all issues without a material financial impact. Additionally, two subsidiaries are currently under examination for the 1995 and 1996 tax years. The Company acquired the stock of these subsidiaries during 1996. For the years under audit, and potentially, for subsequent years, any such adjustments could result in material cash payments by the Company. The Company cannot determine at this time the resolution of these matters, however, it does not believe the resolution of these matters will have a material adverse effect on its financial condition, although there can be no assurance as to the outcome of these matters. As of December 31, 1999, the Company had approximately $350.2 million in net operating loss carryforwards; accordingly, the Company does not expect to pay current federal income taxes for the foreseeable future.

         As a result of the Company's determination to exit its IPA market in Houston, Texas, a number of providers in the market have brought actions naming several parties, including the Company and an IPA-management subsidiary of the Company, alleging breach of contract, among other matters. There can be no assurance that additional actions will not be brought against the Company and its subsidiaries as a result of the Company's determination to exit this market. There can be no assurance that if these matters are determined adversely to the Company that such determinations would not have a material adverse effect on the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         PhyCor, Inc. ("PhyCor" or the "Company") is a medical network management company that develops and manages independent practice associations ("IPAs"), provides contract management services to physician networks owned by health systems and manages multi-specialty medical clinics and other medical organizations. The Company also provides health care decision-support services, including demand management and disease management services, to managed care organizations, health care providers, employers and other group associations. In connection with its physician network operations, the Company manages and operates two hospitals and two health maintenance organizations ("HMOs").

         At September 30, 2000, the Company managed IPAs with approximately 18,000 physicians in 17 markets and managed 17 clinics with 1,145 physicians in 11 states. All of the clinics were held for sale. On such date, the Company's affiliated physicians provided medical services under capitated contracts to approximately 1.1 million patients, including approximately 200,000 Medicare/Medicaid eligible patients. As described below, the Company is in discussions with all of its clinics to restructure or terminate its service agreements. The Company has also determined to cease operations in two IPA markets and has recorded asset revaluation and restructuring charges related to those markets. The Company also provided health care decision-support services to approximately 3.3 million individuals through its CareWise subsidiary. The Company is seeking to sell a minority interest in CareWise, although, as of the date hereof, no agreement regarding a transaction has been reached.

         The assets of all of the Company's clinic subsidiaries, including the two HMOs and one hospital owned by the Company are held for sale. The Company is negotiating with all of its multi-specialty clinics to restructure or terminate its existing service agreements and to reduce the Company's investment in the assets of these clinics. As a result of its ongoing discussions, management believes that most of the clinics intend to repurchase all or a portion of the related assets. Management intends to negotiate with the clinics for the sale and repurchase of the assets on mutually agreeable terms. The Company anticipates that these restructuring efforts and substantially all of the asset sales should be completed during the first quarter of 2001. The Company is obligated to use substantially all of the cash proceeds from the asset sales to meet its financial obligations under its bank credit facility until such obligations are satisfied in full. In the event the proceeds from the asset sales are less than anticipated or are not received when anticipated, the Company may experience difficulty meeting its obligations under the bank credit facility and other debt obligations, including interest payments on its convertible subordinated debentures. Such difficulty could cause a material adverse effect on the Company and cause the Company to seek relief under United States bankruptcy laws. There can be no assurance that the clinics will repurchase the assets, that the repurchases will be on terms agreeable to the Company or that additional charges to earnings will not be necessary as a result of the final terms of the assets sales.

         In the third quarter of 2000, the Company recorded an asset revaluation and restructuring charge of approximately $54.2 million. This charge was comprised of a $47.0 million asset revaluation charge less recovery of $3.3 million of certain asset impairment charges recorded in prior quarters and $10.5 million of restructuring charges. The asset revaluation charge consisted of approximately $29.0 million related to assets held for sale, $12.5 million related to assets sold or disposed of during the third quarter and $2.2 million related to the write-down of deferred loan costs. The asset revaluation and restructuring charge primarily resulted from the decision to exit two IPA markets and to mark-to-market certain real estate holdings and clinic assets held for sale.

         The continued sales of the Company's assets related to its affiliated multi-specialty clinics and termination of the related service agreements will result in a significant reduction in the Company's revenues. As of November 13, 2000, the Company had completed the disposition of six clinics and certain real estate during the fourth quarter of 2000 and received proceeds totaling $56.7 million in cash in addition to certain liabilities being assumed by the purchasers. After the anticipated clinic asset sales and termination of the related service agreements, the Company believes that it will derive only a small percentage of its revenues from the provision of management services to clinics. The Company believes that it will maintain management agreements with no more than five of its affiliated clinics after the consummation of the anticipated sales. The Company expects revenue from these contracts to be less than $5 million on an annual basis. The Company will continue to pursue management affiliations with multi-specialty clinics and assist the physician networks of health systems. The Company believes that it can assist these clinics and systems in improving the operations of their physician networks by offering the organizations a range of services to address their needs. Under these arrangements, the Company will not acquire the assets or employ the personnel of the physician organization, except certain key personnel, and will not have an obligation to provide capital to the physician organization.

         The Company's IPA management division has experienced losses in certain markets. The Company determined in the third quarter of 2000 to cease operations in Houston, Dallas and two other IPA markets. Two IPA markets were closed during the third quarter of 2000 for which asset revaluation and restructuring charges were recorded in the fourth quarter of 1999. Closure of the Houston and Dallas operations is expected to be completed during the fourth quarter of 2000. These closure decisions may negatively impact a number of the Company's payor relationships and, if so, the Company may be materially adversely affected. The Company classified the net assets of its Kentucky HMO and CareWise as held for sale in the second quarter of 2000. The Kentucky HMO was placed voluntarily in rehabilitation with the State of Kentucky in November 2000 because of its inability to meet the net worth requirements under state insurance laws. It is expected to be placed in voluntary receivership in 60 days. Kentucky insurance regulators have assumed responsibility for the HMO's operations.

         Despite the recent losses in certain IPA markets, the Company believes that the Company's IPA management division's revenues will comprise a substantial majority of the Company's total revenue in 2001 and beyond primarily because of the sale of the clinic assets and termination of the related service agreements. A majority of the Company's IPA management revenue is derived from its operations in California through its PrimeCare International, Inc., ("PrimeCare"), subsidiary. The success of the IPA management division in future periods is in large part dependent on the performance of PrimeCare Medical Network, Inc. ("PCMN"), a subsidiary of PrimeCare, PCMN's contracting IPAs and the managed care environment in California. The Company has suffered losses in PrimeCare to date in 2000, in part because of unfavorable hospital and payor contract renegotiations and expenses relating to litigation which arose prior to its acquisition by PhyCor. In addition, the State of California's Department of Managed Health Care, which regulates health plans in the State of California, and the Company have reached an agreement regarding the funding of certain cash reserve requirements for claims payment. The Company would be adversely affected if the Company failed to maintain compliance with that agreement and California regulators took corrective action.

         The Company has increased its focus on managing and developing its existing IPAs to enable the Company to provide services to a broader range of physician organizations and to further develop physician relationships. Fees earned from managing the IPAs are based upon a percentage of revenue collected by the IPAs and a share of surplus, if any, of capitated revenue of the IPAs. The Company has not historically been a party to the capitated contracts entered into by its affiliated IPAs, but through the calculation of its service fees is exposed to indirect losses based on the capitated risk assumed by the IPA, if any, resulting from the capitated contracts of the IPAs. Through the PrimeCare and The Morgan Health Group, Inc. ("MHG") acquisitions, the Company became a party to certain managed care contracts and, accordingly is exposed to direct losses, if any, resulting from the PrimeCare capitated contracts. The Company had terminated all managed care contracts of MHG by April 30, 1999 and has settled the outstanding matters relating to substantially all such contracts. In addition, at September 30, 2000, the Company had underwritten letters of credit totaling $3.5 million for the benefit of certain managed care payors to help ensure payment of costs for which its affiliated IPAs are responsible. The Company would seek reimbursement from an IPA if there were a draw on a letter of credit. The Company is exposed to losses if a letter of credit is drawn upon and the Company is unable to obtain reimbursement from the IPA.

         The Company classified the net assets of its health care decision support services division, CareWise, as held for sale in the second quarter of 2000. The Company is seeking to sell a minority interest in CareWise. As of the date hereof no agreement regarding a transaction has been reached. There can be no assurance that the Company will reach an agreement regarding a CareWise transaction. In the event the Company does not reach an agreement, the Company may incur additional charges to earnings.

         As discussed above, in the first nine months of 2000, the Company sold the assets of many of its affiliated multi-specialty clinics and anticipates selling the assets of substantially all of its remaining clinics by the end of the first quarter of 2001. The Company believes that its revenues will significantly decline in the year 2001 and beyond compared to the revenues for 2000. The Company further believes management arrangements with clinics will constitute only a small percentage of its revenues and that its IPA management division's revenues will constitute the substantial majority of its revenues in the future. The success of the IPA management services division, and therefore the Company, is contingent in large part on the financial success of the Company's PrimeCare subsidiary. In the event the IPA management division is unprofitable, there can be no assurance that the Company will be able to continue its operations or return to profitability.

RESULTS OF OPERATIONS

         The following table shows the percentage of net revenue represented by various expenses and other income items reflected in the Company's Consolidated Statements of Operations:

                                                 THREE MONTHS               NINE MONTHS
                                              ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                              -------------------       -------------------
                                               2000         1999         2000         1999
                                              ------       ------       ------       ------
Net revenue .............................      100.0%       100.0%       100.0%       100.0%
Operating expenses:
    Cost of provider services ...........       26.6         13.1         22.4         13.2
    Salaries, wages and benefits ........       28.4         32.9         30.9         32.4
    Supplies ............................       11.6         14.7         12.9         14.6
    Purchased medical services ..........        1.6          2.4          2.0          2.4
    Other expenses ......................       20.6         15.3         17.7         14.8
    General corporate expenses ..........        1.9          1.9          2.4          1.9
    Rents and lease expense .............        6.1          7.8          6.9          7.8
    Depreciation and amortization .......        4.5          6.4          5.5          6.1
    Provision for asset revaluation
       and clinic restructuring .........       25.5        106.0         62.2         35.3
                                              ------       ------       ------       ------
Net operating expenses ..................      126.8        200.5        162.9        128.5
                                              ------       ------       ------       ------
       Loss from operations .............      (26.8)      (100.5)       (62.9)       (28.5)
Interest income .........................       (0.9)        (0.3)        (0.6)        (0.3)
Interest expenses .......................        3.8          2.7          3.6          2.6
                                              ------       ------       ------       ------
       Loss before income taxes, minority
          interest and extraordinary item      (29.7)      (102.9)       (65.9)       (30.8)
Income tax expense ......................        0.2         14.0          0.1          4.9
Minority interest .......................        0.5          0.8          0.3          1.0
                                              ------       ------       ------       ------
       Loss before extraordinary item ...      (30.4)      (117.7)       (66.3)       (36.7)
Extraordinary item ......................         --          0.3           --          0.1
                                              ------       ------       ------       ------
       Net loss .........................      (30.4)%     (117.4)%      (66.3)%      (36.6)%
                                              ======       ======       ======       ======

2000 Compared to 1999

         Net revenue decreased $159.2 million, or 42.9%, from $371.2 million for the third quarter of 1999 to $212.0 million for the third quarter of 2000, and $401.7 million, or 34.0%, from $1.2 billion for the first nine months of 1999 to $779.5 million for the first nine months of 2000. Net revenue from multi-specialty clinics ("Clinic Net Revenue") decreased in the third quarter of 2000 from the third quarter of 1999 by $163.6 million. The decrease was comprised of (i) a $132.5 million decrease in service fees for reimbursement of clinic expenses incurred by the Company and (ii) a $31.1 million decrease in the Company's fees from clinic operating income and net physician group revenue. Decreases in Clinic Net Revenue for the quarter included reductions of $11.6 million from clinics whose assets were held for sale at September 30, 2000 and reductions of $153.6 million as a result of clinic operations disposed of in 1999 and 2000. Increases in Clinic Net Revenue for the quarter included $1.6 million in fees from management contracts that were entered into in the fourth quarter of 1999. The decrease in Clinic Net Revenue was also impacted by declining reimbursement for services rendered by the physician groups. Specifically, the provision for doubtful accounts and contractual adjustments as a percentage of gross physician group, hospital and other revenue increased from 43.5% for the third quarter of 1999 to 47.6% for the third quarter of 2000.

         Clinic Net Revenue decreased in the first nine months of 2000 from the first nine months of 1999 by $382.4 million. The decrease was comprised of (i) a $320.8 million decrease in service fees for reimbursement of clinic expenses incurred by the Company and (ii) a $61.6 million decrease in the Company's fees from clinic operating income and net physician group revenue. Net decreases in Clinic Net Revenue for the first nine months included decreases of $7.4 million from clinics whose assets were held for sale at September 30, 2000 and decreases of $379.9 million from clinic operations disposed of in 1999 and 2000. Clinic Net Revenue for the first nine months of 2000 included $4.9 million in fees from contract management service agreements that were entered into in the fourth quarter of 1999 and first quarter of 2000. The decrease in Clinic Net Revenue was also the result of declining reimbursement for services rendered by the physician groups. Specifically, the provision for doubtful accounts and contractual adjustments as a percentage of gross physician group, hospital and other revenue increased from 43.0% for the nine months ended September 30, 1999 to 45.7% for the nine months ended September 30, 2000.

         Net revenue from IPAs ("IPA Net Revenue") increased $4.7 million, or 5.4%, from $86.1 million for the third quarter of 1999 to $90.8 million for the third quarter of 2000 and decreased $21.0 million, or 7.7%, from $272.6 million for the first nine months of 1999 to $251.6 million for the first nine months of 2000. The closing of MHG in 1999 caused a decrease in IPA Net Revenue of approximately $18.0 million in the first nine months of 2000. The Company had terminated all payor contracts relating to MHG and commenced closing MHG operations by April 30, 1999. The Company expects to complete the closure of MHG by the end of 2000. IPA Net Revenue decreased approximately $4.9 million during the third quarter of 2000 and $33.5 million in the first nine months of 2000 primarily as a result of the decisions to restructure, and then in the third quarter of 2000, to close the Houston, Dallas and two other IPA markets. IPA Net Revenues during the third quarter and first nine months of 2000 included an increase of approximately $400,000 and $1.8 million, respectively, in net revenues from an IPA market and a management agreement entered into subsequent to the third quarter of 1999. Additionally, IPA Net Revenues increased $13.7 million during the third quarter of 2000 and $40.2 million for the first nine months of 2000 due to the Company's acquisition of the remaining interest in the Kentucky HMO in late 1999. This HMO was placed voluntarily in rehabilitation with the State of Kentucky in November 2000 as a result of minimum net worth deficiencies under state insurance laws. It is expected to be placed in voluntary receivership in 60 days. IPA Net Revenue from the IPA markets in effect for the third quarters of both 2000 and 1999 decreased by $4.6 million, or 7.3% and $11.5 million, or 6.2% for the first nine months of 2000 compared to the same period in 1999 as a result of unfavorable hospital and payor contract renegotiations for 2000 at PrimeCare.

During the first nine months of 2000, cost of provider services expense increased as a result of the Company acquiring the remaining 50% interest in the Kentucky HMO in late 1999. Other expenses increased as a result of costs associated with information systems and software conversions in IPA markets during the fourth quarter of 1999 and the first quarter of 2000 and a $4.6 million judgment recorded in the second quarter of 2000. In an effort to obtain prepayment of several notes receivable, the Company negotiated discounts totaling $3.8 million which were recorded as other expenses in the third quarter of 2000. The increase in interest expense as percentage of net revenue in the first nine months of 2000 compared to the same period in 1999 is primarily due to amendments to the Company's bank credit facility that increased interest rates.

         The Company's managed IPAs and affiliated physician groups have entered into contracts with third party payors, many of which are based on fixed or capitated fee arrangements. Under these capitation arrangements, health care providers receive a fixed fee per plan member per month and providers bear the risk, generally subject to certain loss limits, that the total costs of providing medical services to the members will exceed the fixed fee. The IPA management fees are based, in part, upon a share of the portion, if any, of the fixed fee that exceeds actual costs incurred. Some agreements with payors also contain "shared risk" provisions under which the Company, through the IPA, can share additional fees or can share in additional costs depending on the utilization rates of the members and the success of the IPAs. Through calculation of its service fees, the Company also shares indirectly in capitation risk assumed by its affiliated physician groups. In addition, the Company manages and operates two HMOs. Incurred but not reported claims payable ("IBNR claims payable") represent the estimated liability for covered services that have been performed by physicians for enrollees of various medical plans. The IBNR claims payable is based on the Company's historical claims data, current enrollment, health service utilization statistics and other related information.

         On behalf of certain of the Company's affiliated IPAs, the Company has underwritten letters of credit to managed care payors to help ensure payment of health care costs for which the affiliated IPAs have assumed responsibility. At September 30, 2000, letters of credit aggregating $3.5 million were outstanding under the bank credit facility for the benefit of managed care payors. While no draws on any of these letters of credit have occurred to date, there can be no assurance that draws will not occur in the future. The Company would seek reimbursement from an IPA if there were a draw on a letter of credit. The Company is exposed to losses if a letter of credit is drawn upon and the Company is unable to obtain reimbursement from the IPA.

         In the third quarter of 2000, the Company recorded an asset revaluation and restructuring charge of approximately $54.2 million. This charge was comprised of a $47.0 million asset revaluation charge less recovery of $3.3 million of certain asset impairment charges recorded in prior quarters and a $10.5 million restructuring charge. The net asset revaluation charge consisted of approximately $29.0 million related to assets held for sale, $12.5 million related to assets sold or disposed of during the third quarter and $2.2 million related to the write-off of deferred financing costs. The asset revaluation and restructuring charges primarily resulted from the decision to exit four IPA markets and to mark-to-market certain real estate holdings and assets held for sale. See discussion of these charges in "Asset Revaluation and Restructuring" below.

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

         The Company recorded a refinancing charge of approximately $2.2 million in the third quarter of 2000 related to the amendment and restatement of the bank credit facility in August 2000. This charge represented unamortized costs that were expensed as a result of the lower commitment amounts and an earlier termination date of the bank credit facility. The amended bank credit facility converted substantially all of the outstanding balances under the previous revolving credit and synthetic lease facilities and outstanding letters of credit to a term loan and a $25 million revolving loan with a maturity of June 30, 2001.

         The Company recorded a refinancing charge of approximately $1.2 million in the first quarter of 2000 related to the amendment and restatement of the bank credit facility in January 2000. This charge represented unamortized costs that were expensed as a result of the lower commitment amounts and an earlier termination date of the bank credit facility.

         The Company will incur no federal income tax expense and make no federal income tax payments in the foreseeable future as a result of available net operating loss carryforwards. Tax expense incurred for the first nine months of 2000 represented state income tax expense.

ASSET REVALUATION AND RESTRUCTURING

General

         After unsuccessful attempts in late 1999 and the first quarter of 2000 to restructure most of its service agreements in an effort to create a base of stable clinics that would be able to grow and was committed to the mutual success of the Company, the Company has contacted all its clinics to discuss the repurchase of the respective clinic assets in connection with the restructuring of or termination of their related service agreements. As a result of its ongoing discussions, management believes that most clinics intend to repurchase all or a portion of the related assets and has categorized all its clinic assets as held for sale. Management intends to negotiate with the clinics for the sale and repurchase of the assets at mutually agreeable terms. There can be no assurance, however, that the asset sales will be consummated or consummated on the terms currently contemplated or that additional charges to earnings will not be necessary as a result of the final terms of the asset sales. The Company believes that it will maintain service agreements with no more than five of its affiliated clinics. For additional discussion of the changes in these relationships, see "Overview" and "Liquidity and Capital Resources."

         The Company has experienced losses in certain IPA markets. Two IPA markets were closed during the third quarter of 2000. In addition, the Company determined in the third quarter to cease operations in the Dallas and Houston IPA markets and recorded asset revaluation and restructuring charges for those markets. The Company classified the net assets of its Kentucky HMO and CareWise as held for sale in the second quarter of 2000. The Kentucky HMO was placed voluntarily in rehabilitation with the state of Kentucky in November 2000 due to its inability to meet net worth requirements of the state insurance laws. It is expected to be placed in voluntary receivership in 60 days. Kentucky insurance regulators have assumed responsibility for the Kentucky HMO's operations.

         In the third quarter of 2000, the Company recorded an asset revaluation and restructuring charge of approximately $54.2 million. This charge included a net pre-tax asset revaluation charge of approximately $43.7 million, which was comprised of a $47.0 million asset revaluation charge less recovery of $3.3 million of certain asset impairment charges recorded in prior quarters and a $10.5 million restructuring charge. The net asset revaluation charge consisted of approximately $29.0 million related to assets held for sale, $12.5 million related to assets sold or disposed of during the third quarter and $2.2 million related to the write-off of deferred financing costs. The asset revaluation and restructuring charge primarily resulted from the decision to exit four IPA markets and to mark-to-market certain real estate holdings and assets held for sale.

         In the second quarter of 2000, the Company recorded an asset revaluation and restructuring charge of approximately $407.3 million. The charge was comprised of an asset revaluation charge of approximately $370.2 million related to the impairment of long-lived assets of certain of its ongoing operating units and at its corporate office. The asset revaluation charge consisted of approximately $198.6 million related to assets held for sale, $19.7 million related to assets sold during the second quarter and $151.9 million related to asset impairments. The total charge also included approximately $37.1 million of restructuring charges related to the Company's adoption and implementation of its restructuring plans in the second quarter of 2000. The restructuring charge was comprised of approximately $26.5 million related to the operations of clinics that were sold, closed or restructured, $700,000 related to management's plans to cease operations in an IPA market, and exit an IPA market, and $9.9 million related to reductions in personnel and office space at the corporate office. The Company currently anticipates recording additional restructuring charges as the Company exits additional markets or restructures is operations.

Assets Held for Sale

         At September 30, 2000, net assets held for sale primarily consisted of the net assets of 18 clinics, the Company's Kentucky HMO operations, CareWise and certain real estate holdings which totaled approximately $184.6 million, including $39.6 million of real estate. These net assets consisted of current assets, property and equipment, intangible assets and other assets less liabilities which are expected to be assumed by the purchasers. The Company expects to recover these amounts during the next 12 months as the asset sales occur; however, there can be no assurance that the Company will recover this entire amount. The Company's failure to recover these amounts could cause a material adverse effect on the Company. As of November 13, 2000, the Company had completed the disposition of six clinics and certain real estate in the fourth quarter of 2000 and received proceeds totaling $56.7 million in cash in addition to certain liabilities assumed by the purchasers, which approximated the net carrying value of these clinic assets. The Company expects to complete the sale by March 31, 2001 of the assets of substantially all of its remaining 12 clinics, one of which, Arnett Clinic, accounted for more than 10% of the Company's earnings before interest, taxes, depreciation, amortization ("EBITDA") and provision for asset revaluation and restructuring for the nine months ended September 30, 2000. The Company expects to recover in excess of tangible book value of the assets of these clinics held for sale, however, there can be no assurance it will do so. The sale of these clinics will negatively impact the Company's future revenues and the failure to consummate the sales on the anticipated terms would negatively impact the Company's cash flows.

         In the third quarter of 2000, the Company recorded approximately $29.0 million of asset revaluation charges for the impairment of long-lived assets of certain of its ongoing operating units related to assets held for sale and $12.5 million related to assets sold or disposed of during the quarter. The third quarter asset revaluation charge related to assets held for sale including current assets, property and equipment, and intangible assets of $1.4 million, $17.4 million and $10.2 million, respectively. In the third quarter of 2000, the Company classified as held for sale ten additional clinics, two of which were included in the asset impairment charge taken in the third quarter of 1999 and eight of which were included in the asset impairment charge taken in the second quarter of 2000. The Company's decision to classify the assets as held for sale was based upon management's decision to sell all remaining clinic assets back to the respective physician groups irrespective of any ongoing management relationship. In addition, the Company classified as held for sale certain real estate holdings. The net assets held for sale for the operating units classified as held for sale during the third quarter were approximately $60.7 million on September 30, 2000, and consisted primarily of accounts receivable, property and equipment and intangible assets less certain current liabilities.

         In the second quarter of 2000, the Company recorded approximately $198.6 million of asset revaluation charges for the impairment of long-lived assets of certain of its ongoing operating units and at its corporate office related to assets held for sale and $19.7 million related to assets sold during the quarter. The second quarter asset revaluation charge related to assets held for sale including current assets, property and equipment, other assets and intangible assets of $14.5 million, $12.5 million, $3.9 million and $167.7 million, respectively. During the second quarter of 2000, the Company classified as held for sale ten additional clinics, one of which was included in the asset impairment charge taken in the third quarter of 1999. The Company's decision to classify these assets as held for sale was based upon correspondence received from its discussions with the respective medical groups in the second quarter of 2000 or the decline in the specific group's stability and economic situation. In addition, the Company classified as held for sale its Kentucky HMO operations and CareWise. The Company disposed of six of these clinics in the third quarter of 2000, receiving consideration consisting of $51.0 million in cash and $4.9 million in notes receivable and certain liabilities assumed by the purchasers. Net revenue and pre-tax income from the clinics sold were approximately $12.7 million and $600,000 ,respectively, for the quarter ended September 30, 2000, and $100.4 million and $4.5 million, respectively, for the nine months ended September 30,

2000. Net revenue and pre-tax income from the clinics sold were approximately $39.5 million and $1.8 million, respectively, for the quarter ended September 30, 1999 and $117.1 million and $6.6 million, respectively, for the nine months ended September 30, 1999. At September 30, 2000, the net assets held for sale for the remaining four clinics, Kentucky HMO operations and CareWise were approximately $67.2 million and consisted primarily of accounts receivable, property and equipment and intangible assets less certain current liabilities.

         During the second quarter of 2000, the assets of one clinic were sold and the Company received consideration consisting of $6.2 million in cash and certain liabilities assumed by the purchasers. Net revenue and pre-tax income from the clinic sold were approximately $6.1 million and $600,000, respectively, for the nine months ended September 30, 2000. Net revenue and pre-tax income from the clinic sold were approximately $3.4 million and $300,000, respectively, for the quarter ended September 30, 1999 and $10.4 million and $900,000, respectively, for the nine months ended September 30, 1999.

         In the first quarter of 2000, the Company recorded a net pre-tax asset revaluation charge of approximately $19.0 million, which was comprised of a $26.0 million charge less recovery of certain asset revaluation charges recorded in the third quarter of 1999. This net charge consisted of approximately $12.9 million related to assets held for sale, $6.0 million related to assets sold during the quarter and $100,000 related to asset impairments (see discussion below). The net charge related to the revaluation of certain assets associated with one clinic, the completed sales of the operating assets of five clinics and the exit from an IPA market. The first quarter 2000 asset revaluation charge related to assets held for sale including current assets, property and equipment, other assets and intangible assets for $2.3 million, $5.7 million, $2.5 million and $2.4 million, respectively. During the first quarter of 2000, the Company classified as held for sale four additional clinics, one of which was included in the asset impairment charge taken in the third quarter of 1999. This determination was based upon correspondence received from or discussions with the respective medical groups in the first quarter and the decline in the specific group's stability and economic situation. The Company therefore determined to sell the operating assets of the clinics and terminate the related service agreements. As a result of calculating the estimated net realizable values of the assets of these clinics, one clinic's assets were written down approximately $1.2 million, which resulting charge was offset by the recovery of certain asset impairment charges recorded in the third quarter of 1999. The Company disposed of one of these clinics in the third quarter of 2000, receiving consideration consisting of $2.1 million in cash and certain liabilities assumed by the purchasers. Net revenue from the clinic sold was approximately $800,000 for the quarter ended September 30, 2000. Net revenue and pre-tax income from the clinic sold were approximately $6.0 million and $300,000, respectively, for the nine months ended September 30, 2000. Net revenue and pre-tax income from the clinic sold were approximately $2.6 million and $100,000, respectively, for the quarter ended September 30, 1999 and $8.1 million and $400,000, respectively, for the nine months ended September 30, 1999. The net assets held for sale for the remaining two clinics in this group at September 30, 2000 were approximately $12.0 million and consisted primarily of accounts receivable, property and equipment less certain current liabilities.

         During the first quarter of 2000, the assets of a clinic were sold with recoveries of approximately $6.1 million of an impairment charge taken in the third quarter of 1999. Net revenue and pre-tax income from the clinic sold were $1.1 million and $400,000, respectively, for the nine months ended September 30, 2000. Net revenue and pre-tax income from the clinic sold were approximately $800,000 and $200,000, respectively, for the quarter ended September 30, 1999 and $2.6 million and $700,000, respectively, the nine months ended September 30, 1999.

         In the fourth quarter of 1999, the Company recorded a net pre-tax asset revaluation charge of approximately $5.2 million, which was comprised of $9.3 million charge less recovery of certain asset revaluation charges recorded in the fourth quarter of 1998 and third quarter of 1999. This net charge was comprised of approximately $4.5 million related to assets held for sale, $300,000 related to assets sold during the quarter and $400,000 related to asset impairments (see discussion below). This net charge related to the revaluation of certain assets associated with one clinic, the completed sale of another clinic's operating assets and the exiting and centralization of certain IPA markets in Florida. The fourth quarter 1999 asset revaluation charge related to assets held for sale, included current assets, property and equipment, other assets and intangible assets of $1.0 million, $2.8 million, $300,000 and $700,000, respectively. During the fourth quarter of 1999, the Company classified as held for sale two clinics that were included in the asset impairment charge taken in the third quarter of 1999. This determination was based upon correspondence received from the respective medical groups in the fourth quarter and the decline in each group's stability and economic situation. The Company therefore decided to sell the clinic operating assets and terminate the service agreements related to these clinics. As a result of calculating the estimated net realizable values of the assets of these clinics, an additional net asset revaluation charge was taken with respect to one clinic of approximately $4.5 million, comprised of a $6.5 million charge less recovery of certain asset impairment charges recorded in the fourth quarter of 1998. The Company disposed of one of these clinics in the first quarter of 2000 and the other clinic in the second quarter of 2000, receiving consideration consisting of $13.9 million in cash and $2.5 million in notes receivable, in addition to certain liabilities assumed by the purchasers. Net revenue and pre-tax income (losses) from these two clinics were $15.0 million and $(700,000), respectively, for the nine months ended September 30, 2000. Net revenue and pre-tax income (losses) from these two clinics were approximately $21.6 million and $(100,000), respectively, for the quarter ended September 30, 1999 and $65.4 million and $900,000, respectively, for the nine months ended September 30, 1999.

         In summary, net revenue and pre-tax income (losses) from operations disposed of or closed during the third quarter ended September 30, 2000 were $31.9 million and $(3.4) million for the three months ended September 30, 2000, and $209.1 million and $(13.3) million for the nine months ended September 30, 2000, respectively, compared to $185.2 million and $2.2 million for the three months ended September 30, 1999, and $632.3 million and $16.5 million for the nine months ended September 30, 1999, respectively. Net revenue and pre-tax income (losses) from the operations held for sale at September 30, 2000 were $118.0 million and $(7.5) million for the three months ended September 30, 2000, and $376.5 million and $(7.0) million for the nine months ended September 30, 2000, respectively, compared to $116.0 million and $3.5 million for the three months ended September 30, 1999, and $343.6 million and $13.1 million for the nine months ended September 30, 1999, respectively.

         The Company expects that most of its remaining service agreements will terminate upon repurchase by the clinics of their respective assets. As a result, the Company anticipates that its revenues will be significantly reduced in the year 2001 and thereafter compared to the revenues for 2000. The Company anticipates the proceeds generated from the sales of assets related to its multi-specialty clinics will approximate the adjusted carrying value of the assets. There can be no assurance, however, that the Company will consummate the anticipated asset sales, or consummate the sales on the anticipated terms. The Company may incur additional charges to earnings if the asset sales are not consummated, or are consummated on less favorable terms. Such events could have a material adverse effect on the Company. There can be no assurance that the Company will remain a viable entity or return to profitability.

Asset Impairments

         In the second quarter of 2000, the Company recorded an asset revaluation charge of approximately $151.9 million related to the impairment of long-lived assets of certain of its ongoing operating units and at its corporate office. Approximately $65.3 million of this asset revaluation charge related to the Company's IPA operations in Houston, $80.4 million related to clinic operations and $6.2 million related to the impairment of certain long-lived assets at the Company's corporate office.

         The asset revaluation charge related to the Houston IPA operations of $65.3 million was primarily attributable to its disappointing financial performance. Net revenue and pre-tax income (losses) for these operations were $17.4 million and $(7.0) million for the nine months ended September 30, 2000, respectively, compared to $32.3 million and $10.0 million for the nine months ended September 30, 1999. The deterioration in the financial results for this market is primarily attributable to higher bed days and per diem rates and increased utilization of physician services by capitated patients. The Company's analysis of future cash flows for the Houston IPA operations resulted in this asset revaluation charge.

         The asset revaluation charge related to clinic operations of $80.4 million was based on the Company's decision to restructure it service agreements and to reduce its investment in the assets of the clinics. In connection with this decision, the Company recorded charges in the second quarter of 2000 to reduce to net realizable value the related assets associated with these operations. Approximately $6.2 million of these charges relate to the impairment of certain long-lived assets at the Company's corporate office due to the consolidation of space of its administrative offices and the expected disposition of certain long-lived assets.

         In the first quarter of 2000, the Company recorded approximately $100,000 of asset revaluation charges related to the impairment of certain long-lived assets in the IPA market. The Company determined to cease operations in one market in Tennessee as a result of insufficient enrollment volume. Accordingly, the Company recorded a charge in the first quarter of 2000 primarily to reduce to net realizable value its investments in equipment associated with the market.

Refinancing Costs

         In the third quarter of 2000, the Company recorded approximately $2.2 million of asset revaluation charges related to the amendment and restatement of the bank credit facility in August 2000. This charge represented unamortized costs that were expensed as a result of the reduced commitment amounts and the acceleration of the maturity date of the bank credit facility. The amended bank credit facility converted substantially all of the outstanding balances under the previous revolving credit and synthetic lease facilities and outstanding letters of credit to a term loan and a $25 million revolving loan with a maturity of June 30, 2001.

         The Company recorded a refinancing charge of approximately $1.2 million in the first quarter of 2000 related to the amendment and restatement of the bank credit facility in January 2000. This charge represented unamortized costs that were expensed as a result of the reduced commitment amounts and an earlier termination date of the bank credit facility.

Restructuring Charges

         In the third quarter of 2000, the Company adopted and implemented restructuring plans and recorded a pre-tax restructuring charge of approximately $10.5 million. This charge was comprised of approximately $1.2 million related to the operations of clinics that were closed, $7.9 million related to management's plans to cease operations and exit the Dallas and Houston IPA markets, and $1.4 million related to reductions in personnel at the corporate office. This charge included approximately $5.0 million in severance costs, $1.4 million in facility and lease termination costs and $4.1 million in other exit costs. These restructuring plans included the involuntary termination of 199 clinic, IPA management, business office and corporate personnel.

         In the second quarter of 2000, the Company adopted and implemented restructuring plans and recorded pre-tax restructuring charges of approximately $37.1 million. These charges were comprised of approximately $26.5 million related to the operations of clinics that were sold, closed or restructured, $700,000 related to management's plans to cease operations and exit an IPA market, and $9.9 million related to reductions in personnel and office space at the corporate office. These charges included approximately $11.4 million in severance costs, $21.5 million in facility and lease termination costs and $4.2 million in other exit costs. These restructuring plans included the involuntary termination of 512 clinic, IPA management, business office and corporate personnel.

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

         During the third quarter and first nine months of 2000, the Company paid approximately $2.3 and $3.3 million, respectively, in facility and lease termination costs, $3.6 million and $11.6 million respectively, in severance costs and $2.5 million and $5.9 million, respectively, in other exit costs related to 1998, 1999 and 2000 charges. At September 30, 2000, accrued restructuring reserved totaled approximately $38.3 million and consisted of approximately $23.8 million in facility and lease termination costs, $7.8 million in severance costs and $6.7 million in other exit costs. The Company estimates that approximately $21.5 million of the remaining restructuring reserves at September 30, 2000 will be paid during the next 12 months. The remaining $16.8 million relates primarily to long term lease commitments.

         The Company anticipates recording additional restructuring charges as it ceases operations in certain markets or further restructures its operations. There can be no assurance that the payment of liabilities relating to restructuring charges will not have a material adverse effect on the Company.

LIQUIDITY AND CAPITAL RESOURCES

General

         The Company's primary business liquidity strategy in 2000 has been to sell assets in its medical clinic business and to apply the proceeds to the amounts outstanding under its bank credit facility. If the Company fails to meet its principal and interest payment obligations under the bank credit facility or its convertible subordinated debentures, it may not remain a viable business entity and may be forced to seek relief under the United States bankruptcy laws. At September 30, 2000, current liabilities exceeded current assets of the Company by $12.7 million, compared to $193.8 million of working capital at December 31, 1999 primarily as a result of the reclassification of the restated bank credit facility obligation as a current liability beginning June 30, 2000. At September 30, 2000, the Company had $46.3 million in cash and cash equivalents, including $40.2 million of restricted cash and cash equivalents, compared to $60.7 million and $29.6 million, respectively, at December 31, 1999. Restricted cash and cash equivalents include amounts held by IPA partnerships and HMOs, the use of which is restricted to operations of the IPA partnerships or to meet regulatory deposit requirements. At September 30, 2000, net accounts receivable, including that held for sale, of $156.7 million amounted to 53 days of net clinic revenue compared to $283.4 million and 55 days at the end of 1999.

         The Company generated $3.4 million of cash flows from operations for the third quarter of 2000 compared to $34.7 million for the third quarter of 1999 and $13.4 million for the first nine months of 2000 compared to $106.2 million for the same period in 1999. Cash flows from operations of clinics that were disposed of or closed at September 30, 2000 resulted in a decrease of $6.9 million for the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999 and $30.5 million for the first nine months of 2000 compared to the first nine months of 1999. The Company's IPA management division has experienced losses in certain markets. The Company ceased operations in a development stage IPA market in the second quarter of 2000, two IPA markets in the third quarter of 2000 and determined, in the third quarter of 2000, to exit the Houston and Dallas IPA markets. Cash flows related to the Company's IPA operations increased $4.2 million in the third quarter of 2000 compared to the third quarter of 1999 and decreased $34.4 million, of which $30.4 million related to the Company's IPA operations in Houston, in the first nine months of 2000 compared to the first nine months of 1999.

         As of November 13, 2000, the Company had completed the disposition of six clinics and certain real estate in the fourth quarter of 2000 and received proceeds totaling $56.7 million in cash in addition to certain liabilities assumed by the purchasers, which approximated the net carrying value of these clinic assets. The Company expects to complete the sale by March 31, 2001 of the assets of substantially all of its remaining 12 clinics, one of which, Arnett Clinic, accounted for more than 10% of the Company's earnings before interest, taxes, depreciation, amortization ("EBITDA") and provision for asset revaluation and restructuring for the nine months ended September 30, 2000. The Company expects to recover in excess of tangible book value of the assets of these clinics held for sale, however, there can be no assurance it will do so. The sale of these clinics will negatively impact the Company's future revenues and the failure to consummate the sales on the anticipated terms would negatively impact the Company's cash flows.

         The Company is required to make interest payments of $4.4 million to holders of its convertible subordinated debentures on each of February 15 and August 15, 2001. The Company's ability to make these payments is dependent on two factors. First, the Company must have sufficient cash flow from operations and second, the Company must have access to cash under the bank credit facility, if necessary. The majority of the revenue earned by the IPA division is derived from its operations in California, specifically PrimeCare. If these operations do not generate sufficient cash flow, the Company may be unable to meet the interest payment obligations on its convertible subordinated debentures. There can be no assurance that the Company will have the positive cash flow or the access to cash necessary to meet its interest payment obligations. The Company's convertible subordinated debentures mature February 1, 2003 at the aggregate redemption amount of $196.5 million. There can be no assurance that the Company will be able to develop a strategy to successfully redeem or otherwise retire the debentures.

         Capital expenditures during the first nine months of 2000 totaled $18.6 million. The Company is responsible for capital expenditures at its affiliated clinics under the terms of its service agreements. The Company expects to make approximately $1.0 million in additional capital expenditures during the reminder of 2000. The Company anticipates capital expenditures will be funded primarily from operating cash flows. Capital expenditures in future years will be significantly less than in 2000.

         Deferred acquisition payments are payable to certain physician groups in the event such physician groups attain predetermined financial targets during established periods of time following the acquisitions. If each group satisfied its applicable financial targets for the periods covered, the Company would be required to pay an aggregate of approximately $5.6 million of additional consideration over the next two years, of which a maximum of approximately $600,000 would be payable during the next 12 months. As a result of its ongoing discussions to restructure or terminate the service agreements with its multi-specialty clinics, the Company does not anticipate making any of these payments.

         During 1999, the Company favorably resolved its outstanding Internal Revenue Service ("IRS") examinations for the years 1988 through 1995. The IRS had proposed adjustments relating to the timing of recognition for tax purposes of certain revenue and deductions related to accounts receivable, the Company's relationship with affiliated physician groups, and various other timing differences. In August 1999, the Company received a $13.7 million tax refund as a result of applying the 1998 loss carryback to recover taxes paid in 1996 and 1997. During 2000, the Company resolved its outstanding IRS examination for the years 1996 through 1998. The IRS examination resulted in an adjustment to the 1998 loss carryback and accordingly the Company repaid approximately $1.2 million plus interest, as a result of revisions in the alternative minimum tax calculation. The tax years 1988 through 1998 have been closed with respect to all issues without a material financial impact. Additionally, two subsidiaries are currently under examination for the 1995 and 1996 tax years. The Company acquired the stock of these subsidiaries during 1996. For the years under audit, and potentially, for subsequent years, any such adjustments could result in material cash payments by the Company. The Company cannot determine at this time the resolution of these matters, however, it does not believe the resolution of these matters will have a material adverse effect on its financial condition, although there can be no assurance as to the outcome of these matters. As of December 31, 1999, the Company had approximately $350.2 million in net operating loss carryforwards; accordingly, the Company does not expect to pay current federal income taxes for the foreseeable future.

Capital Resources

         The Company modified its bank credit facility in January, June and August 2000 and its synthetic lease facility in January and August 2000. The bank credit facility, as amended August 25, 2000, provided for the conversion of outstanding balances under the previous revolving credit and synthetic lease facilities and outstanding letters of credit to a term loan ("Term Loan") and a $25 million revolving loan ("Revolving Loan"). Amounts are available under this Revolving Loan only to the extent repayments have been made from excess cash flows of the Company. The Company anticipates that it will have limited access to the Revolving Loan which could have a material adverse impact on the Company's ability to meet its operating obligations. The restated credit facility also includes a senior secured revolving loan of up to $10 million ("New Revolving Loan"). Under the terms of this amended bank credit facility, net cash proceeds from asset sales will be required to be prepaid against outstanding borrowings under the Term Loan, the Revolving Loan and the New Revolving Loan. Irrespective of asset sales, the aggregate balance of the Term Loan and Revolving Loan is required to be reduced each month end until maturity on June 30, 2001. The Company was not in compliance with certain non-payment related financial covenants as of September 30, 2000, and is in the process of obtaining a waiver of such non-compliance. The Company believes that it will obtain the necessary waiver by November 21, 2000. There can be no assurance that the Company will obtain the expected waiver. Failure to obtain the waiver would have material adverse effect on the Company.

         The Company is obligated to use substantially all of the expected cash proceeds from the asset sales to meet its financial obligation under the restated bank credit facility until all such obligations are satisfied. In the event the proceeds from the asset sales are less than anticipated or not received when anticipated, the Company may experience difficulty meeting its obligations under the bank credit facility, the convertible subordinated debentures and other debt obligations. Such difficulty could cause a material adverse effect on the Company.

         The total drawn cost under the bank credit facility at September 30, 2000, was either (i) the applicable eurodollar rate plus 4.50% to 8.00% per annum or (ii) the agent's base rate plus 1.00% per annum. The total weighted average drawn cost of outstanding borrowings at September 30, 2000 was 11.15%.

         Outstanding borrowings under the bank credit facility are secured by the capital stock the Company holds in its significant subsidiaries (as defined in the bank credit facility), certain real property of the Company and the personal property held by the significant subsidiaries. The bank credit facility contains covenants which, among other things, requires the Company to maintain minimum financial ratios and imposes limitations or prohibitions on the Company with respect to (i) the incurring of certain indebtedness, (ii) the creation of security interests on the assets of the Company, (iii) the payment of cash dividends on, and the redemption or repurchase of, securities of the Company,
(iv) investments and (v) acquisitions.

         The Company's synthetic lease facility, as amended in January, provided off balance sheet financing with an option to purchase the leased facilities at the end of the lease term. The August 2000 amendment resulted in the conversion of $19.3 million of amounts outstanding under the synthetic lease facility into the term loan under the bank credit facility. The total drawn cost under the synthetic lease facility at September 30, 2000 was 4.50% to 5.25% above the applicable eurodollar rate. At September 30, 2000, an aggregate of $4.3 million was outstanding under the synthetic lease facility. In November 2000, all such amounts were repaid using asset sale proceeds and the synthetic lease facility was terminated.

         In 1997, the Company entered into an interest rate swap agreement to reduce the exposure to fluctuating interest rates with respect to $100 million of its bank credit facility. During 1998, the Company amended the previous interest rate swap agreement and entered into additional swap agreements. Fixed interest rates ranged from 5.14% to 5.78% relative to the one month or three month floating LIBOR. The Company terminated the swap agreements in July 2000 and received payments totaling $2.2 million which were used to reduce amounts outstanding under its bank credit facility. The FASB has issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which the Company is required to adopt in the first quarter of 2001. If the Company had retained the swap agreements, adoption of SFAS No. 133 would have required the Company to mark certain of its interest rate swap agreements to market due to lender optionality features included in those swap agreements The Company has historically not engaged in trading activities in its interest rate swap agreements and does not intend to so do in the future.

         During the second quarter of 1999, the Company announced a definitive agreement allowing for a strategic investment in the Company up to $200.0 million by funds managed by E. M. Warburg, Pincus and Co., LLC ("Warburg Pincus"). The agreement allowed for the issuance of two separate series of zero coupon convertible subordinated notes. The first of these series ("Series A Notes") was issued on September 3, 1999 and provided gross proceeds to PhyCor of $100 million. The Company used the net proceeds of $92.5 million from the Series A Notes to repay indebtedness outstanding under the Company's credit facility. The Series A Notes are non-voting, have a 6.75% yield and are convertible at an initial conversion price of $6.67 at the option of the holders into approximately 15.0 million shares of PhyCor common stock. The Series A Notes will accrete to a maturity value of approximately $266.4 million at the 15-year maturity date and include an investor option to put the notes to PhyCor at the end of ten years. In the second quarter of 2000, the Company mutually agreed with Warburg, Pincus not to issue the second series of notes.

         In conjunction with its securities repurchase program, the Company repurchased approximately 2.6 million shares of common stock for approximately $12.6 million shares in 1998 and approximately 2.9 million shares of common stock for approximately $13.5 million in 1999. During the third quarter of 1999, the Company repurchased $3.5 million of its convertible subordinated debentures for a total consideration of approximately $2.5 million, resulting in an extraordinary gain of approximately $1.0 million. The Company's amended bank credit facility prohibits additional securities repurchases.

         In addition, as a result of the charges recorded by the Company in the second quarter of 2000, the Company no longer satisfied the minimum net tangible asset listing requirements of the NASDAQ Stock Market, Inc. ("NASDAQ"), and accordingly, its common stock was delisted as of August 25, 2000. The Company's common stock immediately began trading on the OTC Bulletin Board. The Company's delisting will negatively impact its liquidity because it may further hinder the Company's ability to raise necessary capital through equity financing.

Asset Sales and Restructuring Costs

         During 1998, 1999 and 2000, the Company sold clinic operating assets and real estate and terminated the related service agreements with a majority of its affiliated clinics. For additional discussion related to these clinics and the asset revaluation and restructuring charges associated with these clinics, see "Asset Revaluation and Restructuring - Assets Held for Sale" and "Asset Revaluation and Restructuring - Restructuring Charges". For the quarter ended September 30, 2000, the Company received consideration which consisted of approximately $60.8 million in cash and $4.9 million in notes receivable, in addition to certain liabilities being assumed by the purchasers, related to the sale of clinic assets and real estate. For the nine months ended September 30, 2000, the Company received consideration which consisted of approximately $107.6 million in cash and $23.8 million in notes receivable, in addition to certain liabilities being assumed by the purchasers, related to the sale of clinic assets and real estate. An additional asset impairment charge of $12.5 million was recorded in the third quarter of 2000 and $38.2 million was recorded during the first nine months of 2000 related to completed clinic dispositions. For the year ended December 31, 1999, the Company received consideration which consisted of approximately $103.1 million in cash and $31.9 million in notes receivable, in addition to certain liabilities assumed by the purchasers, related to the sale of clinic assets. The amounts received upon disposition of the assets in 1999 approximately the post-charge net carrying value, with the exception of Holt-Krock Clinic, for which an additional asset impairment charge of $2.2 million was recorded in the third quarter of 1999, a clinic for which an additional net impairment charge of $300,000 was recorded in the fourth quarter of 1999, and another clinic whose sales proceeds exceeded carrying value and resulted in the recovery of $1.1 million against the third quarter 1999 restructuring charge. During the third quarter and first nine months of 2000, the Company received payments on notes receivable of approximately $1.2 million and $3.7 million, respectively. During 1999, the Company received payments on notes receivable of approximately $3.9 million.

         As of November 13, 2000, the Company had received consideration which consisted of $56.7 million in cash, in addition to certain liabilities assumed by the purchasers, related to the sale of clinic assets and real estate in the fourth quarter of 2000.

         During 1999 and 2000, the Company recorded restructuring charges related to operations that are being sold or closed. These charges related to facility and lease termination costs, severance costs, and other exit costs incurred or expected to be incurred when these assets are sold or closed. For additional discussion, see "Asset Revaluation and Restructuring - Restructuring Charges." During the third quarter and first nine months of 2000, the Company paid approximately $2.3 million and $3.3 million in facility and lease termination costs, respectively, $3.6 million and $11.6 million in severance costs, respectively, and $2.5 million and $5.9 million in other exit costs, respectively. During 1999, the Company paid approximately $1.8 million in facility and lease termination costs, $4.9 million in severance costs and $12.3 million in other exit costs. The Company estimates that approximately $21.5 million of the remaining restructuring charges at September 30, 2000 will be paid during the next twelve months. The Company currently anticipates recording additional restructuring charges as the Company exits certain markets or restructures its operations.

Summary

         The Company is negotiating with all of its multi-specialty clinics to restructure or terminate its existing service agreements and to reduce the Company's investment in the assets of these clinics. As a result of its ongoing discussions, management believes that most of the clinics intend to repurchase all or a portion of the related assets. Management intends to negotiate with the clinics for the sale and repurchase of the assets at mutually agreeable terms. The Company anticipates that these restructuring efforts and substantially all of the asset sales should be completed during the first quarter of 2001. The ultimate impact of the changes to the service agreements on pre-tax earnings and cash flows is expected to be determined during 2001 and the Company expects that the changes will substantially reduce the earnings of the Company in the future. There can be no assurance that the remaining clinics will repurchase any assets, that the repurchases will be on terms agreeable to the Company or that additional charges to earnings will not be necessary as a result of the final terms of the asset sales. In the event the proceeds from the asset sales are less than anticipated or are not received when anticipated the Company's liquidity may be materially adversely affected.

         At September 30, 2000, the Company had cash and cash equivalents of approximately $46.3 million, including $40.2 million of restricted cash and cash equivalents, and at November 13, 2000, approximately $9.2 million available under its bank credit facility.

         The Company's ability to meet its financial obligations under its bank credit facility is dependent upon the receipt of sufficient proceeds from the asset sales. In addition, its ability to make the semi-annual interest payments due on its convertible subordinated debentures in 2001 and beyond is dependent upon having sufficient cash flow from operations and having access to cash under the bank credit facility, if necessary. There can be no assurance that the Company will be able to fund the principal or interest payments on the credit facility or the debentures. Failure to meet its principal or interest payment obligations would have a material adverse effect on the Company.

         The Company has limited sources of capital. The bank credit facility restricts the Company's ability to incur additional indebtedness. Further, the restated bank credit facility matures on June 30, 2001. The Company does not currently anticipate any additional borrowings will be available from the Company's banks after such maturity and it will be required to seek additional sources of capital if cash flow from operations is not sufficient to meet its obligations. There can be no assurance that any additional financing will be available or available on terms acceptable to the Company. In the event the Company is unable to obtain additional financing on agreeable terms or to generate sufficient cash flows from its operations, the Company may be forced to seek relief under United States bankruptcy laws. The Company's current stock price, delisting from NASDAQ, and limited growth expectations will negatively impact its ability to issue equity and other debt securities, which could increase the Company's dependence on its bank credit facility as a source of capital. There can be no assurance that the projected asset sales will be consummated or consummated on the terms currently contemplated. The failure to consummate the asset sales or to receive the proceeds projected therefrom in a timely manner may materially adversely affect the Company and its liquidity. The outcome of certain pending legal proceedings described in Part II, Item 1 hereof may have a negative impact on the Company's liquidity and capital reserves.

FORWARD-LOOKING STATEMENTS

         Forward-looking statements of PhyCor included herein or incorporated by reference including, but not limited to, those regarding the viability of the Company, possibility of additional losses and charges to earnings resulting from the termination and restructuring of clinic service agreements, repurchase of the assets of clinics or continued poor performance of the IPA management services division, the adequacy of PhyCor's capital resources, the future profitability of capitated fee arrangements, the possibility of losses in excess of insurance coverage in respect of pending legal proceedings and statements regarding trends relating to various revenue and expense items, could be affected by a number of risks, uncertainties, and other factors described herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Legal Proceedings" and in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, including those related to the termination of clinic relationships, the restructuring of existing service agreements, the dependence on affiliated physicians, the availability of additional capital, the Company's growth strategy, the Company's affiliated model and fixed fee patient arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         During the nine months ended September 30, 2000, there were no material changes to the Company's quantitative and qualitative disclosures about the market risks associated with financial instruments as described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         The Company and certain of its current and former officers and directors, Joseph C. Hutts, Derril W. Reeves, Thompson S. Dent, Richard D. Wright and John K. Crawford (only Mr. Dent remains employed by the Company while he and Mr. Hutts serve as directors) have been named defendants in 10 securities fraud class actions filed in state and federal courts in Tennessee between September 8, 1998 and June 24, 1999. The factual allegations of the complaints in all 10 actions are substantially identical and assert that during various periods between April 22, 1997 and September 22, 1998, the defendants issued false and misleading statements which materially misrepresented the earnings and financial condition of the Company and its clinic operations and misrepresented and failed to disclose various other matters concerning the Company's operations in order to conceal the alleged failure of the Company's business model. Plaintiffs further assert that the alleged misrepresentations caused the Company's securities to trade at inflated levels while the individual defendants sold shares of the Company's stock at such level. In each of the actions, the plaintiff seeks to be certified as the representative of a class of all persons similarly situated who were allegedly damaged by the defendants' alleged violations during the "class period." Each of the actions seeks damages in an indeterminate amount, interest, attorneys' fees and equitable relief, including the imposition of a trust upon the profits from the individual defendants' trades. The federal court actions have been consolidated in the U. S. District Court for the Middle District of Tennessee. Defendants' motion to dismiss was denied and the case is now in the discovery stage of the litigation. The state court actions were consolidated in Davidson County, Tennessee. The Plaintiffs' original consolidated class action compliant in state court was dismissed for failure to state a claim. Plaintiffs, however, were granted leave to file an amended complaint. The amended complaint filed by Plaintiffs asserted, in addition to the original Tennessee Securities Act claims, that Defendants had also violated Section 11 and 12 of the Securities Act of 1933 for alleged misleading statements in a prospectus released in connection with the CareWise acquisition. The amended complaint also added KPMG, LLP (KPMG), the Company's independent public auditors. KPMG removed this case to federal court and its motion to dismiss has been denied. The Company, the individual defendants and KPMG have all filed an answer. On October 20, 2000, this case was consolidated with the original federal consolidated action and a consolidated complaint is to be filed by December 1, 2000. The Company anticipates the state and federal actions will be tried separately. The discovery process continues. The trial of all the consolidated cases is set for November 6, 2001. The Company believes that it has meritorious defenses to all of the claims, and is vigorously defending against these actions. There can be no assurance, however, that such defenses will be successful or that the lawsuits will not have a material adverse effect on the Company. The Company's Restated Charter provides that the Company shall indemnify the officers and directors for any liability arising from these suits unless a final judgment established liability (a) for a breach of the duty of loyalty to the Company or its shareholders, (b) for acts or omissions not in good faith or which involve intentional misconduct or knowing violation of law or (c) for an unlawful distribution.

         On February 2, 1999, Prem Reddy, M.D., the former majority shareholder of PrimeCare, a medical network management company acquired by the Company in May 1998, filed suit against the Company and certain of its current and former executive officers in the United States District Court for the Central District of California. The complaint asserts fraudulent inducement relating to the PrimeCare transaction and that the defendants issued false and misleading statements which materially misrepresented the earnings and financial condition of the Company and it clinic operations and misrepresented and failed to disclose various other matters concerning the Company's operations in order to conceal the alleged failure of the Company's business model. On June 5, 2000, the court granted the Company's motion for partial summary judgment, which eliminated the plaintiff's allegations of fraud and violations of federal and state securities laws. As a result of the court's rulings, the plaintiff is no longer entitled to rescission of the merger agreement, return of the proceeds from the operations of PrimeCare, or punitive damages. On October 4, 2000, the court granted the Company summary judgment motions with respect to all of plaintiff's remaining claims, granted the Company summary judgment with respect to the Company $5 million indemnity counter claim against the plaintiffs and granted the Company's summary judgment trespass counter claim against Dr. Reddy, leaving for trial only a determination of the extent of damages on the trespass counter claim. That trial date has not been set pending settlement discussions by the parties ordered by the court. Plaintiffs will likely appeal the court's determinations.

         On July 26, 2000, Prem Reddy filed a new action captioned Prem Reddy, M.D. v. Harry Lifschutz, M.D., PhyCor, Inc. and Does 1 through 50, in Superior Court of the State of California, County of San Bernardino. Dr. Reddy alleges claims for unfair business practices and alleged fraudulent conveyances in connection with the Company's efforts to sell Company assets located in California and other locations. The plaintiff seeks to enjoin these asset sales or to impose a constructive trust on any completed sales. In response, the Company, on July 27, 2000, removed the action to the United States District Court, Central District of California. The judge assigned to this case is the same judge presiding over the other Reddy matter discussed above. The Company filed a motion to dismiss this new action. The court will not render a decision on the Company's motion to dismiss until the parties have completed their court ordered settlement discussions. Although the Company intends to defend itself vigorously against Dr. Reddy's claims if the court does not dismiss this matter, there can be no assurance that an adverse decision in this matter would not have a material adverse effect on the Company. In connection with this matter, the court issued a preliminary injunction against Dr. Reddy and his brother-in-law prohibiting them from acting in violation of their existing noncompete agreements with the Company.

         In September 2000, PrimeMed Pharmacy Services, Inc., a company in which Dr. Reddy owns a controlling interest filed suit against PrimeCare International, Inc. and nine affiliated medical groups alleging failure to pay invoices for certain prescription drugs of approximately $95,000. In addition, Desert Valley Medical, Inc., another company controlled by Dr. Reddy, filed suit against PrimeCare Medical Group Network and certain affiliated entities alleging failure to pay for certain medical supplies and durable medical equipment totalling approximately $1,800,000. All the actions were filed in the Superior Court of the State of California for the County of Riverside. The Company intends to vigorously defend these actions. There can be no assurance, however that an adverse outcome in these actions would not have a material adverse effect on the Company.

         In August 1999, Medical Arts Clinic Association (Medical Arts) filed suit against the Company in the District Court of Navarro County, Texas, which complaint has been subsequently amended. The Company removed this case to Federal District Court for the Northern District of Texas. Medical Arts is seeking damages for breach of contract and rescission of the service agreement and declaratory relief regarding the enforceability of the service agreement alleging it is null and void on several grounds, including but not limited to, the violation of state law provisions as to the corporate practice of medicine and fee splitting. On April 28, 2000, Medical Arts filed a Motion for Partial Summary Judgement seeking a determination that the Service Agreement constituted the corporate practice of medicine in violation of Texas law. On May 31, 2000, the Company filed a Cross-Motion for Partial Summary Judgement on the same issue. On August 8, 2000, the Court denied both parties' Motions for Partial Summary Judgement, ordered mediation by the parties within 60 days of the Court's order, and stayed all discovery pending mediation. Court ordered mediation has been delayed until December 2000 pending settlement discussions by the parties. On April 24, 2000 the Texas District Court of Navarro County, Texas, ordered the appointment of a receiver to rehabilitate Medical Arts. On May 10, 2000, the same state court granted Medical Arts a temporary restraining order against the Company and set for hearing the matters set forth in the order. On May 12, 2000, the Company, in response to the foregoing, filed its notice of removal of the above matters to the federal court. This removal stays any action of the state court. Although the Company is vigorously defending this suit, there can be no assurance that this suit will not have a material adverse effect on the Company.

         In November 2000, the Company and Murfreesboro Medical Clinic dismissed with prejudice all claims pending against each other in connection with the sale of assets by the Company to the Murfreesboro Medical Clinic. In November 2000, the Company and South Texas Medical Clinics dismissed with prejudice all claims pending against each other in connection with the sale of assets by the Company to the South Texas Medical Clinics.

         In September 1999, three relators brought a claim in the United States District Court for the District of Hawaii under the False Claims Act against Straub Clinic and Hospital, Inc., the Company and one of the Company's subsidiaries. This matter had been under seal until September 2000. On September 20, 2000, the United States government elected to decline to intervene in the matter. It is uncertain if this action will proceed. There can be no assurance that if this action proceeds and ultimately is determined in favor of the plaintiffs, the adverse determination would not have a material adverse effect on the Company.

         On April 18, 2000, a jury in the case of United States of America ex rel. William R. Benz v. PrimeCare International, Inc. and Prem Reddy, in the United States District Court, Central District of California, returned a verdict in favor of the plaintiff as follows: $500,000 against PrimeCare on plaintiff's breach of contract claims; $900,000 in compensatory damages and $3 million in punitive damages jointly and severally against PrimeCare and Prem Reddy on plaintiff's claims for wrongful termination and intentional infliction of emotional distress; and $200,000 against PrimeCare on plaintiff's claim for violations of state labor codes. The jury returned a verdict in defendants' favor on plaintiff's claim for retaliatory termination under the False Claims Act. The jury was unable to reach a verdict on plaintiff's Medicare fraud claims. The court entered a final judgement on July 13, 2000. The Company has recorded as other operating expenses this judgement of $4.6 million in the second quarter of 2000. PrimeCare is appealing the verdict, and a retrial of the Medicare fraud claims will not occur until there is a ruling on PrimeCare's appeal. Plaintiff filed a judgment lien against PrimeCare on August 31, 2000. PrimeCare has not posted a bond in this matter. All of the claims in this matter arose from events occurring prior to PhyCor's acquisition of PrimeCare and relate to the termination of Mr. Benz, a former officer of PrimeCare. The Company believes that it is entitled to seek indemnification from Prem Reddy for any damages incurred by PrimeCare as a result of this matter and intends to seek such indemnification. There can be no assurance that plaintiff's enforcement of his judgement against PrimeCare would not have a material adverse effect on PrimeCare. In September 2000, Dr. Reddy filed an action in Delaware Chancery Court seeking from PrimeCare advancement of expenses for a bond in the Benz matter. On October 20, 2000, the court granted PrimeCare's motion for summary judgment to dismiss this action.

         The U.S. Department of Labor (the "Department") has concluded its investigation of the administration of the Phycor, Inc. Savings and Profit Sharing Plan. The Department has notified the Company that it will take no further action against the Company in connection with the investigation. The Company is required to periodically review its performance on the timing of participant contributions. The Company intends to fully cooperate with the Department's requests.

         During 1999, the Company favorably resolved its outstanding Internal Revenue Service ("IRS") examinations for the years 1988 through 1995. The IRS had proposed adjustments relating to the timing of recognition for tax purposes of certain revenue and deductions related to accounts receivable, the Company's relationship with affiliated physician groups, and various other timing differences. In August 1999, the Company received a $13.7 million tax refund as a result of applying the 1998 loss carryback to recover taxes paid in 1996 and 1997. During 2000, the Company resolved its outstanding IRS examination for the years 1996 through 1998. The IRS examination resulted in an adjustment to the 1998 loss carryback and accordingly the Company repaid approximately $1.2 million plus interest, as a result of revisions in the alternative minimum tax calculation. The tax years 1988 through 1998 have been closed with respect to all issues without a material financial impact. Additionally, two subsidiaries are currently under examination for the 1995 and 1996 tax years. The Company acquired the stock of these subsidiaries during 1996. For the years under audit, and potentially, for subsequent years, any such adjustments could result in material cash payments by the Company. The Company cannot determine at this time the resolution of these matters, however, it does not believe the resolution of these matters will have a material adverse effect on its financial condition, although there can be no assurance as to the outcome of these matters. As of December 31, 1999, the Company had approximately $350.2 million in net operating loss carryforwards; accordingly, the Company does not expect to pay current federal income taxes for the foreseeable future.

         As a result of the Company's determination to exit its IPA market in Houston, Texas, a number of providers in the market have brought actions naming several parties, including the Company and an IPA-management subsidiary of the Company, alleging breach of contract, among other matters. There can be no assurance that additional actions will not be brought against the Company and its subsidiaries as a result of the Company's determination to exit this market. There can be no assurance that if these matters are determined adversely to the Company that such determinations would not have a material adverse effect on the Company.

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

         The Company's forward-looking statements relating to the above-described litigation reflect management's best judgement based on the status of the litigation to date and facts currently known to the Company and its management and, as a result, involve a number of risks and uncertainties, including the possible disclosure of new facts and information adverse to the Company in the discovery process and the inherent uncertainties associated with litigation.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

          The Company is not currently in compliance with certain non-payment related financial covenants under its bank credit facility. The Company is in the process of obtaining a waiver of such non-compliance. The Company believes that it will obtain the necessary waiver by November 21, 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 5.           EXHIBITS AND REPORTS ON FORM 8-K.

(A)      EXHIBITS.

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBITS
------            -----------------------

 3.1      --      Restated Charter of the Company (1)

 3.2      --      Amendment to Restated Charter of the Company (2)

 3.3      --      Amendment to Restated Charter of the Company (3)

 3.4      --      Amended Bylaws of the Company (1)

 4.1      --      Specimen of Common Stock Certificate (4)

 4.2      --      Shareholder Rights Agreement, dated February 18, 1994,
                  between the Company and First Union National Bank of North
                  Carolina (5)

10.1      --      PhyCor, Inc. 1999 Incentive Stock Plan (6)

10.2      --      Fourth Amended and Restated Revolving Credit Agreement among
                  PhyCor, Inc., as Borrower, the Banks as named therein as banks and Citicorp USA , Inc. as Administrative Agent and
                  Sole Book Runner ("Fourth Amended Facility") (7)

10.3      --      Amendment No. 1 to Fourth Amended Facility (8)

27.1      --      Financial Data Schedule (for SEC use only) (8)

----------------------------

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

(3) Incorporated by reference to exhibits filed with PhyCor's Registration Statement on Form S-3, Registration No. 33-98528.

(4) Incorporated by reference to exhibits filed with PhyCor's Registration Statement on Form S-1, Registration No. 33-44123.

(5) Incorporated by reference to exhibits filed with PhyCor's Current Report on Form 8-K dated February 18, 1994, Commission No. 0-19786.

(6) Incorporated by reference to exhibits filed with PhyCor's Registration Statement on Form S-8, Registration No. 333-58709.

(7) Incorporated by reference to exhibits filed with PhyCor's Current Report on Form 8-K dated August 29, 2000 Commission No. 0-19786.

(8)      Filed herewith.

(B)      REPORTS ON FORM 8-K.

          The Company's Current Report on Form 8-K as filed with the Commission on August 29, 2000 relating to its amended bank credit facility.

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


                                    PHYCOR, INC.



                                    By: /s/ Tarpley B. Jones
                                        ----------------------------------------
                                        Tarpley B. Jones
                                        Executive Vice President and
                                        Chief Financial Officer

          Date:   November 14, 2000

                                  EXHIBIT INDEX

EXHIBIT

NUMBER   DESCRIPTION OF EXHIBITS

   IBIT
NUMBER            DESCRIPTION OF EXHIBITS
------            -----------------------

 3.1      --      Restated Charter of the Company (1)

 3.2      --      Amendment to Restated Charter of the Company (2)

 3.3      --      Amendment to Restated Charter of the Company (3)

 3.4      --      Amended Bylaws of the Company (1)

 4.1      --      Specimen of Common Stock Certificate (4)

 4.2      --      Shareholder Rights Agreement, dated February 18, 1994,
                  between the Company and First Union National Bank of North
                  Carolina (5)

10.1      --      PhyCor, Inc. 1999 Incentive Stock Plan (6)

10.2      --      Fourth Amended and Restated Revolving Credit Agreement among
                  PhyCor, Inc., as Borrower, the Banks as named therein as banks and Citicorp USA, Inc. as Administrative Agent and
                  Sole Book Runner ("Fourth Amended Facility") (7)

10.3      --      Amendment No. 1 to Fourth Amended Facility (8)

27.1      --      Financial Data Schedule (for SEC use only) (8)

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

(3) Incorporated by reference to exhibits filed with PhyCor's Registration Statement on Form S-3, Registration No. 33-98528.

(4) Incorporated by reference to exhibits filed with PhyCor's Registration Statement on Form S-1, Registration No. 33-44123.

(5) Incorporated by reference to exhibits filed with PhyCor's Current Report on Form 8-K dated February 18, 1994, Commission No. 0-19786.

(6) Incorporated by reference to exhibits filed with PhyCor's Registration Statement on Form S-8, Registration No. 333-58709.

(7) Incorporated by reference to exhibits filed with PhyCor's Current Report on Form 8-K dated August 29, 2000, Commission No. 0-19786.

(8)      Filed herewith.