Form 10-K
period 2000-12-31
PHYCOR INC /TN/
filed 2001-04-17
CIK 881400

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000, OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM          TO
                                                              --------


                          COMMISSION FILE NO.: 0-19786

                                  PHYCOR, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               TENNESSEE                                 62-1344801
     (STATE OR OTHER JURISDICTION           (I.R.S. EMPLOYER IDENTIFICATION NO.)
   OF INCORPORATION OR ORGANIZATION)

  30 BURTON HILLS BOULEVARD, SUITE 400
         NASHVILLE, TENNESSEE                              37215
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the shares of common stock (based upon the closing sales price of these shares as reported on the Over-the-Counter Bulletin Board on April 16, 2001) of the registrant held by non-affiliates on April 16, 2001, was approximately $2.7 million.

         As of April 16, 2001, 73,236,562 shares of the registrant's common stock were outstanding.

                           FORWARD-LOOKING STATEMENTS

         The disclosure and analysis in this report and other information that is provided by PhyCor, Inc. ("PhyCor," the "Company" "we," "our" or "us") contain some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. These statements do not relate solely to historical or current facts and can be identified by the use of words such as "may," "believe," "will," "expect," "project," "estimate," "anticipate," "plan," "should" or "continue." From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.

         Any of our forward-looking statements in this report and in any other public statements we make may turn out to be incorrect. These statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in this report - for example, our ability to operate as a going concern, our ability to restructure our balance sheet, the adequacy of our capital resources, the possibility of seeking relief from creditors under U.S. bankruptcy laws, the impact to earnings and the possibility of additional charges to earnings resulting from terminating or restructuring our relationships with our IPAs and their payors, our ability to operate IPAs and other physician organizations profitably, changes in contractual relationships, competition in the health care industry, regulatory developments and changes, the nature of capitated fee arrangements and other methods of payment for medical services, the risk of professional liability claims, and the outcome of pending litigation will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. For a more detailed discussion of the factors that could affect the results of operations and financial condition of the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors."

         We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q, 8-K and 10-K reports to the SEC.

                                     PART I

ITEM 1.       BUSINESS

         OVERVIEW

         The Company is a medical network management company that develops and manages independent practice associations ("IPAs"), provides contract management services to physician networks owned by health systems, manages certain medical organizations and provides consulting services to independent medical organizations. Through our CareWise, Inc. subsidiary ("CareWise"), which is held for sale, we also provide health care decision-support services, including demand management and disease management services, to managed care organizations, health care providers, employers and other group associations. We are planning to provide productivity and health services to self-insured employers through our wholly-owned subsidiary, HPMdirect, Inc. ("HPMdirect").

         As of December 31, 2000, we managed IPAs with approximately 16,600 physicians in 14 markets. As of December 31, 2000, the Company managed eight clinics, the assets of six of which were owned and held for sale. We have sold the assets of these six clinics in 2001. Through CareWise, we provide healthcare decision-support services to approximately 3.3 million individuals. We are seeking to sell CareWise, although, as of the date hereof, no definitive agreement has been reached regarding the sale. Finally, we are seeking to sell the operations of PrimeCare International, Inc. ("PrimeCare"), our California IPA division. PrimeCare's operations currently represent over 75% of our operating revenues. As of the date hereof, however, no definitive agreement regarding a transaction has been reached.

         We provide management services to the physician network of a health system and two multi-specialty clinics and offer consulting services and intend to seek additional management and consulting arrangements through our wholly-owned subsidiary, PhySys, Inc. ("PhySys"). We operate IPAs in four markets and continue to seek additional IPA markets through our North American Medical Management division ("NAMM"), and we intend to provide health and productivity services to self-insured employers to manage the healthcare and productivity costs of their employees through HPMdirect. There can be no assurance, however, that we will be successful in these endeavors.

         MATERIAL CORPORATE DEVELOPMENTS

         We incurred significant operating losses in 1998, 1999 and 2000 and expect to continue to incur losses in 2001. We have completed the sale of all of our assets related to our affiliated multi-specialty clinics as of the date hereof. In addition, we anticipate selling our California IPA division, PrimeCare and our CareWise subsidiary in the second or third quarter of 2001. Substantially all the proceeds from the sales of our assets to date have been used to pay outstanding indebtedness under our bank credit facility (the "Credit Facility") and we remain obligated under the Credit Facility to continue to apply substantially all sale proceeds to any amounts or letters of credit outstanding thereunder, currently $4.0 million, net of cash collateral. We anticipate that the proceeds from the sale of PrimeCare and CareWise should completely repay the amounts due under the Credit Facility.

         As of the date hereof, as a result of our failure to pay the approximately $4.4 million interest payment due February 15, 2001 on our 4.5% Convertible Subordinated Notes Due 2003, principal amount outstanding of approximately $196.5 million (the "Notes"), we are in default under the Notes. Moreover, the default under the Notes, caused a default under the Credit Facility, which default has been waived by the senior lenders. If the Notes were to be accelerated, a default would occur under the Company's Zero Coupon Convertible Subordinated Notes Due 2014, original issue discount amount of approximately $109 million (the "Warburg Notes"), held by affiliates of Warburg, Pincus & Co. ("Warburg, Pincus"). As of the date hereof, we have obtained limited forbearance agreements through April 30, 2001, with additional automatic ten business day extensions unless otherwise notified, from bondholders representing approximately 57% of the Notes in the aggregate and a waiver and forbearance agreement from Warburg, Pincus through June 30, 2001 subject to certain conditions. In connection with the audit of our consolidated financial statements for the year ended December 31, 2000, our independent auditors stated in their report that our recurring losses from operations, net capital deficiency and net working capital deficit raise substantial doubt about our ability to continue as a going concern. We have also defaulted on obligations related to several equipment and facility leases. We have engaged Jefferies & Company, Inc. to assist us in restructuring our consolidated balance sheet. In light of our operating history and current projections and in connection with the restructuring, it may be necessary to seek protection from our creditors in the future.

PHYSICIAN AFFILIATIONS

         Sale of Multi-Specialty Clinic Assets

         As of December 31, 2000, we managed eight clinics, the assets of six of which were owned and held for sale. Throughout 2000, we completed the sale of the assets of 34 of our affiliated multi-specialty clinics and received proceeds totaling $219.5 million in cash and $24.7 million in notes receivable and other deferred payments, in addition to certain liabilities being assumed by the purchasers. Asset revaluation and restructuring charges recorded in connection with the sale or closure of such clinics represented approximately $322.3 million of the $556.5 million total asset revaluation and restructuring charges recorded in 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." As of the date hereof, we have completed the disposition of the assets of all six remaining owned clinics, our remaining hospital and certain real estate and received proceeds totaling $56.5 million in cash and $13.8 million in notes receivable in addition to certain liabilities being assumed by the purchasers. We are required under the terms of the Credit Facility to use substantially all the proceeds from the sale of assets to pay all amounts and letters of credit outstanding under the Credit Facility, currently $4.0 million, net of cash collateral.

         Revenue from multi-specialty clinic operations constituted approximately 60% of our total revenue for 2000. We believe that our revenues, as a whole, will decline significantly in the year 2001 and beyond compared to the revenues for 2000. Revenue from the management of clinics in which we have a capital investment, will no longer be the majority of our revenues as we will focus our activities on our other businesses.

         Service, Management and Consulting Agreements

         Through our PhySys subsidiary, we provide management and support services to two of our formerly affiliated multi-specialty clinics, the Harbin Clinic in Rome, Georgia and the Lakeview Medical Group in Suffolk, Virginia. These agreements are for terms of seven and five years, respectively, subject to termination for various reasons. We do not employ the personnel at these clinics. In addition, through PhySys, we provide management services to the physician networks of health systems. At present, our PhySys subsidiary provides management and support services to the 124-physician group related to the Rockford Health System, a health care delivery system serving northern Illinois and southern Wisconsin. The Rockford agreement is for a period of 38 1/2 months but is subject to termination on December 31, 2002. In addition, we anticipate entering an agreement to provide services to a 120-member physician group affiliated with a large medical system in Sacramento, California in the near future. The agreement provides for a three year term but is subject to earlier termination by either party in certain circumstances. In addition, we provide management services, including billing and collection services, to Columbia-Healthone, LLC in Denver, Colorado, as well as to an individual physician group in Colorado. We anticipate closing or selling these operations in 2001. We are pursuing additional relationships with health systems and physician groups but there is no assurance that we will enter into similar arrangements in the future or that such arrangements will be successful.

         We believe that we can assist the health systems and independent medical organizations in improving the operations of their physician networks by offering the organizations a range of services to address their needs. Pursuant to these affiliations, we provide management services to the physician networks for a fee but do not acquire the assets or employ the personnel of the physician groups, except certain key employees, and do not have any ongoing obligation to provide capital to the affiliated groups. If we invest capital with these groups, we may do so through a joint venture. To date, we have not invested any capital with these groups. This modified structure enables the physician group or health system to benefit from our management expertise, yet retain control of its employees and decisions regarding future capital investment.

         In 2000, through PhySys, we also provided consulting services to independent medical organizations and intend to pursue other similar engagements in the future. PhySys not only provides support to physicians in health systems but also provides consulting services through limited engagements. We anticipate fees from consulting arrangements will increase in 2001, although there can be no assurance that we will obtain any additional engagements or that they will be profitable.

INDEPENDENT PRACTICE ASSOCIATIONS

         IPA Results

         As of December 31, 2000, we managed IPAs with approximately 16,600 physicians in 14 markets. Our IPA management division has experienced losses in certain markets. In the third quarter of 2000, we determined to cease operations in Houston, Dallas and two other IPA markets. We completed the closure of the Houston and Dallas management company operations during the fourth quarter of 2000 and as a result of the closures we incurred asset impairment and restructuring charges of $81.0 million during 2000. We closed our remaining IPA management services in Florida in the first quarter of 2001 and sold our IPA management company in Las Vegas. We are currently in discussions over the sale of an additional IPA management company in one of our markets. Depending on the outcome of these discussions, we may cease our IPA management operations in that market. Through PrimeCare, we operate eight IPAs in California that constitute over 75% of our revenues. In the fourth quarter of 2000, we determined to sell our PrimeCare operations. We hope to complete the sale of the PrimeCare division in the second or third quarter of 2001, although no definitive agreement relating to the sale has been reached as of the date hereof. These IPA closure and sale decisions may negatively impact a number of our payor relationships and, if so, our remaining IPA operations would be materially adversely affected. We anticipate operating IPA management companies in three or four markets after the sale of PrimeCare.

         In 2000, revenues from IPA operations constituted approximately 35% of our total revenue. In 2000, we recorded asset revaluation and restructuring charges associated with IPA operations totaling approximately $164.7 million related to the closing of certain IPAs and the subsequent exit from those markets and the classification of certain assets held for sale. The assets were written down because of a variety of negative operating and market events, including the loss of relationships with physicians in those markets, which resulted in an impairment of estimated future cash flows. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." As a result of the closure of certain IPAs and the pending sale of PrimeCare, we anticipate that revenues from our IPA division will decline significantly in 2001, although they will represent a greater percentage of our total revenue in future periods because of the sale of our clinic assets and the termination of the relevant management agreements and the planned sale of CareWise.

         Development and Operation

         We are seeking to develop additional management relationships with IPAs to enhance both capitated and non-capitated managed care contracting systems. We currently anticipate continuing IPA management operations in three or four markets developed and managed by NAMM. There can be no assurance that these operations will continue or be profitable. Our affiliated IPAs provide or contract for medical management services to assist physician networks in obtaining and servicing both capitated and non-capitated managed care contracts and enable previously unaffiliated physicians to assume and more effectively manage capitated risk. In certain instances we have been required to underwrite letters of credit to the managed care payor to help ensure payment of health care costs for which our affiliated IPAs assume responsibility. As of April 6, 2001, we had outstanding letters of credit issued to managed care payors through our Credit Facility totaling approximately $1.7 million. The terms of the Credit Facility prohibit us from issuing additional letters of credit which could make contracting with payors more difficult. We are exposed to losses if a letter of credit is drawn upon and the related IPA fails to satisfy its reimbursement obligation to us. We have experienced losses totaling approximately $400,000, as of December 31, 2000, as a result of draws on such letters of credit.

         In 2000, we owned two HMOs and operated one additional HMO. We completed the sale of all our affiliated HMOs in 2000, however, Advantage Care, Inc., our Kentucky HMO operation (the "Kentucky HMO") was placed in voluntary rehabilitation with the Commonwealth of Kentucky Department of Insurance on November 8, 2000 by an Order Directing Rehabilitation of the Franklin County Circuit Court, Division I, Commonwealth of Kentucky. Subsequently, effective December 1, 2000, by Agreed Order, as the sole shareholder of the Kentucky HMO, we consented to and requested the entry of an Order of Liquidation, and the Court ordered that the Commissioner of Kentucky Department of Insurance be appointed liquidator of the Kentucky HMO. The liquidator is currently winding down the operations of the Kentucky HMO. It is anticipated that all claims will be paid from the remaining assets of the Kentucky HMO, and that the liquidation will be completed in the second quarter of 2001.

OTHER OPERATIONS

         We provide health care decision-support services, including demand management and disease management services, to managed care organizations, health care providers, employers and other group associations through CareWise. At December 31, 2000, through CareWise, we provided healthcare decision-support services to approximately 3.3 million consumers worldwide. CareWise had revenues of $16.4 million in 2000. As of the date hereof, CareWise is held for sale, although no definitive agreement has been reached regarding the sale.

         In 2001, through HPMdirect, we plan to commence offering health and productivity services to self-insured employers to manage and reduce the healthcare-related costs of their employees. We anticipate that this new business will provide a variety of medical management and productivity management to employers by utilizing technology-based integrated services. Although we are seeking additional contracts, as of the date hereof we have one small contract to provide utilization review services. There can be no assurance that a market for HPMdirect's services will develop or that if developed, the market will be significant or profitable.

REGULATION

         General

         The health care industry is highly regulated, and consistently subject to significant change. In connection with the entry into new business lines, new markets and managed care arrangements, the Company, our managed IPAs, the physician networks, the health systems, and the employers with whom we contract to provide services may become subject to additional regulation. In general, regulation of health care companies is increasing.

         Every state imposes licensing requirements on individual physicians and on many facilities and services operated by physicians. In addition, federal and state laws regulate managed care organizations, third party administrators, and utilization review agents. Many states require regulatory approval, including certificates of need, before establishing certain types of health care facilities, offering certain services or making expenditures in excess of statutory thresholds for health care equipment, facilities or programs.

         The Company and the physician organizations and health systems to which we provide services, are also subject to federal, state and local laws dealing with issues such as occupational safety, employment, medical leave privacy, insurance regulations, civil rights and discrimination, and medical waste and other environmental issues. At an increasing rate, federal, state and local governments are expanding the regulatory requirements on businesses, including health care organizations. The imposition of these regulatory requirements may have the effect of increasing operating costs and further reducing our income from operations.

         HIPAA Privacy and Security Requirements

         The Health Insurance and Portability Accountability Act of 1996, as amended ("HIPAA") authorized the Department of Health and Human Services to issue regulations designed to protect the privacy of individually identifiable health information no later than February 21, 2000 if Congress failed to adopt standards protecting the privacy of such information by August 1999. Neither Congress nor the Department of Health and Human Services met these deadlines, although the Department of Health and Human Services did issue proposed privacy and security regulations in 1999. Final security regulations have not yet been issued. Final privacy regulations were issued in December, 2000 and became effective April 14, 2001. Prior to that date, however, in 2001, the incoming administration reopened the final privacy regulations for additional comment, suggesting that the final regulations may be further modified prior to final implementation.

         In their current form, the HIPAA regulations contain very broad and complex provisions which increase patient control over medical records, severely limit the ways patient health information can be used, and require substantial financial penalties for violating a patient's privacy. The HIPAA regulations will significantly impact providers, payors and all consultants or business partners of providers who have access to or transmit information about patients. In their current form, the final regulations require providers to, among other things, adopt privacy policies and designate privacy officers charged with implementing the HIPAA privacy and security standards. The HIPAA privacy and security regulatory scheme is new, complex and to some extent controversial. We have little or no available authority interpreting the statute or the regulations. We intend to comply fully with the HIPAA regulations, once implemented; however, our actions may be reviewed or challenged by the authorities having responsibility for HIPAA enforcement. If we violate HIPAA, we will be subject to monetary fines and penalties, criminal sanctions and civil causes of action. We cannot predict how further modifications to the final regulations will impact our ability to comply or the costs of compliance.

         Insurance Regulation

         Our managed IPAs and physician groups enter into contracts and joint ventures with licensed insurance companies, such as HMOs, whereby these IPAs and physician groups may be paid on a capitated fee basis. Under capitation arrangements, health care providers bear the risk, subject to certain loss limits, that the total costs of providing medical services to members will exceed the premiums received. To the extent that the IPAs and affiliated physician groups subcontract with physicians or other providers for their services on a fee-for-service basis, the managed IPAs and affiliated physician groups may be deemed to be in the business of insurance. If deemed to be insurers they will be subject to a variety of regulatory and licensing requirements applicable to insurance companies or HMOs resulting in increased costs to the managed IPAs and affiliated physician groups, and corresponding lower revenue to us.

         In addition, our PrimeCare subsidiary holds a limited Knox-Keene license in the State of California and, as a result, is subject to an increased level of state oversight, including reserve requirements by the California Department of Managed Health Care (the "DMHC"). During the third quarter of 2000, we reached an agreement with the DMHC regarding the funding of certain cash reserve requirements for claims payment. Our operations would be adversely affected if we failed to maintain compliance with the agreement and the California regulators took corrective action. In addition, our planned sale of PrimeCare will require the approval of the DMHC.

         Managed Care Plans - Risk of Loss

         As indicated above, under capitation arrangements, health care providers receive a fixed fee per plan member per month, and providers bear the risk, generally subject to certain loss limits, that the total costs of providing medical services to the members will exceed the fixed fee. The IPA management fees are based, in part, upon a share of the portion, if any, of the fixed fee that exceeds actual costs incurred. Some agreements with payors also contain "shared risk" provisions under which, through the IPA, we can share additional fees or additional costs, depending on the utilization rates of the members and the success of the IPAs. Any significant costs that exceed the fixed fee could have a material adverse effect on our operations.

         The health care provider's ability to effectively manage the costs and utilization of medical services determines the profitability of a capitated fee. The management fees are also based upon a percentage of revenue collected by the IPA. Any loss of revenue by the IPAs because of the loss of affiliated physicians, the termination of third party payor contracts or other changes in plan membership or capitated fees may reduce our management fees. We, like other managed care management entities, are often subject to liability claims arising from the incentives inherent in capitated fee arrangements and activities such as quality assurance and utilization management, designed to control costs through more efficient utilization of healthcare services. A successful claim on this basis against us, a physician group, health system, physician network or IPA could have a material adverse effect on us.

         Antitrust Risks

         Federal and state antitrust laws prohibit agreements in restraint of trade, the exercise of monopoly power and other practices that are considered to be anti-competitive. We believe that we are in material compliance with federal and state antitrust laws in connection with the operation of our physician relationships and IPAs.

         State Legislation

         At the state level, all states have laws restricting the unlicensed practice of medicine, and many states also prohibit the enforcement of non-competition agreements against physicians. In addition, many states prohibit referrals to facilities in which physicians have a financial interest. Many states also prohibit the splitting or sharing of fees between physicians and non-physician entities. Some states have interpreted management agreements with physicians as unlawful fee-splitting. We do not believe that our contractual arrangements with physician networks, hospitals or physician groups going forward will subject us to these types of claims. Changes in the laws may necessitate modifications in our relationships with our clients. There can be no assurance that we would be able to modify our relationships appropriately with our clients to ensure that the Company and our operations would not be adversely affected by such changes in the laws. Statutes in some states could restrict the expansion of our operations to that applicable jurisdiction.

         We anticipate that HPMdirect will provide certain utilization review processes for its clients, these processes are subject to regulatory scrutiny by certain states. Approximately 25 states, including the first three states in which HPMdirect anticipates operating (Tennessee, Texas and Florida) have some sort of utilization review/management licensing and oversight regulations. Typically, these regulations require that licensed registered nurses perform the utilization review and/or management activities, and that specific policies and procedures be in place and approved by the appropriate regulating entity of the state. Additionally, disease and case management are fairly new areas of health care management which HPMdirect plans to perform, and it is anticipated that new regulations will be developed as this business develops. Our ability to comply with the existing and new regulations will determine, in part, our ability to be successful in our HPMdirect operations.

         Medicare Payment System

         Our affiliated physician groups and IPAs derived approximately 27% of their net revenue in 2000 from payments for services provided to patients enrolled in the federal Medicare program, including patients covered by risk contracts. Clinics and IPAs managed by the Company provide medical services under risk contracts to approximately 127,000 Medicare members. The prior system of Medicare payments, other than for risk contracts, was based on customary, prevailing and reasonable physician charges and was phased out from 1992 through 1996 and replaced with an annually-adjusted resource-based relative value scale ("RBRVS").

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

         In July 1991, the federal government published regulations that provide exceptions, or "safe harbors," for business transactions that will be deemed not to violate the Anti-Kickback Statute. In November 1999, additional safe harbors were published for eight activities, including referrals within group practices consisting of active investors. In April 1998, the HHS Office of the Inspector General released Advisory Opinion 98-4, which states that a percentage-based management fee paid to a medical network management company does not fit within any safe harbor. The opinion concludes that, because a percentage-based fee does not fit within a safe harbor, such a fee could implicate the Anti-Kickback Statute if any part of the management fee is intended to compensate the manager for its efforts in arranging for referrals to the managed group. The opinion acknowledges, however, that a management fee that does not fit within a safe harbor is not necessarily illegal. Both the opinion and the preamble to the government's published safe harbors state that arrangements that do not fall within safe harbors are nevertheless legal as long as there is no intent on the part of either party to pay for or accept payment for referrals. Although many of our arrangements, including the arrangements between NAMM and providers and provider groups, do not in all instances fall within the protection offered by these safe harbors, we believe our operations are in material compliance with applicable Medicare fraud and abuse laws.

         We believe our operations are in material compliance with the Anti-Kickback Statute. Although we were receiving remuneration under our service agreements and management agreements for the services we provided to our formerly affiliated clinics and IPAs, we were not in a position to make or influence referrals of federal or state health care program patients or services to the physician groups or networks. Under our continuing and new agreements, we will not be in a position to make or influence referrals. Moreover, we believe that the fees we receive represent fair value for our services. No part of the fees we receive are intended to be remuneration for improper activities. Consequently, we do not believe that the service fees we received and management fees that we receive from our clients could be viewed as remuneration for referring or influencing referrals of patients or services covered by federal or state health care programs as prohibited by the Anti-Kickback Statute. We were a separate provider of Medicare and state health program reimbursed services on a limited basis in the state of Georgia because we employed four physicians in that state.

         If any of our arrangements were found to be in violation of the Anti-Kickback Statute, the Company, the hospital, the physician groups and/or the individual physicians would be subject to civil and criminal penalties, including possible exclusion from participation in government health care. These penalties could have a materially adverse affect on our results of operations.

         Under legislation known as the Stark Law, physicians who have an ownership interest or a compensation arrangement with certain providers of "designated health services" are prohibited from referring Medicare and Medicaid patients to those providers, unless an exception exists. The "designated health services" covered by the Stark Law include physical therapy services; occupational therapy services; radiology services, including MRI, CT and ultrasound; radiation therapy services; durable medical equipment; parenteral and enteral nutrients, equipment and supplies; prosthetics, orthotics and prosthetic devices; home health services; outpatient prescription drugs; and inpatient and outpatient hospital services. If any of the providers with whom we contract are found to be in violation of the Stark Law, they could be subject to significant penalties. In such case, the likelihood of us continuing our relationship with the affected provider is remote, and accordingly, such termination would negatively impact our revenue.

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

         We believe our operations are in material compliance with applicable law and expect to modify our agreements and operations to conform in all material respects to future regulatory changes. Our ability to be profitable will depend in part upon our managed physician groups and IPAs obtaining and maintaining all necessary licenses, certificates of need and other approvals and operating in compliance with applicable health care regulations. We are unable to determine what additional government regulations, if any, affecting our business may be enacted in the future or how existing or future laws and regulations might be interpreted by the relevant regulatory authorities. The failure of the Company, any managed IPA or physician network or group with whom we contract to comply with applicable law could have a material adverse effect on our results of operations.

COMPETITION

         Our current financial position may adversely affect our ability to compete effectively in all of our business areas. Managing medical networks is a highly competitive business. Many businesses compete with us to manage medical clinics and physician organizations, affiliate with clinic physicians, manage the physician networks of health systems and to provide services to IPAs. These competitors include large hospitals, other multi-specialty clinics and health care companies, HMOs and insurance companies. We may not be able to compete effectively with existing or new competitors. Additional competition may make it more difficult to enter into relationships with physician groups and health systems or to develop or manage IPAs on beneficial terms. To the extent that health care industry reforms make prepaid medical care more attractive and provide incentives to form organized health care systems, we anticipate facing greater competition. Our revenues are dependent upon the IPAs and health systems that we manage. These organizations face competition from several sources, including sole practitioners, single and multi-specialty groups and staff model HMOs.

         In addition, many entities including but not limited to disease management companies, service companies and consultants and HMOs compete to provide certain of the medical management programs to self-insured employers, as contemplated by HPMdirect. Many of these companies have more experience in the provision of such services and greater access to capital than us, accordingly, we may not be able to compete effectively with these companies.

INSURANCE

         We maintain managed healthcare errors and omissions insurance on a claims made basis for all of our managed care operations. Insurance coverage under such policies is contingent upon a policy being in effect when a claim is made, regardless of when the events which caused the claim occurred. We also maintain general liability and some umbrella coverage on an occurrence basis. In addition, we are named as additional insureds on medical malpractice policies of some physician group with whom we had service agreements. In other cases, however, we have no insurance for malpractice claims brought against such physician groups. The cost and availability of such coverage has varied widely in recent years. We believe our insurance policies are adequate in amount and coverage for our current operations. There can be no assurance, however, that the coverage we maintain is sufficient to cover all future claims or will continue to be available in adequate amounts or at a reasonable cost.

EMPLOYEES

         As of December 31, 2000, we employed approximately 4,000 people, a decline of 75% from December 31, 1999, as a result of the disposition of our multi-specialty clinics and certain IPA market closures. This number included 58 employees in the corporate office. None of our employees is a member of a labor union, and we consider our relations with our employees to be good.

ITEM 2.       PROPERTIES

         We lease approximately 42,000 square feet of rentable space at 30 Burton Hills Boulevard in Nashville, Tennessee, where the Company's headquarters are located. We pay approximately $57,000 per month in rent, net of sublease income of $15,000 per month. The rent increases over the term of the lease to approximately $60,000 per month in the final year. The lease expires in 2003. We believe this arrangement and other available space are adequate for our current needs.

         In conjunction with the acquisition of PrimeCare, we acquired real estate related to PrimeCare's operations. One of these properties is subject to a mortgage with an aggregate outstanding principal balance as of March 31, 2001 of approximately $1.1 million which bears interest at 9.75% and matures in 2006.

         The Company does not anticipate that it will acquire real estate in connection with any new activities.

ITEM 3.       LEGAL PROCEEDINGS

         The Company and certain of its current and former officers and directors, Joseph C. Hutts, Derril W. Reeves, Thompson S. Dent, Richard D. Wright and John K. Crawford (only Mr. Dent remains employed by the Company while he and Mr. Hutts serve as directors) have been named defendants in 10 securities fraud class actions filed in state and federal courts in Tennessee between September 8, 1998 and June 24, 1999. The factual allegations of the complaints in all 10 actions are substantially identical and assert that during various periods between April 22, 1997 and September 22, 1998, the defendants issued false and misleading statements which materially misrepresented the earnings and financial condition of the Company and its clinic operations and misrepresented and failed to disclose various other matters concerning the Company's operations in order to conceal the alleged failure of the Company's business model. Plaintiffs further assert that the alleged misrepresentations caused the Company's securities to trade at inflated levels while the individual defendants sold shares of the Company's stock at such levels. In each of the actions, the plaintiff seeks to be certified as the representative of a class of all persons similarly situated who were allegedly damaged by the defendants' alleged violations during the "class period." Each of the actions seeks damages in an indeterminate amount, interest, attorneys' fees and equitable relief, including the imposition of a trust upon the profits from the individual defendants' trades. The federal court actions have been consolidated in the U. S. District Court for the Middle District of Tennessee. Defendants' motion to dismiss was denied. The state court actions were consolidated in Davidson County, Tennessee. The Plaintiffs' original consolidated class action compliant in state court was dismissed for failure to state a claim. Plaintiffs, however, were granted leave to file an amended complaint. The amended complaint filed by Plaintiffs asserted, in addition to the original Tennessee Securities Act claims, that Defendants had also violated Section 11 and 12 of the Securities Act of 1933 for alleged misleading statements in a prospectus released in connection with the CareWise acquisition. The amended complaint also added KPMG LLP (KPMG), the Company's independent public auditors. KPMG removed this case to federal court and its motion to dismiss has been denied. On October 20, 2000, this case was consolidated with the original federal consolidated action and a new consolidated complaint has been filed. The Company, the individual defendants and KPMG have filed an answer and the discovery process is nearing completion. The trial of all the consolidated cases is set for November 6, 2001. The Company believes that it has meritorious defenses to all of the claims, and is vigorously defending against these actions. There can be no assurance, however, that such defenses will be successful or that the lawsuits will not have a material adverse effect on the Company. The Company's Restated Charter provides that the Company shall indemnify the officers and directors for any liability arising from these suits unless a final judgment establishes liability (a) for a breach of the duty of loyalty to the Company or its shareholders, (b) for acts or omissions not in good faith or which involve intentional misconduct or knowing violation of law or (c) for an unlawful distribution.

         On April 18, 2000, a jury in the case of United States of America ex rel. William R. Benz v. PrimeCare International, Inc. and Prem Reddy, in the United States District Court, Central District of California, returned a verdict in favor of the plaintiff as follows: $500,000 against PrimeCare on plaintiff's breach of contract claims; $900,000 in compensatory damages and $3 million in punitive damages jointly and severally against PrimeCare and Prem Reddy on plaintiff's claims for wrongful termination and intentional infliction of emotional distress; and $200,000 against PrimeCare on plaintiff's claim for violations of state labor codes. The jury returned a verdict in defendants' favor on plaintiff's claim for retaliatory termination under the False Claims Act. The jury was unable to reach a verdict on plaintiff's Medicare fraud claims. The court entered a final judgment on July 13, 2000. The Company has recorded as other operating expenses this judgment of $4.6 million in the second quarter of 2000. PrimeCare is appealing the verdict, and a retrial of the Medicare fraud claims will not occur until there is a ruling on PrimeCare's appeal. Plaintiff filed a judgment lien against PrimeCare on August 31, 2000. PrimeCare has not posted a bond in this matter. PrimeCare and the plaintiff are discussing settlement of these claims. There can be no assurance that a settlement will be reached. The Plaintiff's enforcement of this judgment against PrimeCare would have a material adverse effect on PrimeCare.

         On February 2, 1999, Prem Reddy, M.D., the former majority shareholder of PrimeCare, a medical network management company acquired by the Company in May 1998, filed suit against the Company and certain of its current and former executive officers in the United States District Court for the Central District of California asserting fraudulent inducement relating to the PrimeCare transaction and that the defendants issued false and misleading statements which materially misrepresented the earnings and financial condition of the Company and its clinic operations and misrepresented and failed to disclose various other matters concerning the Company's operations in order to conceal the alleged failure of the Company's business model. On June 5, 2000, the court granted the Company's motion for partial summary judgment, which eliminated the plaintiff's allegations of fraud and violations of federal and state securities laws. On October 4, 2000, the court granted the Company summary judgment motions with respect to all of plaintiff's remaining claims, granted the Company summary judgment with respect to the Company's $5 million indemnity counter claim against the plaintiffs and granted the Company's summary judgment trespass counter claim against Dr. Reddy, leaving for trial only a determination of the extent of damages on the trespass counter claim.

         On July 26, 2000, Prem Reddy filed a new action captioned Prem Reddy, M.D. v. Harry Lifschutz, M.D., PhyCor, Inc. and Does 1 through 50, in Superior Court of the State of California, County of San Bernardino, alleging claims for unfair business practices and fraudulent conveyances in connection with the Company's efforts to sell Company assets located in California and other locations. In response, the Company, on July 27, 2000, removed the action to the United States District Court, Central District of California.

         In September 2000, PrimeMed Pharmacy Services, Inc. and Desert Valley Medical, Inc., companies in which Dr. Reddy owns a controlling interest filed three suits against PrimeCare International, Inc. and several affiliated medical groups alleging failure to pay invoices for certain prescription drugs, medical supplies and equipment of approximately $1,900,000.

         Effective January 1, 2001, all five of the above-described lawsuits involving Dr. Reddy were settled. Affiliates of Dr. Reddy reacquired Desert Valley Medical Group, Desert Valley Hospital and Apple Valley Surgery Center for cash consideration totaling approximately $8.0 million. In connection with the last three suits, PrimeCare paid $500,000 to the plaintiffs, which was applied as a credit in connection with the acquisition.

         In August 1999, Medical Arts Clinic Association (Medical Arts) filed suit against the Company in the District Court of Navarro County, Texas. The Company removed this case to Federal District Court for the Northern District of Texas. Medical Arts sought damages for breach of contract and rescission of the service agreement and declaratory relief regarding the enforceability of the service agreement alleging it is null and void on several grounds, including but not limited to, the violation of state law provisions as to the corporate practice of medicine and fee splitting. On April 24, 2000 the Texas District Court of Navarro County, Texas, ordered the appointment of a receiver to rehabilitate Medical Arts. The case was fully settled and resolved in February 2001, upon the sale of all assets by PhyCor of Corsicana, LP to Medical Arts for cash consideration and assumption of liabilities.

         In September 1999, three relators brought a claim in the United States District Court for the District of Hawaii under the False Claims Act against Straub Clinic and Hospital, Inc. ("Straub"), PhyCor of Hawaii, Inc., and the Company. This matter had been under seal until September 2000. On September 20, 2000, the United States government elected to decline to intervene in the matter. The Company sold PhyCor of Hawaii, Inc. to Straub in November 2000. On February 21, 2001, plaintiffs filed a Second Amended Complaint. PhyCor, Inc. has filed a Motion to Dismiss the claim against it, and Straub is defending the claims against PhyCor of Hawaii, Inc.

         As a result of the Company's determination to exit its IPA market in Houston, Texas, a number of providers in the market have brought actions naming several parties, including the Company and an IPA-management subsidiary of the Company, alleging breach of contract, among other matters. In addition, as a result of the Company's financial condition, the Company has been unable to meet certain contractual obligations including, but not limited to, certain ongoing lease obligations and severance and bonus obligations to former and existing employees. There can be no assurance that the Company will meet its existing or additional contractual obligations in the future. Several parties have sent letters to the Company alleging breach of contract and threatening to bring claims against the Company. There can be no assurance that additional actions will not be brought against the Company and its subsidiaries as a result of the Company's actions. There can be no assurance that if these matters are determined adversely to the Company that such determinations would not have a material adverse effect on the Company.

         Certain litigation is pending against the physician groups which were affiliated with the Company and IPAs managed by the Company. The Company has not assumed any liability in connection with such litigation. Claims against the physician groups and IPAs could result in substantial damage awards to the claimants which may exceed applicable insurance coverage limits. While there can be no assurance that the physician groups and IPAs will be successful in any such litigation, the Company does not believe any such litigation will have a material adverse effect on the Company.

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

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

         The Company's common stock is traded on the Over-the-Counter Market under the symbol PHYC.

                                1999                                              HIGH          LOW
                                ----                                             ------        ------
                   First Quarter........................................         $ 8.38        $ 4.50
                   Second Quarter.......................................           7.88          3.88
                   Third Quarter........................................           7.47          3.84
                   Fourth Quarter.......................................           4.56          1.03

                   2000

                   First Quarter........................................          $2.75         $0.53
                   Second Quarter.......................................           1.13          0.44
                   Third Quarter........................................           0.72          0.08
                   Fourth Quarter.......................................           0.17          0.03

                   2001

                   First Quarter........................................           0.14          0.03
                   Second Quarter (through April 16, 2001) ..............          0.05          0.03

         As of March 30, 2001, the Company had approximately 26,500 shareholders, including 3,451 shareholders of record and approximately 23,000 persons or entities holding common stock in nominee name.

         We do not pay cash dividends and intend to retain our earnings, if any, to finance the growth of our businesses. The declaration of other dividends is currently prohibited by the Credit Facility and our synthetic lease facility, and it is anticipated that other loan agreements and leases which we may enter into in the future will also contain restrictions on the payment of dividends by the Company.

ITEM 6.       SELECTED FINANCIAL DATA(1)

YEAR ENDED DECEMBER 31                                    2000            1999            1998            1997            1996
----------------------------------------------------  -----------      -----------     -----------     -----------     -----------
                                                                       (000'S EXCEPT FOR EARNINGS PER SHARE)
Statement of Operations Data:
Net revenue ......................................... $   914,195      $ 1,516,195     $ 1,512,499     $ 1,119,594     $   766,325
Operating expenses:
  Cost of provider services .........................     227,177          204,202         134,302              --              --
  Salaries, wages and benefits ......................     280,159          490,738         513,646         421,716         291,361
  Supplies ..........................................     112,799          222,007         227,440         181,565         119,081
  Purchased medical services ........................      17,289           36,403          37,774          31,171          21,330
  Other expenses ....................................     157,473          235,165         218,359         171,480         125,947
  General corporate expenses ........................      22,213           32,305          29,698          26,360          21,115
  Rents and lease expense ...........................      61,349          118,104         126,453         100,170          65,577
  Depreciation and amortization .....................      50,818           90,435          90,238          62,522          40,182
  Provision for asset revaluation, restructuring
     and refinancing (2) ............................     559,878          430,965         224,900          83,445              --
  Merger expenses ...................................          --               --          14,196              --              --
                                                      -----------      -----------     -----------     -----------     -----------
     Net operating expenses .........................   1,489,155        1,860,324       1,617,006       1,078,429         684,593
                                                      -----------      -----------     -----------     -----------     -----------
     Earnings (loss) from operations ................    (574,960)        (344,129)       (104,507)         41,165          81,732
Interest income .....................................      (6,059)          (5,022)         (3,032)         (3,323)         (3,867)
Interest expense ....................................      35,739           40,031          36,266          23,507          15,981
                                                      -----------      -----------     -----------     -----------     -----------
     Earnings (loss) before income taxes, minority
      interest and extraordinary item ...............    (604,640)        (379,138)       (137,741)         20,981          69,618
Income tax expense (benefit) ........................       1,029           53,318         (39,890)          6,098          22,775
Minority interest in earnings of consolidated
     partnerships ...................................       2,715           13,088          13,596          11,674          10,463
                                                      -----------      -----------     -----------     -----------     -----------
     Earnings (loss) before extraordinary item.......    (608,384)        (445,544)       (111,447)          3,209          36,380
Extraordinary item - gain from extinguishment of
     convertible subordinated debentures ............          --            1,018              --              --              --
                                                      -----------      -----------     -----------     -----------     -----------
     Net earnings (loss) ............................ $  (608,384)     $  (444,526)    $  (111,447)    $     3,209     $    36,380
                                                      ===========      ===========     ===========     ===========     ===========
Earnings (loss) per share:
  Basic -- Continuing operations .................... $     (8.30)     $     (5.92)    $     (1.55)    $       .05     $       .67
           Extraordinary item .......................          --             0.01              --              --              --
                                                      -----------      -----------     -----------     -----------     -----------
                                                      $     (8.30)     $     (5.91)    $     (1.55)    $       .05     $       .67
                                                      ===========      ===========     ===========     ===========     ===========
  Diluted -- Continuing operations .................. $     (8.30)     $     (5.92)    $     (1.55)    $       .05     $       .60
             Extraordinary item .....................          --             0.01              --              --              --
                                                      -----------      -----------     -----------     -----------     -----------
                                                      $     (8.30)     $     (5.91)    $     (1.55)    $       .05     $       .60
                                                      ===========      ===========     ===========     ===========     ===========
Weighted average shares outstanding(3)
  Basic .............................................      73,281           75,179          71,822          62,899          54,608
  Diluted ...........................................      73,281           75,179          71,822          66,934          61,096

DECEMBER 31,
Balance Sheet Data:
Working capital (deficit) ........................... $  (305,766)     $   197,780     $   187,854     $   203,301     $   182,553
Total assets ........................................     145,014        1,194,925       1,879,285       1,562,776       1,118,581
Long-term debt ......................................       3,499          555,490         651,209         501,107         444,207
Total shareholders' equity (deficit) ................    (264,989)         343,503         804,410         710,488         451,703

---------------

(1) See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information relating to dispositions of business operations that effect the comparability of the information reflected herein and information regarding the uncertainty of the Company's future financial condition.

(2) Provision for asset revaluation and restructuring relates to revaluation of assets of certain of the Company's affiliated clinics and IPAs.

(3) Per share amounts and weighted average shares outstanding have been adjusted for the three-for-two stock split effected June 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We are a medical network management company that develops and manages IPAs, provides contract management services to physician networks owned by health systems, manages certain medical organizations and provides consulting services to independent medical organizations. Through CareWise, which is held for sale, we also provide health care decision-support services, including demand management and disease management services, to managed care organizations, health care providers, employers and other group associations. We are planning to provide health and productivity services to self-insured employers through HPMdirect.

         Our CareWise and PrimeCare operations are held for sale. We are obligated to use substantially all of the cash proceeds from these and any other asset sales to pay all amounts and letters of credit outstanding under the Credit Facility, currently $4.0 million, net of cash collateral. The planned sales of CareWise and PrimeCare should completely satisfy these obligations. In the event the proceeds from the asset sales are less than anticipated or are not received when anticipated, we may experience difficulty meeting our obligations under the Credit Facility. Such difficulty could cause a material adverse effect on our operations. There can be no assurance that the asset sales will be consummated, that the terms of the sales will be agreeable to us or that additional charges to earnings will not be necessary as a result of the final terms of the assets sales.

         As of the date hereof, as a result of our failure to pay the approximately $4.4 million interest payment due February 15, 2001 on the Notes, we are in default under the Notes. Moreover, the default under the Notes, caused a default under the Credit Facility, which default has been waived by the senior lenders. If the Notes were to be accelerated, a default would occur under the Warburg Notes, held by affiliates of Warburg, Pincus. As of the date hereof, we have obtained limited forbearance agreements through April 30, 2001, with additional automatic ten business day extensions unless otherwise notified, from bondholders representing approximately 57% of the Notes in the aggregate, and a waiver and forbearance agreement from Warburg, Pincus through June 30, 2001 subject to certain conditions. We have also defaulted on obligations related to several equipment and facilities leases. In connection with the audit of our financial statements for the year ended December 31, 2000, our independent auditors stated in their report that our recurring losses from operations, net capital deficiency and net working capital deficit raise substantial doubt about our ability to continue as a going concern. We have engaged Jefferies & Company, Inc. to assist us in restructuring our balance sheet. In light of our operating history and current projections and in connection with the restructuring, it may be necessary to seek protection from our creditors in the future.

         The continued sales of our assets will result in a significant reduction in our revenues in 2001 and beyond. To date in 2001, we have completed the disposition of the assets of all six remaining owned clinics and our remaining hospital and certain real estate and received proceeds consisting of $56.5 million in cash and $13.8 million in notes receivable, in addition to certain liabilities being assumed by the purchasers. We believe that we will derive only a small percentage of our revenues from the provision of management services to clinics in which we have a capital investment in 2001 and beyond.

         Pursuant to our former service agreements with our affiliated clinics, the affiliated physician groups were obligated to purchase at net book value all of the assets associated with the clinic upon termination of the service agreement. Our ability to recover the net book value associated with a terminated service agreement was largely dependent upon the circumstances of the termination, the willingness of the physicians to honor their agreement with us and the financial position of the physicians affiliated with the clinic. We evaluated, on an individual basis, the appropriate course of action for each of our terminated service agreements and pursued, what management believed to be, the most appropriate and effective course, given the facts and circumstances of the particular termination, to recover the amounts owed as a result of such termination.

         Under substantially all of our former clinic service agreements, we received a fee equal to the clinic expenses we incurred plus a percentage of operating income of the clinic (net clinic revenue less certain contractually agreed upon clinic expenses before physician distributions) and, under all other types of service and management agreements except one described in (iv) below, we received a percentage of net clinic revenue plus a percentage of operating income. In 2000, our service and management agreement revenue was derived from contracts with the following fee structures: (i) 91.2% of revenue was derived from contracts in which the service fee was based on a percentage, ranging from 12% to 18%, of clinic operating income plus reimbursement of clinic expenses; (ii) 2.0% of revenue was derived from a contract in which the service fee was based on 51.7% of net clinic revenue; (iii) 1.3% of revenue was derived from contracts in which the service fee was based upon a combination of (a) 10% of clinic operating income, (b) a percentage, ranging from 2.75% to 3.5%, of net clinic revenue and
(c) reimbursement of clinic expenses; and (iv) 5.5% of revenue was derived from flat fee contracts.

         Historically, we have not consolidated the physician practices we managed for financial reporting purposes because we did not have operating control of these practices. Physician practices and IPAs that we owned and operated are consolidated for financial reporting purposes.

         Through our PhySys subsidiary, we provide management and support services to two of our formerly affiliated multi-specialty clinics, the Harbin Clinic in Rome, Georgia and the Lakeview Medical Group in Suffolk, Virginia. These agreements are for terms ranging from five to seven years, subject to termination for various reasons. We do not employ the personnel at these clinics. In addition, through PhySys, we provide management services to the physician networks of health systems. At present, our PhySys subsidiary provides management and support services to the 124-physician group related to the Rockford Health System, a health care delivery system serving northern Illinois and southern Wisconsin. The Rockford agreement is for a period of 38 1/2 months but is subject to termination on December 31, 2002. In addition, we anticipate entering an agreement to provide services to a 120-member physician group affiliated with a large medical system in Sacramento, California in the near future. The agreement is for a three year term but is subject to earlier termination by either party in certain circumstances. In addition, we provide management services, including billing and collection services, to Columbia-Healthone, LLC in Denver, Colorado, as well as to an individual physician group in Colorado. We anticipate closing or selling the Colorado operations in 2001. We are pursuing additional relationships with health systems and physician groups but there is no assurance that we will enter into similar arrangements in the future or that such arrangements will be successful.

         We believe that we can assist the health systems and independent medical organizations in improving the operations of their physician networks by offering the organizations a range of services to address their needs. Pursuant to these affiliations, we provide management services to the physician networks for a fee but do not acquire the assets or employ the personnel of the physician groups, except certain key employees, and do not have any ongoing obligation to provide capital to the affiliated groups. If we invest capital with these groups, we may do so through a joint venture. To date, we have not invested any capital with these groups. This modified structure enables the physician group or health system to benefit from our management expertise, yet retain control of its employees and decisions regarding future capital investment.

         In 2000, through PhySys we also provided consulting services to independent medical organizations and intend to pursue other similar engagements in the future. PhySys not only provides support to physicians in health systems but also provides consulting services through limited engagements. We anticipate fees from consulting arrangements will increase in 2001, although there can be no assurance that we will obtain any additional engagements or that they will be profitable.

         We anticipate operating IPA management companies in three or four markets after the sale of PrimeCare. We are seeking to develop additional contracts to manage IPAs to enhance both capitated and non-capitated managed care contracting systems. Fees earned from managing the IPAs are based upon a percentage of revenue collected by the IPAs and a share of surplus, if any, of capitated revenue of the IPAs. We have not historically been a party to the capitated contracts entered into by our affiliated IPAs, but through the calculation of our service fees are exposed to indirect losses based on the capitated risk assumed by the IPA, if any, resulting from the capitated contracts of the IPAs. Through the PrimeCare and The Morgan Health Group, Inc. ("MHG") acquisitions in 1998, we became a party to certain managed care contracts and, accordingly are exposed to direct losses, if any, resulting from the PrimeCare capitated contracts. We had terminated all managed care contracts of MHG by April 30, 1999. In addition, at December 31, 2000, we had underwritten letters of credit totaling $3.1 million for the benefit of certain managed care payors to help ensure payment of costs for which its affiliated IPAs are responsible. We are exposed to losses if a letter of credit is drawn upon and the related IPA fails to satisfy its reimbursement obligation to us. We have experienced losses totaling approximately $400,000, as of December 31, 2000, as a result of draws on letters of credit.

         The table below indicates the number of clinics and physicians affiliated with the Company and provides certain information with respect to our IPA operations at the end of each of the years indicated:

                                                 2000              1999           1998        1997            1996
                                               -------           -------        -------     -------         -------
Clinic operations:
Number of affiliated clinics.........                6                41             56          55              44
Number of affiliated physicians......              471             2,581          3,693       3,863           3,050
IPA operations:
Number of markets....................               14                25             35          28              17
Number of physicians.................           16,600            24,400         22,900      19,000           8,700
Number of commercial members.........          472,000           767,000        730,000     420,000         306,000
Number of Medicare members...........          114,000           215,000        171,000      99,000          69,000

         The table below indicates the payor mix of the aggregate net clinic revenue earned by the physician groups and IPAs currently affiliated with the Company.

                                                        2000         1999         1998          1997          1996
                                                      -------      -------      -------       -------       -------
Medicare.....................................           14%           16%          19%          22%           20%
Medicaid.....................................            2             3            3            4             3
Managed care(1)..............................           68            62           51           41            42
Private payor and insurance..................           16            19           27           33            35
                                                      ----           ---          ---          ---           ---
                                                       100%          100%         100%         100%          100%
                                                      ====           ===          ===          ===           ===

(1) Includes HMO, PPO, Medicare risk contracts and direct employer contracts, of which approximately 70% of 2000 managed care revenue was attributable to capitated contracts.

         Many of the payor contracts entered into on behalf of our managed IPAs are based on capitated fee arrangements. Under capitation arrangements, health care providers bear the risk, subject to certain loss limits, that the aggregate costs of providing medical services to members will exceed the payments received. The IPA management fees are based, in part, upon a share of the remaining portion, if any, of capitated amounts of revenues after payment of expenses. Agreements with payors also contain shared risk provisions under which the Company and the IPA can earn additional compensation based on utilization of hospital services by members. We may be required to bear a portion of any loss in connection with such shared risk provisions. The profitability of the managed IPAs is dependent upon the rates negotiated, the ability of the providers to effectively manage the costs of providing medical services and the level of utilization of medical services. The management fees are also based upon a percentage of revenue collected by the IPAs. Through calculation of our service fees, we also share indirectly in capitation risk assumed by our affiliated physician groups.

         We provide health care decision-support services, including demand management and disease management services, to managed care organizations, health care providers, employers and other group associations through CareWise. At December 31, 2000, we provided healthcare decision-support services to approximately 3.3 million consumers worldwide. CareWise had revenues of $16.4 million in 2000. CareWise is held for sale, although no definitive agreement has been reached regarding the sale.

         In 2001, through HPMdirect, we plan to commence offering health and productivity services to self-insured employers to manage and reduce the healthcare-related costs of their employees. We anticipate that this new business will provide a variety of medical management and productivity management to employers by utilizing technology-based integrated services. Although we are seeking additional contracts, as of the date hereof we have one small contract to provide utilization review services. There can be no assurance that a market for HPMdirect's services will develop or that if developed, the market will be significant or profitable.

RESULTS OF OPERATIONS

         The following table shows the percentage of net revenue represented by various expenses and other income items reflected in the Company's Consolidated Statements of Operations.

YEAR ENDED DECEMBER 31,                                                               2000          1999       1998
---------------------------------------------------------------------------          ------        ------      ------
Net revenue ...............................................................           100.0%       100.0%      100.0%
Operating expenses:
    Cost of provider services .............................................            24.9         13.5         8.9
    Salaries, wages and benefits ..........................................            30.7         32.4        33.9
    Supplies ..............................................................            12.3         14.6        15.0
    Purchased medical services ............................................             1.9          2.4         2.5
    Other expenses ........................................................            17.2         15.5        14.4
    General corporate expenses ............................................             2.4          2.1         2.0
    Rents and lease expense ...............................................             6.7          7.8         8.4
    Depreciation and amortization .........................................             5.6          6.0         6.0
    Provision for asset revaluation and clinic restructuring ..............            61.2         28.4        14.9
    Merger expenses .......................................................              --           --         0.9
                                                                                      -----        -----        ----
Net operating expenses ....................................................           162.9        122.7       106.9
    Loss from operations ..................................................           (62.9)       (22.7)       (6.9)
Interest income ...........................................................            (0.7)        (0.3)       (0.2)
Interest expense ..........................................................             3.9          2.6         2.4
                                                                                      -----        -----        ----
    Loss before income taxes, minority interest and extraordinary item
                                                                                      (66.1)       (25.0)       (9.1)
Income tax expense (benefit) ..............................................             0.1          3.5        (2.6)
Minority interest .........................................................             0.3          0.9         0.9
                                                                                      -----        -----        ----
    Loss before extraordinary item ........................................           (66.5)       (29.4)       (7.4)
    Extraordinary item - gain from early extinguishment of convertible
     subordinated debentures ..............................................              --          0.1          --
                                                                                      -----        -----        ----
         Net loss .........................................................           (66.5)%      (29.3)%      (7.4)%
                                                                                      =====        =====        ====

2000 COMPARED TO 1999

         Net revenue decreased $602.0 million, or 39.7%, from $1.516 billion for 1999 to $914 million for 2000. Net revenue from clinics ("Clinic Net Revenue") decreased in 2000 from 1999 by $566.5 million, comprised of (i) a $477.9 million decrease in our service fees for reimbursement of clinic expenses incurred by us and (ii) a $88.6 million decrease in our fees from clinic operating income and net physician group revenue. Decreases in Clinic Net Revenue for the year included reductions of $5.1 million from clinics whose assets were held for sale at December 31, 2000 and reductions of $567.3 million as a result of clinic operations disposed of in 2000. Fees from management contracts that were entered into in the fourth quarter of 1999 totaling $5.9 million in 2000 partially offset these decreases. The decrease in Clinic Net Revenue was also impacted by declining reimbursement for services rendered by the physician groups. Specifically, the provision for doubtful accounts and contractual adjustments as a percentage of gross physician group, hospital and other revenue increased from 43.1% for 1999 to 46.2% for 2000.

         Net revenue from IPAs decreased $37.1 million, or 10.3%, from $358.3 million for 1999 to $321.2 million for 2000. The closing of MHG in 1999 caused a decrease in IPA Net Revenue of approximately $18.0 million in 2000. IPA Net Revenue decreased approximately $46.8 million in 2000 primarily as a result of the decision to restructure and close the Houston, Dallas and various other IPA markets. IPA Net Revenues during 2000 included an increase of approximately $1.6 million from an IPA market and a management agreement entered into subsequent to the third quarter of 1999. Additionally, IPA Net Revenues increased $44.6 million for 2000 due to the Company's acquisition of the remaining interest in the Kentucky HMO in late 1999. This HMO was placed in voluntary rehabilitation with the Commonwealth of Kentucky Department of Insurance in November 2000 as a result of minimum net worth deficiencies under state insurance laws. IPA Net Revenue from the IPA markets in effect for the year 2000 and 1999 decreased by $18.3 million, or 7.2% compared to the same period in 1999 primarily as a result of unfavorable hospital and payor contract renegotiations for 2000 at PrimeCare.

         During 2000, most categories of operating expenses were relatively stable as a percentage of net revenue when compared to 1999. The cost of provider services increased as a result of our acquiring the remaining 50% interest in the Kentucky HMO in late 1999. In an effort to obtain prepayment of several notes receivable from clinic personnel, we negotiated discounts totaling $3.0 million which were recorded as other expenses in the third and fourth quarter of 2000. In addition, other notes receivables were written down $5.6 million to expected net realizable value in the third and fourth quarters of 2000 and recorded as other expenses. The increase in interest expense as a percentage of net revenue is primarily due to decreased net revenue and amendments to our Credit Facility that increased interest costs.

         Our managed IPAs and former affiliated physician groups enter into contracts with third party payors, many of which are based on fixed or capitated fee arrangements. Under these capitation arrangements, health care providers receive a fixed fee per plan member per month and providers bear the risk, generally subject to certain loss limits, that the total costs of providing medical services to the members will exceed the fixed fee. The IPA management fees are based, in part, upon a share of the portion, if any, of the fixed fee that exceeds actual costs incurred. Some agreements with payors also contain "shared risk" provisions under which we, through the IPA, can share additional fees or can share in additional costs, depending on the utilization rates of the members and the success of the IPAs. Through calculation of our service fees, we also shared indirectly in capitation risk assumed by its affiliated physician groups. Incurred but not reported claims payable ("IBNR claims payable") represent the liability for covered services that have been performed by physicians for enrollees of various medical plans. The estimated claims incurred but not reported are based on our historical claims data, current enrollment, health service utilization statistics and other related information.

         On behalf of certain of our affiliated IPAs, we have underwritten letters of credit to managed care payors to help ensure payment of health care costs for which the affiliated IPAs have assumed responsibility. As of December 31, 2000, letters of credit aggregating $3.1 million were outstanding under the Credit Facility for the benefit of managed care payors. We have experienced losses on letters of credit totaling approximately $400,000.

         The provision for asset revaluation, restructuring and refinancing for the year ended December 31, 2000 totaled $559.9 million, consisting of a net $23.8 million in the first quarter, a net $407.3 million in the second quarter, a net $54.2 million in the third quarter and a net $74.6 million in the fourth quarter. See discussion of these charges in "Asset Revaluation, Refinancing and Restructuring" below. At December 31, 2000, we had disposed of the assets of all but six clinics whose assets were classified as held for sale.

         We will incur no federal income tax expense and make no federal income tax payments during the foreseeable future as a result of available net operating loss carryforwards.

1999 COMPARED TO 1998

         Net revenue increased $3.7 million, or 0.2%, from $1.51 billion for 1998 to $1.52 billion for 1999. Clinic Net Revenue decreased in 1999 from 1998 by $135.0 million, comprised of (i) a $102.8 million decrease in our service fees for reimbursement of clinic expenses incurred by us and (ii) a $32.2 million decrease in our fees from clinic operating income and net physician group revenue. Excluding same clinic revenue increases discussed below, increases in Clinic Net Revenue of $15.6 million from new clinic affiliations in 1999 and the timing of entering into new service agreements in 1998 and increases of $16.7 million from clinics whose assets are held for sale at December 31, 1999 were offset by reductions in Clinic Net Revenue of $184.9 million as a result of clinic operations disposed of in 1998 and 1999. Included in the changes in Clinic Net Revenue is the impact of declining reimbursement for services rendered by the physician groups. Specifically, the provision for doubtful accounts and contractual adjustments as a percentage of gross physician group, hospital and other revenue increased to 43.1% for 1999 from 40.5% for 1998. Net revenue from the service agreements (excluding clinics being sold) in effect for all of 1999 and 1998 increased by $17.6 million in 1999 compared with 1998. Same market service agreement net revenue growth resulted from the addition of new physicians, the expansion of ancillary services and increases in patient volume and fees.

         Net revenue from IPAs increased $115.5 million, or 47.6%, from $242.8 million for 1998 to $358.3 million for 1999. This increase resulted primarily from an approximately $91.3 million increase in net revenues from the acquisition of PrimeCare in May 1998 and the increase of approximately $20.1 million from five IPA markets and two HMOs entered into subsequent to the first quarter of 1998. Net revenues were also impacted by decreases in net revenues from the acquisition in 1998 and subsequent closing in 1999 of MHG of approximately $12.3 million and the closing of several smaller markets of approximately $1.9 million. We had terminated all payor contracts relating to MHG and commenced closing MHG operations by April 30, 1999. See "Asset Revaluation and Clinic Restructuring." Net revenue from the IPA markets in effect for all of 1999 and 1998 increased by $18.3 million, or 21.4%, in 1999 compared to 1998. Same market IPA growth resulted from the addition of new physicians, increases in IPA enrollment and increases in patient volume and fees.

         During 1999, most categories of operating expenses were relatively stable as a percentage of net revenue when compared to 1998. The cost of provider services expense is a result of the acquisitions of PrimeCare and MHG in 1998. PrimeCare owns and manages IPAs, and is a party to certain managed care contracts, resulting in the Company presenting revenue from these operations on a "grossed-up basis." Under this method, unlike the majority of our affiliated IPAs, the cost of provider services (payments to physicians and other providers under compensation, sub-capitation and other reimbursement contracts) is not included as a deduction to our net revenue but is reported as an operating expense. This revenue reporting resulted in a cost of provider services expense line item and, in general, caused other expense line items to decrease as a percentage of net revenue when compared to periods prior to the acquisitions of PrimeCare and MHG. As a result, during 1999 the majority of operating expense categories decreased as a percentage of net revenue when compared to 1998. During 1999, supplies expense, other expenses and depreciation and amortization had more than a marginal increase as a percentage of net revenue over 1998. The increase in supplies expense is a result of the continued increases in costs of drugs and medications. Other expenses increased as a result of our incurring costs associated with information systems and software conversions in our IPA markets during 1999. Additionally, other operating expenses incurred by IPAs were higher as a result of charges to operations taken in the fourth quarter of 1999 related to the shut down of several Florida markets. The increase in depreciation and amortization expense resulted from a significant amount of capital expenditures during 1999 related to conversions of information systems in our affiliated clinics and IPAs. Rents and lease expense had more than a marginal decrease as a percentage of net revenue when compared 1998 as a result of the disposition of certain of our group formation clinics during the third and fourth quarters of 1998. These clinics' rents and lease expense as a percentage of net revenue was higher than that of the current base of clinics.

         The provision for asset revaluation and clinic restructuring for the year ended December 31, 1999 totaled $431.0 million, consisting of $9.5 million in the first quarter, $14.4 million in the second quarter, a net $393.4 million in the third quarter and a net $13.7 million in the fourth quarter. The third quarter net charge of $393.4 million was comprised of a $394.5 million charge less recovery of certain asset revaluation charges recorded in the third quarter of 1998. The fourth quarter net charge of $13.7 million was comprised of a $17.8 million charge less recovery of certain asset revaluation charges recorded in the fourth quarter of 1998 and third quarter of 1999. At December 31, 1999, we had disposed of all group formation clinics and the two First Physician Care, Inc. ("FPC") clinics that had characteristics similar to group formation clinics.

         Income tax expense of $53.3 million for 1999 consisted primarily of an increase in the valuation allowance against all deferred tax assets that represented the expected benefits of operating loss carryforwards and other temporary differences recorded in previous periods. The realization of such assets is not likely to occur based on historical results and industry trends.

         SUMMARY OF OPERATIONS BY QUARTER

         The following table presents unaudited quarterly operating results for 2000 and 1999. We believe that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the Consolidated Financial Statements. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

                                                                             2000 QUARTER ENDED
                                                   ---------------------------------------------------------------
                                                     MAR 31           JUNE 30           SEPT 30            DEC 31
                                                   ---------         ---------         ---------         ---------
Net revenue ...............................        $ 309,496         $ 258,010         $ 211,976         $ 134,713
Loss before taxes and minority interest ...          (23,709)         (426,539)          (63,038)          (91,354)
Net loss ..................................          (25,573)         (426,824)          (64,375)          (91,612)
Loss per share--diluted ...................        $    (.35)        $   (5.80)        $    (.87)        $   (1.28)


                                                                          1999 QUARTER ENDED
                                                   ---------------------------------------------------------------
                                                     MAR 31           JUNE 30           SEPT 30            DEC 31
                                                   ---------         ---------         ---------         ---------
Net revenue ...............................        $ 416,544         $ 393,488         $ 371,193         $ 334,970
Earnings (loss) before taxes, minority
    interest and extraordinary item .......            8,025             1,477          (384,755)          (16,973)
Net earnings (loss) .......................            2,788               923          (435,692)          (12,545)
Earnings (loss) per share--diluted ........        $    (.04)        $     .01         $   (5.75)        $    (.17)


ASSET REVALUATION, REFINANCING AND RESTRUCTURING

General

After unsuccessful attempts to restructure most of our service agreements in an effort to create a base of stable clinics that would be able to grow and was committed to the mutual success of the clinics and the Company, we have divested of the assets of all of the clinics with which we were affiliated at the beginning of fiscal year 2000. We entered into management agreements with two of the clinics that repurchased their assets during 2000 to provide certain management services; however, we will not have any ongoing obligation to provide capital to these groups. For additional discussion of the changes in these relationships, see "Overview."

We have experienced losses in certain IPA markets. In the fourth quarter of 2000, we classified the eight PrimeCare IPA markets as held for sale. PrimeCare and CareWise are currently held for sale although no definitive agreement regarding the sale of either PrimeCare or CareWise has been reached. There can be no assurance, however, that the PrimeCare or CareWise sale will be consummated or consummated on the terms currently contemplated or that additional charges to earnings will not be necessary as a result of the final terms of the PrimeCare or CareWise sale. Two managed IPA markets were closed during the third quarter of 2000. In addition, we determined in the third quarter to cease operations in the Dallas and Houston IPA markets and recorded asset revaluation and restructuring charges for those markets. We classified the net assets of our Kentucky HMO as held for sale in the second quarter of 2000. The Kentucky HMO was placed in voluntary rehabilitation with the Commonwealth of Kentucky Department of Insurance in November 2000 due to its inability to meet net worth requirements of the state insurance laws. The Commissioner of the Kentucky Department of Insurance has been appointed liquidator of the Kentucky HMO. Liquidation of the Kentucky HMO is expected to be completed during the second quarter of 2001.

Assets Held for Sale

         At December 31, 2000, net assets held for sale primarily consisted of the net assets of six clinics, several IPA markets, including PrimeCare, CareWise, our one remaining hospital, and certain real estate holdings which totaled approximately $72.7 million, including $3.2 million of real estate. These net assets consisted of current assets, property and equipment, intangible assets and other assets less liabilities which are expected to be assumed by the purchasers. We expect to recover these amounts during the next nine months as the asset sales occur; however, there can be no assurance that we will recover this entire amount. Our failure to recover these amounts could cause a material adverse effect on our operations. To date in 2001, we have completed the disposition of the assets of all six remaining owned clinics and our remaining hospital and certain real estate and received proceeds totaling $56.5 million in cash and $13.8 million in notes receivable, in addition to certain liabilities assumed by the purchasers, which approximated the net carrying value of these clinic assets. These dispositions represented $55.8 million of the net assets held for sale at December 31, 2000. During the second or third quarter of 2001, we expect to complete the sale of the assets of the PrimeCare IPA markets and CareWise. We expect to recover the tangible book value of the assets of these operating units, however, there can be no assurance we will do so. The sale of these assets will negatively impact our future revenues and the failure to consummate the sales on the anticipated terms would negatively impact our short term cash flows.

         In the fourth quarter of 2000, we recorded approximately $102.2 million of asset revaluation charges for the impairment of long-lived assets of certain of our operating units and recorded a net recovery of $27.6 million related to assets sold or disposed of during the quarter. The fourth quarter asset revaluation charge related to assets held for sale including current assets, property and equipment, and intangible assets of $6.7 million, $10.7 million and $84.8 million, respectively. In the fourth quarter of 2000, we classified as held for sale eight PrimeCare IPA markets and certain real estate. Our decision to classify the assets as held for sale was based upon our decision to exit certain markets. The net assets held for sale for the operating units classified as held for sale during the fourth quarter were approximately $11.3 million on December 31, 2000.

         In the third quarter of 2000, we recorded approximately $29.0 million of asset revaluation charges for the impairment of long-lived assets of certain of our operating units and $12.5 million related to assets sold or disposed of during the quarter. The third quarter asset revaluation charge related to assets held for sale including current assets, property and equipment, and intangible assets of $1.4 million, $14.1 million and $13.5 million, respectively. In the third quarter of 2000, we classified as held for sale ten additional clinics, two of which were included in the asset impairment charge taken in the third quarter of 1999 and eight of which were included in the asset impairment charge taken in the second quarter of 2000. Our decision to classify the assets as held for sale was based upon our decision to sell all remaining clinic assets back to the respective physician groups irrespective of any ongoing management relationship. In addition, we classified as held for sale certain real estate holdings. We disposed of six of these clinics' assets in the fourth quarter of 2000, receiving consideration consisting of $53.3 million in cash and $1.0 million in deferred payments and certain liabilities assumed by the purchasers. Net revenue and pre-tax income from the six clinics sold were approximately $66.2 million and $(600,000), respectively, for the year ended December 31, 2000, and $71.0 million and $2.6 million, respectively, for the year ended December 31, 1999. The net assets held for sale for the operating units classified as held for sale during the third quarter of 2000 were approximately $16.1 million on December 31, 2000, and consisted primarily of accounts receivable, property and equipment and inventory less certain current liabilities.

         In the second quarter of 2000, we recorded approximately $198.6 million of asset revaluation charges for the impairment of long-lived assets of certain of our operating units and our corporate office and $19.7 million related to assets sold during the quarter. The second quarter asset revaluation charge related to assets held for sale including current assets, property and equipment, other assets and intangible assets of $14.5 million, $12.5 million, $3.9 million and $167.7 million, respectively. During the second quarter of 2000, we classified as held for sale ten additional clinics, one of which was included in the asset impairment charge taken in the third quarter of 1999. Our decision to classify these assets as held for sale was based upon correspondence received from our discussions with the respective medical groups in the second quarter of 2000 or the decline in the specific group's stability and economic situation. In addition, we classified as held for sale our Kentucky HMO operations and CareWise. We disposed of nine of these clinics' assets in the third and fourth quarters of 2000 and disposed of our Kentucky HMO operations, receiving consideration consisting of $84.0 million in cash and $4.9 million in notes receivable and certain liabilities assumed by the purchasers. We disposed of the remaining clinic in January 2001 receiving consideration consisting of $28.7 million in cash and $12.0 million in notes receivable. Net revenue and pre-tax income from the ten clinics sold were approximately $272.3 million and $8.3 million, respectively, for the year ended December 31, 2000, and $348.3 million and $20.6 million, respectively, for the year ended December 31, 1999. At December 31, 2000, the net assets held for sale for the remaining operations classified as held for sale in the second quarter of 2000 were approximately $43.6 million and consisted primarily of accounts receivable, property and equipment and intangible assets less certain current liabilities.

         In the first quarter of 2000, we recorded a net pre-tax asset revaluation charge of approximately $20.1 million, which was comprised of a $27.1 million charge less recovery of certain asset revaluation charges recorded in the third quarter of 1999. This net charge consisted of approximately $12.9 million related to assets held for sale, $6.0 million related to assets sold during the quarter and $1.2 million related to the write off of deferred financing costs (see discussion below). The net charge related to the revaluation of certain assets associated with one clinic, the completed sales of the operating assets of five clinics and the exit from an IPA market. The first quarter 2000 asset revaluation charge related to assets held for sale including current assets, property and equipment, other assets and intangible assets for $2.3 million, $5.7 million, $2.5 million and $2.4 million, respectively. During the first quarter of 2000, the Company classified as held for sale four additional clinics, one of which was included in the asset impairment charge taken in the third quarter of 1999. This determination was based upon correspondence received from or discussions with the respective medical groups in the first quarter and the decline in the specific group's stability and economic situation. We disposed of three of these clinics prior to December 31, 2000, receiving consideration consisting of $12.6 million in cash and certain liabilities assumed by the purchasers. Net revenue and pre-tax income from the three clinics' assets sold were approximately $14.7 million and $900,000, respectively, for the year ended December 31, 2000, and $40.5 million and $2.5 million, respectively, for the year ended December 31, 1999. The net assets held for sale for the remaining clinic classified as held for sale in the first quarter of 2000 at December 31, 2000 was approximately $1.7 million and consisted primarily of accounts receivable. Subsequent to year-end, the Company disposed of this remaining clinic's assets receiving consideration consisting of $2.0 million in cash and certain liabilities assumed by the purchasers.

         In 1999, we recorded an asset revaluation and restructuring charge of approximately $431.0 million. This charge included a net pre-tax asset revaluation charge of approximately $409.3 million, which was comprised of a $416.4 million asset revaluation charge less recovery of $7.1 million of certain asset revaluation charges recorded in the first quarter of 1998 and the third quarter of 1999 and a $21.7 million restructuring charge. This charge related to asset impairment of eleven clinic operations classified as held for sale at December 31, 1999 and the disposition of the assets of fifteen clinic operations during the year.

         In 1998, the Company recorded an asset revaluation and restructuring charge of approximately $224.9 million. This charge included a net pre-tax asset revaluation charge of approximately $202.9 million, which was comprised of a $213.7 million asset revaluation charge less recovery of $10.8 million of certain restructuring charges recorded in the first quarter of 1998 and a $22.0 million restructuring charge. This charge related to asset impairment at five clinic operations and the disposition of the assets of two clinic operations. Also, the charge provided for an adjustment to recognize the decline in future cash flows from the acquired physician practice management company, FPC, pursuant to SFAS 121. Additionally, this charge provided for the write-off of goodwill recorded in connection with the MHG acquisition and the write down of certain assets to net realizable value and service agreement intangibles to fair value.

         In summary, net revenue and pre-tax income (losses) from operations disposed of or closed as of December 31, 2000 were $507.8 million and $(18.8) million for the year ended December 31, 2000, compared to $1.1 billion and $33.1 million for the year ended December 31, 1999, and $1.2 billion and $58.4 million for the year ended December 31, 1998, respectively. Net revenue and pre-tax income (losses) from the operations held for sale at December 31, 2000 were $369.0 million and $(15.7) million for the year ended December 31, 2000, compared to $396.1 million and $7.0 million for the year ended December 31, 1999 and $249.5 million and $9.4 million for the year ended December 31, 1998, respectively.

Asset Impairments

         In 2000, we recorded asset revaluation charges of approximately $156.3 million related to the impairment of long-lived assets of certain of our operating units and at our corporate office. Approximately $65.3 million of this asset revaluation charge related to our managed IPA operations in Houston, $84.8 million related to clinic operations and $6.2 million related to the impairment of certain long-lived assets at our corporate office.

         We divested of the assets related to the Houston managed IPAs in the fourth quarter of 2000 and recovered approximately $2.3 of the asset impairment charge and $600,000 of the restructuring charge, respectively, recorded in the second quarter of 2000.

         The asset revaluation charges related to clinic operations of $84.8 million were based on our decision to restructure our service agreements and to reduce our investment in the assets of the clinics. In connection with this decision, we recorded charges in the year 2000 to reduce to net realizable value the related assets associated with these operations. Approximately $6.2 million of these charges relate to the impairment of certain long-lived assets at our corporate office due to the consolidation of administrative office space and the expected disposition of certain long-lived assets.

         In 1999, we recorded approximately $192.5 million of asset revaluation charges related to the impairment of long-lived assets of certain of our operating units. Approximately $172.5 million of these charges relate to certain clinic operations with the remainder relating to the operations of PhyCor Management Corporation ("PMC"), an IPA management company acquired in the first quarter of 1998. We determined to exit the most significant market in which PMC operated as a result of a variety of factors, including the loss of relationships with physicians in that market. These events were expected to impair the estimated future cash flows from the PMC acquisition and resulted in an asset impairment charge of approximately $20.0 million.

         In 1998, we recorded $51.3 million of asset revaluation charges related to the impairment of long-lived assets of two of our clinic operations. We had invested significantly in the operation of the Lexington Clinic to support the growth and expansion of the clinic and the Kentucky HMO. The Lexington Clinic's financial performance was negatively impacted by the combination of poor financial performance at a number of satellite locations, a challenging and extended information system conversion, a potential loss arising from a dispute with one of the Kentucky HMO's payors and the repayment of funds used to finance the Lexington Clinic's and the Kentucky HMO's growth. In light of the existing circumstances, realization of certain of our assets related to the Lexington Clinic was unlikely. Additionally, asset revaluation charges related to the impairment of long-lived assets of one of our ongoing group formation clinic operations were taken in 1998. We implemented plans to try to maintain the operations of the clinic, however, all intangible assets were written off based on our experience with new group formations. Fair value for the long-lived assets was determined primarily by utilizing the results of a cash flow analysis and an expectation of recoveries in asset dispositions.

Refinancing Costs

         We recorded approximately $3.4 million of refinancing charges related to the amendment and restatement of the Credit Facility in January and August 2000. These charges represented unamortized costs that were expensed as a result of the reduced commitment amounts and the acceleration of the maturity date of the Credit Facility. The amended Credit Facility converted substantially all of the outstanding balances under the previous revolving credit and synthetic lease facilities and outstanding letters of credit to a term loan and a $25 million revolving loan with a maturity of June 30, 2001. A further amendment effective March 30, 2001, extended the maturity of the Credit Facility under which only letters of credit are outstanding until December 31, 2001.

Restructuring Charges

         In 2000, we adopted and implemented restructuring plans and recorded pre-tax restructuring charges of approximately $50.8 million. These charges included approximately $16.2 million in severance costs, $24.8 million in facility and lease termination costs and $9.8 million in other exit costs detailed as follows:

         In the fourth quarter of 2000, we adopted and implemented restructuring plans and recorded a pre-tax restructuring recovery of approximately $400,000. This recovery was comprised of an $800,000 restructuring charge related to the exit of a small IPA market in our PrimeCare operations, the severance of several corporate office personnel and the reclassification of approximately $1.2 million related to compensation expense. This $1.2 million restructuring charge was reclassified in the fourth quarter and recorded as salaries, wages and benefits expense. These restructuring plans included the involuntary termination of five corporate personnel.

         In the third quarter of 2000, we adopted and implemented restructuring plans and recorded a pre-tax restructuring charge of approximately $10.5 million. This charge was comprised of approximately $1.2 million related to the operations of clinics that were closed, $7.9 million related to management's plans to cease operations and exit the Dallas and Houston IPA markets, and $1.4 million related to reductions in personnel at the corporate office. This charge included approximately $5.0 million in severance costs, $1.4 million in facility and lease termination costs and $4.1 million in other exit costs. These restructuring plans included the involuntary termination of 199 clinic, IPA management, business office and corporate personnel.

         In the second quarter of 2000, we adopted and implemented restructuring plans and recorded pre-tax restructuring charges of approximately $37.1 million. These charges were comprised of approximately $26.5 million related to the operations of clinics that were sold, closed or restructured, $700,000 related to management's plans to cease operations and exit an IPA market, and $9.9 million related to reductions in personnel and office space at the corporate office. These charges included approximately $11.4 million in severance costs, $21.5 million in facility and lease termination costs and $4.2 million in other exit costs. These restructuring plans included the involuntary termination of 512 clinic, IPA management, business office and corporate personnel.

         In the first quarter of 2000, we adopted and implemented restructuring plans and recorded pre-tax restructuring charges of approximately $3.6 million with respect to operations that were sold or were to be closed. These charges were comprised of approximately $1.9 million in facility and lease termination costs, $700,000 in severance costs and $1.0 million in other exit costs. These restructuring plans included the involuntary termination of 218 local clinic and IPA management and business office personnel.

         In 1999, we adopted and implemented restructuring plans and recorded net pre-tax restructuring charges totaling approximately $21.8 million with respect to operations that were being sold or shut down, of which approximately $9.5 million was recorded in the first quarter, $675,000 was recorded in the second quarter, a net $3.1 million was recorded in the third quarter and $8.5 million was recorded in the fourth quarter. The net third quarter charge of $3.1 million was comprised of a $4.2 million charge less recovery of certain asset revaluation charges recorded in the third quarter of 1998 due to sales proceeds exceeding carrying value. The fourth quarter charge of $8.5 million was primarily related to our plan to exit certain IPA markets. Of these IPA charges, approximately $8.1 million related to certain Florida markets and were comprised of approximately $400,000 in facility and lease termination costs, $100,000 in severance costs and $7.6 million in other exit costs. Due to mounting deficits and strained relations with payors in several Florida IPA markets, we adopted and implemented restructuring plans in the fourth quarter of 1999 to terminate the agreements with these payors and exit the related markets and centralize the remaining Florida IPA operations. These net charges were comprised of approximately $4.4 million in facility and lease termination costs, $5.1 million in severance costs and $12.3 million in other exit costs. These restructuring plans included the involuntary termination of 382 local clinic and IPA management and business office personnel.

         In 1998, we adopted and implemented restructuring plans and recorded pre-tax restructuring charges in the first quarter totaling $22.0 million with respect to clinics that were being sold or restructured whose asset revaluation charges were recorded in the fourth quarter of 1997. These charges were comprised of approximately $15.3 million in facility and lease termination costs, $4.6 million in severance costs and $2.1 million in other exit costs. These restructuring plans included the involuntary termination of 344 local clinic management and business office personnel.

         In summary, during 2000 we paid approximately $8.1 million in facility and lease termination costs, $13.7 million in severance costs and $8.0 million in other exit costs related to 2000, 1999 and 1998 charges. At December 31, 2000, the accrued restructuring reserves for clinics to be disposed of and exit costs for disposed clinic operations totaled approximately $26.9 million, which included $18.9 million in facility and lease termination costs, $3.5 million in severance costs and $4.5 million in other exit costs. We estimate that approximately $11.3 million of the remaining liabilities at December 31, 2000 are due and payable during the next 12 months. The remaining $15.6 million primarily relates to long term lease commitments.

Liquidity and Capital Resources

General

         In 2000, as a result of the outcome of discussions with our affiliated clinics, we determined to sell the assets of our medical clinic business and to apply the proceeds to the amounts outstanding under the Credit Facility. We failed to meet the February 2001 interest payment obligation under the Notes of approximately $4.4 million. The default under the Notes created a default under the Credit Facility, which default has been waived by the senior lenders. If the Notes were to be accelerated, a default would occur under the Warburg Notes. We have also defaulted on obligations related to several equipment and facility leases. We have entered into limited forbearance agreements with noteholders representing a majority of the aggregate principal amount of the Notes. Pursuant to the forbearance agreements, the holders have agreed not to take action under the Notes until April 30, 2001, subject to automatic ten business day extensions, and Warburg Pincus has agreed to forbear until June 30, 2001, subject to certain conditions. We have initiated discussions with an informal committee of holders of the Notes regarding a possible restructuring. We have engaged Jeffries & Co. to assist us in restructuring our balance sheet. In light of our operating history and current projections and in connection with the restructuring, it may be necessary to seek protection from our creditors in the future.

         At December 31, 2000, current liabilities exceeded our current assets by $305.8 million, compared to $197.8 million of working capital at December 31, 1999 primarily as a result of the reclassification of obligations under the Credit Facility, Notes and the Warburg Notes as current liabilities. At December 31, 2000, we had $0.9 million in cash and cash equivalents, including $0.6 million of restricted cash and cash equivalents, compared to $60.7 million and $29.6 million, respectively, at December 31, 1999. Restricted cash and cash equivalents include amounts held by IPA partnerships and HMOs, the use of which is restricted to operations of the IPA partnerships or to meet regulatory deposit requirements.

         We generated $5.6 million of cash flows from operations in 2000 compared to $115.4 million in 1999. Cash flows from operations of clinics that were disposed of or closed at December 31, 2000 resulted in a decrease of $76.1 million for 2000 compared to 1999. Our IPA management division experienced losses in certain markets in 2000. We ceased operations in eleven IPA markets in 2000, including the Houston and Dallas managed IPA markets in the fourth quarter of 2000. Of the 14 IPA markets remaining at December 31, 2000, eight IPA markets were held for sale and another two were closed during the first quarter of 2001. Cash flows related to our IPA operations decreased $34.4 million in 2000 compared to 1999, of which $46.1 million related to the managed IPA operations in Houston.

         To date in 2001, we have completed the disposition of the assets of the six remaining owned clinics, our remaining hospital and certain real estate held for sale at December 31, 2000 and received proceeds totaling $56.5 million in cash in addition to $13.8 million in notes receivable and certain liabilities being assumed by the purchasers, which approximated the net carrying value of these assets. In addition, we are seeking to sell CareWise and PrimeCare. We expect to recover the tangible book value of the assets held for sale, however, there can be no assurance we will do so. The sale of these operations will negatively impact our future revenues and the failure to consummate the sales on the anticipated terms would negatively impact our cash flows.

         The employment agreements with our two executive officers provide for the payment of bonuses aggregating up to a maximum of $2.25 million upon the repayment of borrowings under the Credit Facility. Approximately $0.2 million of the bonuses were earned in 2000 and the remainder was earned during the first quarter of 2001 of which $1.88 million has been paid to date. In addition, we have agreements with certain employees to pay such employees two months of advanced severance when we have no outstanding obligations under the Credit Facility, and we also owe bonuses to certain CareWise and PhySys employees. These obligations currently total approximately $800,000 and are in lieu of all other severance obligations.

         Capital expenditures during 2000 totaled $18.4 million. We expect to make less than $1.0 million in capital expenditures in 2001, which we anticipate will be funded primarily from operating cash flows.

         During 1999, we had favorably resolved outstanding Internal Revenue Service ("IRS") examinations for the years 1988 through 1995. The IRS had proposed adjustments relating to the timing of recognition for tax purposes of certain revenue and deductions related to accounts receivable, the Company's relationship with affiliated physician groups and various other timing differences. In August 1999, we received a $13.7 million tax refund as a result of applying the 1998 loss carryback to recover taxes paid in 1996 and 1997. During 2000, we resolved the outstanding IRS examination for the years 1996 through 1998. The IRS examination resulted in an adjustment to the 1998 loss carryback and accordingly, we repaid approximately $1.2 million plus interest, as a result of revisions in the alternative minimum tax calculation. The tax years 1988 through 1998 have been closed with respect to all issues without a material financial impact. Additionally, two subsidiaries are currently under examination for the 1995 and 1996 tax years. We acquired the stock of these subsidiaries during 1996. For the years under audit, and potentially, for subsequent years, any such adjustments could result in material cash payments by the Company. We cannot determine at this time the resolution of these matters, however, we do not believe the resolution of these matters will have a material adverse effect on our financial condition, although there can be no assurance as to the outcome of these matters. As of December 31, 2000, we had approximately $557.8 million in net operating loss carryforwards; accordingly, we do not expect to pay current federal income taxes for the foreseeable future.

Capital Resources

         We have $196.5 million in principal amount outstanding under the Notes which mature in 2003. Our failure to make the February 15, 2001 interest payment on the Notes resulted in an event of default under the terms of the related indenture on March 17, 2001. We have entered into limited forbearance agreements with noteholders representing 57% of the aggregate principal amount of the Notes. Pursuant to the forbearance agreements, the holders have agreed not to take action under the Notes until April 30, 2001, subject to automatic ten business day extensions. We have initiated discussions with an informal committee of holders of the Notes regarding a possible restructuring.

         Our Credit Facility and synthetic lease facility was modified several times in 2000. The Credit Facility, as amended August 25, 2000, provided for the conversion of outstanding balances under the previous revolving credit and synthetic lease facilities and outstanding letters of credit to a term loan ("Term Loan") and a $25 million revolving loan ("Revolving Loan"). Amounts were available under this Revolving Loan only to the extent repayments were made from our excess cash flows. The restated credit facility also included a senior secured revolving loan of up to $10 million ("New Revolving Loan"). Under the terms of this amended Credit Facility, net cash proceeds from asset sales are required to be prepaid against outstanding borrowings under the Term Loan, the Revolving Loan and the New Revolving Loan and then to cash collateralize outstanding letters of credit. Irrespective of asset sales, the aggregate balance of these loans and uncollateralized letters of credit is required to be reduced each month end until maturity on June 30, 2001. At April 6, 2001, all borrowings under the Credit Facility had been repaid and outstanding letters of credit totaled $8.9 million for which cash collateral of $4.9 million had been paid to the agent bank. No additional borrowings are available under the Credit Facility. The event of default under the Notes also resulted in an event of default under the Credit Facility, permitting the banks to require us to immediately provide the remaining $4.0 million needed to fully cash collateralize the letters of credit. We have obtained a waiver of this event of default.

         We are obligated to use substantially all of the cash proceeds from future asset sales to provide cash collateral for letters of credit issued under the Credit Facility until all such letters of credit are fully collateralized with cash. In the event the proceeds from the asset sales are less than anticipated or not received when anticipated, we may experience difficulty meeting our obligations under the Credit Facility. Such difficulty could cause a material adverse effect on our operations.

         The total drawn cost under the Credit Facility at December 31, 2000, was either (i) the applicable eurodollar rate plus 4.50% to 8.00% per annum or
(ii) the agent's base rate plus 1.00% per annum. The total weighted average drawn cost of outstanding borrowings at December 31, 2000 was 11.33%.

         Outstanding borrowings and letters of credit issued under the Credit Facility are secured by the capital stock the Company holds in certain of its subsidiaries (as defined in the Credit Facility), certain of our real property and the personal property held by the subsidiaries. The Credit Facility contains covenants which, among other things, imposes limitations or prohibitions on the Company with respect to (i) the incurring of certain indebtedness, (ii) the creation of security interests on the assets of the Company, (iii) the payment of cash dividends on, and the redemption or repurchase of, securities of the Company, (iv) investments and (v) acquisitions.

         The Company's synthetic lease facility, as amended in January 2000, provided off balance sheet financing with an option to purchase the leased facilities at the end of the lease term. The August 2000 amendment resulted in the conversion of $19.3 million of amounts outstanding under the synthetic lease facility into the term loan under the Credit Facility. In November 2000, all such amounts were repaid using asset sale proceeds and the synthetic lease facility was terminated.

         During 1998, we amended our existing $100 million interest rate swap agreement and entered into additional swap agreements. Fixed interest rates ranged from 5.14% to 5.78% relative to the one month or three month floating LIBOR. We terminated the swap agreements in July 2000 and received payments totaling $2.2 million which were used to reduce amounts outstanding under the Credit Facility. The FASB has issued Statement of Financial Accounting Standards
(SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which the Company is required to adopt in the first quarter of 2001. If we had retained the swap agreements, adoption of SFAS No. 133 would have required us to mark certain of its interest rate swap agreements to market due to lender optionality features included in those swap agreements. We have historically not engaged in trading activities in our interest rate swap agreements and do not intend to so do in the future.

         During the second quarter of 1999, we announced a definitive agreement allowing for an investment in PhyCor of up to $200.0 million by funds managed by Warburg, Pincus. The agreement allowed for the issuance of two separate series of zero coupon convertible subordinated notes. The first series of the Warburg Notes was issued on September 3, 1999 and provided gross proceeds to PhyCor of $100 million. We used the net proceeds of $92.5 million from the Warburg Notes to repay indebtedness outstanding under the credit facility. The Warburg Notes are non-voting, have a 6.75% yield and are convertible at an initial conversion price of $6.67 at the option of the holders into approximately 15.0 million shares of PhyCor common stock. The Warburg Notes will accrete to a maturity value of approximately $266.4 million at the 15-year maturity date and include an investor option to put the notes to PhyCor at the end of ten years. In the second quarter of 2000, we mutually agreed with Warburg, Pincus not to issue the second series of notes. If the principal due under the Notes were to be accelerated, an event of default would occur under the Warburg Notes. We have obtained a waiver and forbearance agreement through June 30, 2001 from Warburg Pincus relating to the possible default under the Warburg Notes, subject to earlier termination in certain circumstances.

         In conjunction with our securities repurchase program, we repurchased approximately 2.6 million shares of our common stock for approximately $12.6 million in 1998 and approximately 2.9 million shares of common stock for approximately $13.5 million in 1999. During the third quarter of 1999, we repurchased $3.5 million of our convertible subordinated debentures for a total consideration of approximately $2.5 million, resulting in an extraordinary gain of approximately $1.0 million. Our Credit Facility prohibits additional securities repurchases.

         In addition, as a result of the charges recorded by the Company in the second quarter of 2000, PhyCor no longer satisfied the minimum net tangible asset listing requirements of the NASDAQ Stock Market, Inc. ("NASDAQ"), and accordingly, its common stock was delisted as of August 25, 2000. Our common stock immediately began trading on the OTC Bulletin Board. This delisting negatively impacts our liquidity because it further hinders our ability to raise necessary capital through equity financing.

Market Risks Associated with Financial Instruments

         Our interest expense is sensitive to changes in the general level of interest rates. To mitigate the impact of fluctuations in interest rates, we have generally maintained a portion of our debt as fixed rate in nature either by borrowing on a long-term basis or entering into interest rate swap transactions. The interest rate swap agreements were contracts which periodically exchanged fixed and floating interest rate payments over the life of the agreements and were terminated during 2000. We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage features. For the years ended December 31, 2000 and 1999, the Company received a weighted average rate of 6.04% and 5.30% and paid a weighted average rate on its interest rate swap agreements of 5.45% and 5.45% respectively.

         The table below presents information about our market-sensitive financial instruments as of December 31, 2000. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. The fair values of long-term debt was determined based on quoted market prices at December 2000 for the same or similar debt issues.

                                                                                                             FAIR
 EXPECTED MATURITY           2001       2002      2003      2004      2005     THEREAFTER       TOTAL        VALUE
       DATE                -------     ------   -------    ------    ------    ----------      -------       -----
 -----------------                                            (IN THOUSANDS)
Long-term debt:
  Fixed rate .........     $ 2,036       491    196,830      357       387       267,871       467,972       40,154
  Average interest
  rate(1) ............        8.95%     7.78%      4.51%    8.12%     8.12%         6.76%         5.82%
  Variable rate ......      44,733        --         --       --        --            --        44,733       44,733
  Average interest
  rate(1) ............       11.33%       --         --       --        --            --         11.33%

(1) Average interest rates exclude deferred loan costs and debt offering costs.

Summary

         The completed and expected asset sales, including CareWise and PrimeCare, will substantially reduce our revenue and earnings in the future. There can be no assurance that the CareWise and PrimeCare operations can be sold on terms agreeable to us or that additional charges to earnings will not be necessary as a result of the final terms of the sales. In the event the proceeds from these asset sales are less than anticipated or are not received when anticipated, our liquidity may be materially adversely affected. The outcome of certain legal proceedings described in Part II, Item 1 hereof may have a negative impact on our liquidity and capital reserves.

         At December 31, 2000, we had cash and cash equivalents of approximately $0.9 million, including $0.6 million of restricted cash and cash equivalents, and currently have no availability under the Credit Facility. We defaulted on our obligation to make an interest payment of approximately $4.4 million, due February 15, 2001, on the Notes. In addition, the default under the Notes permitted the senior lenders under the Credit Facility to require the Company to immediately collateralize with cash all outstanding letters of credit, currently $4.0 million net of cash collateral; we have obtained a waiver of this default from our senior lenders. Finally, if the Notes were to be accelerated, a default would occur under the Warburg Notes. We have also defaulted on obligations related to several equipment and facility leases. We have obtained a limited forbearance agreement until April 30, 2001, with automatic extensions for ten business days, from bondholders representing approximately 57% of the Notes in the aggregate and a waiver and forbearance agreement from Warburg, Pincus through June 30, 2001 subject to certain conditions. Failure of the bondholders or Warburg, Pincus to continue the forbearance agreements could have a material adverse effect on our operations. There can be no assurance that we could satisfy any acceleration demand by the bondholders, the senior lenders or Warburg, Pincus.

         In their report on the audit of our consolidated financial statements for the fiscal year ended December 31, 2000 our auditors, have stated that our recurring losses from operations, net capital deficiency and net working capital deficit raise substantial doubts about our ability to continue as a going concern. We do not believe our operating income will exceed our costs in 2001 and do not anticipate having access to any additional capital. Accordingly, we expect to continue to experience negative cash flow. We have engaged Jefferies & Company, Inc. to assist us in restructuring our balance sheet, however, there can be no assurance that we will be successful in doing so. In light of our operating history and current projections and in connection with the restructuring, it may be necessary to seek protection from our creditors in the future.

RISK FACTORS

         Our disclosure and analysis in this report contain some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. These statements do not relate solely to historical or current facts and can be identified by the use of words such as "may," "believe," "will," "expect," "project," "estimate," "anticipate," "plan," "should" or "continue." From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.

         Any of our forward-looking statements in this report and in any other public statements we make may turn out to be incorrect. These statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion - for example, our ability to operate as a going concern, our ability to restructure our balance sheet, the adequacy of our capital resources, the possibility of seeking relief from creditors under U.S. bankruptcy laws, the impact to earnings and the possibility of additional charges to earnings resulting from terminating or restructuring our relationships with our IPAs and their payors, our ability to operate IPAs and other physician organizations profitably, changes in contractual relationships, competition in the health care industry, regulatory developments and changes, the nature of capitated fee arrangements and other methods of payment for medical services, the risk of professional liability claims, and the outcome of pending litigation will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

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

         Our Auditors Have Substantial Doubt About Our Ability to Continue as a Going Concern.

         In their report on the audit of our consolidated financial statements for the fiscal year ended December 31, 2000, our auditors have stated that our recurring losses from operations, net capital deficiency and net working capital deficit raise substantial doubts about our ability to continue as a going concern. We do not believe our operating income will exceed our costs in 2001 and do not anticipate having access to any additional capital. Accordingly, we expect to continue to experience negative cash flow. We have engaged Jefferies & Company, Inc. to assist us in restructuring our balance sheet, however, there can be no assurance that we will be successful in doing so. In light of our operating history and current projections and in connection with the restructuring, it may be necessary to seek protection from our creditors in the future.

         We Defaulted Under Our Debt Obligations.

         We defaulted on our obligation to make an interest payment of approximately $4.4 million, due February 15, 2001, on our outstanding 4.5% Convertible Subordinated Debentures Due 2003 (the "Notes"). In addition, the default under the Notes permitted the senior lenders under the Credit Facility to require the Company to immediately collateralize with cash all outstanding letters of credit, currently $4.0 million, net of cash collateral. We have obtained a waiver of the default from our senior lenders. Finally, if the Notes were to be accelerated, a default would occur under the Warburg Notes. We have also defaulted on obligations related to several equipment and facility leases. We have obtained a limited forbearance agreement until April 30, 2001, subject to automatic ten business day extensions, from bondholders representing approximately 57% of the Notes in the aggregate and a waiver and forbearance agreement from Warburg, Pincus through June 30, 2001, subject to certain conditions. Failure of the bondholders or Warburg, Pincus to continue the forbearance agreements could have a material adverse effect on our operations. There can be no assurance that we could satisfy any acceleration demand by the bondholders, the senior lenders or Warburg, Pincus. It may be necessary to seek protection from our creditors in the future.

         The PrimeCare Sale May Not Occur.

         We are currently negotiating an agreement related to the sale of PrimeCare, our California IPA division. The sale of PrimeCare would enable us to divest ourselves of all of our California IPA operations. While these operations are profitable and comprise a majority of our remaining revenue, there are significant risks inherent in managing a large IPA in this state. Any sale would require approval of the California DMHC and would require settlement of the Benz matter which is described in "Legal Proceedings" in Item 3 of this report. At present no definitive agreement regarding the sale of PrimeCare has been reached. There are inherent operating risks in the event an agreement is not reached if we continue to operate PrimeCare.

         Our PhySys Model May Not Be Profitable.

         Through PhySys, we currently provide management services to physician networks of health systems and independent physician groups, including multi-and single specialty groups, and are currently seeking additional affiliations with such groups. Pursuant to these arrangements, we will provide management services to the physician groups for a fee but will not acquire the assets or employ the personnel of the physician groups except for certain key employees, and will not have any ongoing obligation to provide capital to the groups. To date we are providing services to only two physician groups and one health system based on this model and there can be no assurance that these affiliations will be successful or that additional affiliations will develop. In addition, PhySys provides limited consulting services to medical organizations. There can be no assurance that new contracts will be obtained or if obtained that such arrangements will be profitable.

         The Efforts of HPMdirect May Be Unsuccessful.

         Through HPMdirect, we plan to market health and productivity services to self-insured employers to manage the healthcare and related costs of their employees. At present, we have one small contract to provide utilization review services, and have limited experience through our IPA management agreements in providing such services. There can be no assurance that we will be successful in developing this business or that if developed it will prove profitable. Many existing companies providing healthcare management services to employers have longer operating histories and greater access to capital, there can be no assurance we will be able to compete effectively with these companies.

         The Common Stock Performance May Decline Further.

         On August 25, 2000, our Common Stock was delisted from the Nasdaq National Market for failing to meet the listing maintenance criteria in effect at that time. Our Common Stock is currently quoted on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of the Common Stock. There can be no assurance that our Common Stock will remain quoted or that its stock price will not decline further. Moreover, if we were to seek protection from our creditors, our Common Stock could lose all of its value.

         The Outcome of Shareholder and Other Litigation May Adversely Affect Our Business and Financial Results.

         Claims have been brought against us and our executive officers and directors alleging various violations of state and federal securities laws. In addition, the Company has defaulted on several of its monetary obligations which have or are expected to result in litigation. The ultimate disposition of these matters could have a material adverse effect on our financial condition, cash flows and results of operations, as described in the discussions of such matters in "Legal Proceedings" in Item 3 in this report.

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

         Some of our competitors have longer operating histories, greater financial resources and more reliable cash flow. We may not be able to compete successfully with existing or new competitors.

         Fixed Fee Patient Arrangements May Not Be Profitable.

         Many of our managed IPA contracts with third party payors are based on fixed or capitated fee arrangements. Under these capitated arrangements, health care providers receive a fixed fee per person covered under the payor plan per month and bear the risk, subject to certain loss limits, that the total costs of providing medical services to the insured persons will exceed the fixed fee. Because capitated payments are made on a "per member" basis, the total payments paid to the IPA can vary from month to month as patients move into or out of payor plans. The IPAs' management fees are based, in part, upon a share of the remaining portion, if any, of the fixed fees. Some agreements with payors also contain "shared risk" provisions under which we and the IPA share additional compensation or losses based on the utilization of services. Any such losses could have a material adverse effect on our business. In certain cases we have letters of credit that may be drawn upon by the payor should the IPA become insolvent. Such events could have a material adverse affect on our operations.

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

         There Are Numerous Regulatory Risks Associated with Our Business and Industry.

         The state and federal governments highly regulate the health care industry and physicians' medical practices. All states restrict the unlicensed practice of medicine. In addition, many states prohibit physicians from splitting or sharing fees with nonphysician entities. Most of the states with fee-splitting laws only prohibit a physician from sharing fees with a referral source. Because we do not refer business to our managed groups, the fee-splitting laws in most states should not restrict the physician organizations from paying our management fee. If courts determined that we violated the corporate practice of medicine or fee-splitting statutes, courts could also hold the contracts between us and our managed physicians invalid.

         Federal antitrust law prohibits conduct that may result in price fixing or other anticompetitive conduct. Additionally, there is increasing scrutiny of arrangements between health care providers, potential referral sources, and entities in a position to increase or decrease utilization by (1) law enforcement authorities, (2) the Office of Inspector General of the Department of Health and Human Services, (3) the courts and (4) the Congress. Although we are not aware of any investigations of us that would negatively affect our business, we may be investigated in the future.

         Pursuant to the Health Insurance Portability and Accountability Act of 1996, the Department of Health and Human Services has promulgated regulations to address the privacy and security of a broad range of health information. We intend to comply with such regulations when implemented, but we cannot predict how such regulations may be modified prior to implementation, or how such modifications may impair our ability to comply or the costs of compliance.

         Federal law also prohibits offering, paying, soliciting or receiving payment for referrals, or arranging for referrals of, Medicare or other federal or state health program patients or patient care opportunities. The government has adopted or proposed several different exceptions or safe harbors for arrangements that will not be deemed to violate the Anti-Kickback Statute. The management fee structure of our remaining service agreements does not fit within a safe harbor because the fee is calculated in part on a percentage basis. Accordingly, there can be no assurance that the fee structure will not be successfully challenged. A successful challenge to our fee structure could adversely affect our financial condition and results of operations. If we violate the Medicare or Medicaid statutes, civil and criminal penalties could be assessed, and we could be excluded from further participation in Medicare or state health care programs and from providing services to providers in such programs.

         Efforts to control health care costs are increasing. In many of the payor agreements of our managed IPAs, the IPAs are paid on a capitated fee basis. Therefore, the health care provider's ability to effectively manage the costs and utilization of medical services determines the profitability of the fee. We, as well as our managed IPAs and affiliated providers, may be subject to liability claims and government enforcement action resulting from quality assurance and utilization review activities designed to control costs through more efficient utilization of health care services. Because we derive our revenue from the revenues generated by our managed IPAs, a higher than expected cost of providing services or a higher than expected rate of utilization may reduce our profitability.

         Insurance Regulations May Adversely Affect Our Business.

         Our managed IPAs enter into contracts and joint ventures with licensed insurance companies such as HMOs. Under these contracts, the IPAs may be paid on a capitated fee basis. Under capitation arrangements, health care providers bear the risk, subject to certain loss limits, that the total costs of providing medical services to members will exceed the premiums received. The IPAs may be deemed to be in the business of insurance if they subcontract with physicians or other providers to provide services on a fee-for-service basis. Thus, the IPAs may be subject to a variety of regulatory and licensing requirements applicable to insurance companies and HMOs. These requirements could increase the managed IPA's costs and lower our revenue. In addition, our Prime Care subsidiary holds a limited Knox-Keene license in the State of California and, as a result, is subject to an increased level of state oversight, including reserve requirements. During the third quarter of 2000, we reached an agreement with the DMHC regarding the funding of certain cash reserve requirements for claims payment. Our operations would be adversely affected if we failed to maintain compliance with the agreement and the California regulators took corrective action. In addition, our planned sale of PrimeCare requires approval of the DMHC.

         There Is a Risk of Tax Audit Adjustments.

         Two of our subsidiaries are currently under examination for the 1995 and 1996 tax years. We acquired the stock of one of these subsidiaries during 1996 and the other during 1998. For the years under audit and, potentially, for subsequent years, any such adjustments could require material cash payments by us. Any successful adjustment by the IRS would cause interest expense to be incurred. We do not believe the resolution of these matters will have a material adverse effect on our financial condition, although there can be no assurance as to the outcome of these matters.

         Our Involvement in the Medical Services Business Exposes Us to Risk of Professional Liability Claims.

         As a result of the fact that the physician groups with whom we had service agreements delivered medical services to the public, there is a risk of professional liability claims against us. Claims of this nature, if successful, could result in an award of damages that exceeds the limits of our insurance coverage. Insurance against losses of this type can be expensive and varies from state to state. In some cases, we continue to be covered by insurance policies of the groups, but in many cases, we have no insurance coverage. In the substantial majority of our markets, we did not control our affiliated physicians and physician groups' practice of medicine or compliance with regulatory requirements and accordingly, should not have liability from these operations. Such cases, however, are costly to defend, and successful malpractice claims brought against the physician groups, the managed IPAs and physician members could have a material adverse effect on our operations.

         Anti-Takeover Provisions Could Prevent an Acquisition of Our Company.

         We are authorized to issue up to 10,000,000 shares of preferred stock. The Board of Directors determines the rights of the preferred stock. In February 1994, the Board of Directors approved the adoption of a Shareholder Rights Plan. The Shareholder Rights Plan is meant to encourage potential acquirers of PhyCor to negotiate with the Board of Directors instead of making coercive, discriminatory and unfair proposals. Our stock incentive plans allow the acceleration of the vesting of options if there is a change of control. Our Charter classifies our Board of Directors into three classes. Each class of directors serves staggered terms of three years. A change of control without the bank's consent is a default under the Credit Facility. All of these factors may discourage or make it more difficult for there to be a change of control.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See Item 7. "Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources - Market Risks Associated With Financial Instruments."

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          PHYCOR, INC. AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS

                                                                                  PAGE
                                                                                  ----
Independent Auditors' Report................................................       35

Consolidated Balance Sheets.................................................       36

Consolidated Statements of Operations.......................................       37

Consolidated Statements of Shareholders' Equity (Deficit)...................       38

Consolidated Statements of Cash Flows.......................................       39

Notes to Consolidated Financial Statements..................................       41

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
PhyCor, Inc.:

We have audited the consolidated balance sheets of PhyCor, Inc. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PhyCor, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a net capital deficiency and has a net working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                                      /s/ KPMG LLP


Nashville, Tennessee
March 30, 2001, except as to Notes 12 and 15, which are as of April 6, 2001

                          PHYCOR, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                    (ALL AMOUNTS ARE EXPRESSED IN THOUSANDS)

                                                                                    2000                1999
                                                                                 -----------        -----------
                                                     ASSETS
Current assets:
     Cash and cash equivalents - unrestricted ...........................        $       286        $    31,093
     Cash and cash equivalents - restricted .............................                641             29,619
     Accounts receivable, less allowances of $2,035 in 2000 and
         $166,420 in 1999 ...............................................              2,389            230,513
     Inventories, prepaid expenses and other current assets .............              4,810             64,386
     Notes receivable, current installments .............................              1,514              3,994
     Assets held for sale, net ..........................................             72,704            101,988
                                                                                 -----------        -----------
                     Total current assets ...............................             82,344            461,593
Property and equipment, net .............................................             10,024            156,091
Intangible assets, net ..................................................             18,754            522,742
Notes receivable, excluding current installments ........................             31,873             31,211
Other assets ............................................................              2,019             23,288
                                                                                 -----------        -----------
                     Total assets .......................................        $   145,014        $ 1,194,925
                                                                                 ===========        ===========


                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current installments of long-term debt and capital leases ..........        $    46,306        $     7,170
     Current installments of convertible subordinated notes and
         debentures .....................................................            305,500                 --
     Accounts payable ...................................................              2,403             34,963
     Due to physician groups ............................................                113             30,142
     Purchase price payable .............................................                 --             20,711
     Salaries and benefits payable ......................................              1,909             25,544
     Incurred but not reported claims payable ...........................              1,297             45,124
     Current portion of accrued restructuring reserves ..................             11,277              7,316
     Other accrued expenses and current liabilities .....................             19,305             92,843
                                                                                 -----------        -----------
                     Total current liabilities ..........................            388,110            263,813

Long-term debt and capital leases, excluding current installments .......              2,862            249,401
Accrued restructuring reserves, excluding current portion ...............             15,578                679
Deferred credits and other liabilities ..................................              2,183             29,858
Convertible subordinated notes payable to physician groups ..............                637              6,839
Convertible subordinated notes and debentures ...........................                 --            298,750
                                                                                 -----------        -----------
                     Total liabilities ..................................            409,370            849,340
                                                                                 -----------        -----------

Minority interest in earnings of consolidated partnerships ..............                633              2,082

Shareholders' equity (deficit):
     Preferred stock, no par value, 10,000 shares authorized ............                 --                 --
     Common stock, no par value; 250,000 shares authorized; issued and outstanding 73,281 shares in 2000 and 73,479 shares in
         1999 ...........................................................            834,276            834,168
     Accumulated deficit ................................................         (1,099,157)          (490,773)
                                                                                 ===========        ===========
                      Total shareholders' equity (deficit) ..............           (264,989)           343,503
                                                                                 -----------        -----------

Commitments, contingencies and subsequent events
                      Total liabilities and shareholders' equity ........        $   145,014        $ 1,194,925
                                                                                 ===========        ===========

          See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
     (ALL AMOUNTS ARE EXPRESSED IN THOUSANDS, EXCEPT FOR EARNINGS PER SHARE)

                                                                                2000               1999                1998
                                                                             -----------        -----------        -----------
Net revenue ..........................................................       $   914,195        $ 1,516,195        $ 1,512,499
Operating expenses:
   Cost of provider services .........................................           227,177            204,202            134,302
   Salaries, wages and benefits ......................................           280,159            490,738            513,646
   Supplies ..........................................................           112,799            222,007            227,440
   Purchased medical services ........................................            17,289             36,403             37,774
   Other expenses ....................................................           157,473            235,165            218,359
   General corporate expenses ........................................            22,213             32,305             29,698
   Rents and lease expense ...........................................            61,349            118,104            126,453
   Depreciation and amortization .....................................            50,818             90,435             90,238
   Provision for asset revaluation, restructuring and refinancing ....           559,878            430,965            224,900
   Merger expenses ...................................................                --                 --             14,196
                                                                             -----------        -----------        -----------
         Net operating expenses ......................................         1,489,155          1,860,324          1,617,006
                                                                             -----------        -----------        -----------
Loss from operations .................................................          (574,960)          (344,129)          (104,507)
Other (income) expense:
   Interest income ...................................................            (6,059)            (5,022)            (3,032)
   Interest expense ..................................................            35,739             40,031             36,266
                                                                             -----------        -----------        -----------
         Loss before income taxes, minority interest and
          extraordinary item .........................................          (604,640)          (379,138)          (137,741)
Income tax expense (benefit) .........................................             1,029             53,318            (39,890)
Minority interest in earnings of consolidated partnerships ...........             2,715             13,088             13,596
                                                                             -----------        -----------        -----------
         Loss before extraordinary item ..............................          (608,384)          (445,544)          (111,447)
Extraordinary item - gain from early extinguishment of
   convertible subordinated debentures ...............................                --              1,018                 --
                                                                             -----------        -----------        -----------
         Net loss ....................................................       $  (608,384)       $  (444,526)       $  (111,447)
                                                                             ===========        ===========        ===========

Earnings (loss) per share:
   Basic - Continuing operations .....................................       $     (8.30)       $     (5.92)       $     (1.55)
         Extraordinary item ..........................................                --               0.01                 --
                                                                             -----------        -----------        -----------
                                                                             $     (8.30)       $     (5.91)       $     (1.55)
                                                                             ===========        ===========        ===========

   Diluted - Continuing operations ...................................       $     (8.30)       $     (5.92)       $     (1.55)
         Extraordinary item ..........................................                --               0.01                 --
                                                                             -----------        -----------        -----------
                                                                             $     (8.30)       $     (5.91)       $     (1.55)
                                                                             ===========        ===========        ===========
Weighted average number of shares and dilutive share
   equivalents outstanding:
   Basic .............................................................            73,281             75,179             71,822
   Diluted ...........................................................            73,281             75,179             71,822
                                                                             ===========        ===========        ===========

          See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                    (ALL AMOUNTS ARE EXPRESSED IN THOUSANDS)

                                                                                               RETAINED
                                                                                               EARNINGS
                                                                     COMMON STOCK            (ACCUMULATED
                                                                 SHARES        AMOUNT           DEFICIT)          TOTAL
                                                                 ------       ---------      ------------       ---------
Balances at December 31, 1997 ............................       64,530       $ 645,288       $    65,200       $ 710,488
   Issuance of common stock, net of offering expenses
     totaling $140 .......................................       12,663         204,286                --         204,286
   Repurchase of common stock ............................       (2,628)        (12,590)               --         (12,590)
   Conversion of subordinated notes payable to
     common stock ........................................          209           2,000                --           2,000
   Stock options exercised and related tax benefits ......        1,050          11,673                --          11,673
   Net loss ..............................................           --              --          (111,447)       (111,447)
                                                                 ------       ---------       -----------       ---------
Balances at December 31, 1998 ............................       75,824         850,657           (46,247)        804,410
   Issuance of common stock, net of offering expenses
     totaling $46 ........................................          348             797                --             797
   Repurchase of common stock ............................       (2,861)        (13,486)               --         (13,486)
   Cancellation of common stock and warrants .............          (30)         (4,316)               --          (4,316)
   Conversion of subordinated notes payable to
      common stock .......................................            1              22                --              22
   Stock options exercised ...............................          197             602                --             602
   Net loss ..............................................           --              --          (444,526)       (444,526)
                                                                 ------       ---------       -----------       ---------
Balances at December 31, 1999 ............................       73,479         834,276          (490,773)        343,503
   Issuance of common stock, net of offering expenses
     totaling $1 .........................................          295             182                --             182
   Refund of stock purchase plan contributions ...........           --            (290)               --            (290)
   Cancellation of common stock ..........................         (493)             --                --              --
   Net loss ..............................................           --              --          (608,384)       (608,384)
                                                                 ------       ---------       -----------       ---------
Balances at December 31, 2000 ............................       73,281       $ 834,168       $(1,099,157)      $(264,989)
                                                                 ======       =========       ===========       =========


          See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                    (ALL AMOUNTS ARE EXPRESSED IN THOUSANDS)

                                                                                   2000              1999              1998
                                                                                ----------        ----------        ----------
Cash flows from operating activities:
   Net loss .............................................................       $ (608,384)       $ (444,526)       $ (111,447)
   Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization ......................................           50,818            90,435            90,238
     Deferred income taxes ..............................................               --            51,355           (43,011)
     Minority interests .................................................            2,715            13,088            13,596
     Provision for asset revaluation, restructuring and refinancing .....          559,878           430,965           224,900
     Accretion of convertible subordinated notes ........................            6,750             2,250                --
     Merger expenses ....................................................               --                --            14,196
     Increase (decrease) in cash, net of effects of acquisitions and dispositions due to changes in:
           Accounts receivable, net .....................................           31,770            16,323              (777)
           Inventories ..................................................              (95)           (1,979)             (865)
           Prepaid expenses and other current assets ....................           16,431           (14,146)           (9,620)
           Accounts payable .............................................          (10,888)            5,079            (2,356)
           Due to physician groups ......................................           (4,892)          (11,017)           (1,365)
           Incurred but not reported claims payable .....................           14,279            (8,771)             (535)
           Accrued restructuring reserves ...............................          (30,973)          (18,982)           (7,121)
           Other accrued expenses and current liabilities ...............          (21,855)            5,312            (4,645)
                                                                                ----------        ----------        ----------
              Net cash provided by operating activities .................            5,554           115,386           161,188
                                                                                ==========        ==========        ==========
Cash flows from investing activities:
     Dispositions (acquisitions), net ...................................          210,528            33,648          (185,743)
     Purchase of property and equipment .................................          (18,337)          (51,719)          (67,612)
     Proceeds from (payments for) other assets ..........................           14,649           (17,221)          (17,914)
     Restricted cash held for sale ......................................          (30,378)               --                --
                                                                                ----------        ----------        ----------
           Net cash provided (used) by investing activities .............          176,462           (35,292)         (271,269)
                                                                                ==========        ==========        ==========
Cash flows from financing activities:
     Net proceeds from issuance of convertible subordinated notes .......               --            92,533                --
     Net proceeds from issuance of common stock and warrants ............              165             1,759            18,591
     Refund of stock purchase plan contributions ........................             (290)               --                --
     Repurchase of common stock .........................................               --           (13,486)          (12,590)
     Proceeds from long-term borrowings .................................               --                --           173,000
     Repayment of long-term borrowings ..................................         (228,542)         (151,398)          (16,156)
     Repayment of obligations under capital leases ......................           (3,148)           (6,200)           (6,139)
     Distributions of minority interests ................................           (4,482)          (15,586)          (10,130)
     Loan costs incurred ................................................           (5,504)           (1,318)             (341)
                                                                                ----------        ----------        ----------
           Net cash provided (used) by financing activities .............         (241,801)          (93,696)          146,235
                                                                                ----------        ----------        ----------
Net increase (decrease) in cash and cash equivalents ....................          (59,785)          (13,602)           36,154
Cash and cash equivalents - beginning of year ...........................           60,712            74,314            38,160
                                                                                ----------        ----------        ----------
Cash and cash equivalents - end of year .................................       $      927        $   60,712        $   74,314
                                                                                ==========        ==========        ==========


          See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                    (ALL AMOUNTS ARE EXPRESSED IN THOUSANDS)

                                                                                2000             1999               1998
                                                                             ----------        ----------        ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid (received) during the year for:
   Interest ..........................................................       $   28,138        $   40,593        $   34,792
   Income taxes, net of refunds ......................................              611           (13,560)          (14,510)
                                                                             ==========        ==========        ==========
SUPPLEMENTAL SCHEDULE OF INVESTING ACTIVITIES:
Effects of dispositions and acquisitions, net:
   Assets acquired, net of cash ......................................       $   (1,694)       $  (21,722)       $ (377,649)
   Liabilities paid, including deferred purchase price payments ......           (7,262)          (33,193)          (25,583)
   Issuance (cancellation) of convertible subordinated notes
     payable .........................................................               --            (9,806)            8,317
   Issuance (cancellation) of common stock and warrants ..............               --            (4,676)          193,057
   Cash received from disposition of clinic assets, net ..............          219,484           103,045            16,115
                                                                             ----------        ----------        ----------
     Dispositions (acquisitions), net ................................       $  210,528        $   33,648        $ (185,743)
                                                                             ==========        ==========        ==========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
Capital lease obligations incurred to acquire equipment ..............       $      220        $      399        $      808
                                                                             ==========        ==========        ==========
Conversion of subordinated notes payable to common stock .............       $       --        $       22        $    2,000
                                                                             ==========        ==========        ==========

          See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

(1)      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND
         PRACTICES

         (a)      Description of Business

         The Company is a medical network management company that develops and manages independent practice associations ("IPAs"), provides contract management services to physician networks owned by health systems, manages certain medical organizations and provides consulting services to independent medical organizations. Through the CareWise, Inc. subsidiary ("CareWise"), which is held for sale, the Company also provides health care decision-support services, including demand management and disease management services, to managed care organizations, health care providers, employers and other group associations for approximately 3.3 million consumers worldwide. Prior to the latter half of 2000, the Company, through wholly-owned subsidiaries, had acquired certain assets of and operated clinics under long-term service agreements with affiliated physician groups that practiced exclusively through such clinics. The Company provided administrative and technical support for professional services rendered by the physician groups under service agreements. In 2000, the Company divested the assets related to most of its affiliated physician groups and used the proceeds to pay down borrowings under its bank credit facility (the "Credit Facility"). The Company operated eight clinics, six of which were held for sale, in five states and 41 clinics in 21 states at December 31, 2000 and 1999, respectively.

         The Company also manages IPAs which are networks of independent physicians. Fees earned from managing the IPAs are based upon a percentage of revenue collected by the IPAs and also upon a share of surplus, if any, of capitated revenue of the IPAs. These IPAs included approximately 16,600 and 24,400 physicians in 14 and 25 markets at December 31, 2000 and 1999, respectively. Affiliated physicians provided medical services under capitated contracts to approximately 639,000 patients, including approximately 127,000 Medicare and Medicaid eligible patients at December 31, 2000.

         The Company anticipates providing health and productivity services to large self-insured employers through a wholly-owned subsidiary, HPMdirect, Inc. ("HPMdirect").

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

         (c)      Use of Estimates

         Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         (d)      Cash and Cash Equivalents

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents as of December 31, 2000, included approximately $2.6 million of consolidated partnership cash of which $1.9 million was classified as held for sale. These balances may only be used for the operations of the respective partnerships.

         (e)      Accounts Receivable

         Accounts receivable principally represent receivables from patients and third-party payors for medical services provided by physician groups. Terms of the service agreements require the Company to purchase receivables generated by the physician groups on a monthly basis. Such amounts are recorded net of contractual allowances and estimated bad debts. Accounts receivable are a function of net clinic revenue rather than net revenue of the Company (See note 3).

         (f)      Inventories

         Inventories are comprised primarily of medical supplies, medications and other materials used in the delivery of health care services by the physician groups at the Company's clinics and hospitals. The Company values inventories at the lower of cost or market with cost determined using the first-in, first-out (FIFO) method. At December 31, 2000, substantially all inventory is held for sale.

         (g)      Property and Equipment

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

         (h)      Intangible Assets

         Clinic Service Agreements

         Historically, costs of obtaining clinic service agreements were amortized using the straight-line method over the periods during which the agreements were effective, up to a maximum of 25 years. Clinic service agreements represented the exclusive right to operate the Company's clinics in affiliation with the related physician groups during the term of the agreements. In the event of termination of a service agreement, the related physician group was obligated to purchase all clinic assets, including the unamortized portion of intangible assets, generally at net book value. Currently, the Company is providing management services under service agreements which do not obligate the Company to provide capital and require no initial capital investment.

         Excess of Cost of Acquired Assets Over Fair Value

         Excess of cost of acquired assets over fair value (goodwill) is amortized using the straight-line method over a period not to exceed 25 years.

         Other Intangible Assets

         Other intangible assets include costs associated with obtaining financing which are being amortized systematically over the terms of the related debt agreements.

         Amortization and Recoverability

         Effective April 1, 1998, the Company changed its policy with respect to amortization of intangible assets. All existing and future intangible assets are amortized over a period not to exceed 25 years from the inception of the respective intangible assets. Had the Company adopted this policy for the first quarter of 1998, amortization expense would have increased by approximately $3.3 million, resulting in a decrease in diluted earnings per share of $0.03. Amortization of intangibles amounted to $20,324,000, $37,944,000, and $38,034,000 for 2000, 1999
         and 1998, respectively.

         The Company periodically reviews its intangible assets to assess their recoverability and impairments are recognized in the statement of operations if a permanent impairment is determined to have occurred. Recoverability of intangibles is determined based on undiscounted future operating cash flows from the related business unit or activity. The amount of impairment, if any, is measured based on discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds or based on the fair value of the related business unit or activity. The assessment of the recoverability of intangible assets will be impacted if estimated future operating cash flows are not achieved.

         (i)      Impairment of Long-Lived Assets

         The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

         (j)      Income Taxes

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided against deferred tax assets to the extent that it is not more than likely they will be realized.

         (k)      Incurred but not Reported Claims

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

         (l)      Financial Instruments

         To mitigate the Company's exposure to fluctuating interest rates, it entered into an interest rate swap agreement beginning in 1997. During 1998, the Company amended its existing $100 million interest rate swap agreement and entered into additional swap agreements. Fixed interest rates ranged from 5.14% to 5.78% relative to the one month or three month floating LIBOR. The Company terminated the swap agreements in July 2000 and received payments totaling $2.2 million which were recorded as a deferred gain and amortized over the term of the Credit Facility. The proceeds were used to reduce amounts outstanding under its Credit Facility. These agreements were accounted for on the accrual method. The Company has historically not engaged in trading activities in its interest rate swap agreements and does not intend to so do in the future.

         The FASB has issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138 which the Company adopted in the first quarter of 2001 without any financial impact. If the Company had retained the swap agreements, adoption of SFAS No. 133 would have required the Company to mark certain of its interest rate swap agreements to market due to lender optionality features included in those swap agreements.

         (m)      Stock Option Plans

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

         (n)      Earnings (Loss) Per Share

         Basic earnings (loss) per share is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted earnings (loss) per share reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period.

         Options and warrants to purchase 3,504,000, 17,476,000 and 14,760,000 shares of common stock were outstanding at December 31, 2000, 1999 and 1998, respectively, but were not included in the computation of diluted EPS due to losses for all years, as a result of the options and warrants being antidilutive. Antidilutive securities at December 31, 1999 also included 151,000 shares of common stock to be issued at future dates related to clinic acquisitions. Additionally, subordinated notes payable convertible into 24,000, 223,000 and 1,636,000 shares at December 31, 2000, 1999 and 1998, respectively, were antidilutive. Interest paid on the convertible notes was offset by service agreement fees received by the Company of an equal amount.

         (o)     Comprehensive Income

         Comprehensive income generally includes all changes in equity during a period except those resulting from investments by shareholders and distributions to shareholders. Net income was the same as comprehensive income for 2000, 1999 and 1998.

         (p)      Reclassifications

         Certain prior year amounts have been reclassified to conform to the 2000 presentation.

(2)      LIQUIDITY AND GOING CONCERN

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern with the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, the Company's leveraged financial structure and losses from operations give rise to the fact that such realization of assets and liquidation of liabilities is subject to significant uncertainty. At December 31, 2000, current liabilities exceeded the Company's current assets by $305.8 million.

         In 2000, as a result of the outcome of discussions with the Company's affiliated clinics, the Company determined to sell the assets in its medical clinic business and to apply the proceeds to the amounts outstanding under the Credit Facility. The Company failed to meet the February 2001 interest payment obligation under the 4.5% convertible subordinated notes ("Notes") of approximately $4.4 million. The Company has entered into limited forbearance agreements with noteholders representing a majority of the aggregate principal amount of the Notes. Pursuant to the forbearance agreements, the holders have agreed not to take action under the Notes until April 30, 2001, subject to automatic ten business day extensions. The Company has initiated discussions with an informal committee of holders of the Notes regarding a possible restructuring. In connection with the restructuring it may be necessary for the Company to seek protection from its creditors. A restructuring could materially change the amounts reported in the accompanying consolidated financial statements, which do not give effect to all adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization. The Company's ability to continue as a going concern is dependent upon, among other things, future profitable operations, the ability to comply with the terms of the Company's credit facility and the ability to generate sufficient cash flow from operations and financing arrangements to meet obligations.

(3)      NET REVENUE

         Net revenue of the Company is comprised of net clinic service agreement revenue, IPA management revenue, net hospital revenues and other operating revenues. Clinic service agreement revenue is equal to the net revenue of the clinics, less amounts retained by physician groups. Net clinic revenue recorded by the physician groups is recorded at established rates reduced by provisions for doubtful accounts and contractual adjustments. Contractual adjustments arise as a result of the terms of certain reimbursement and managed care contracts. Such adjustments represent the difference between charges at established rates and estimated recoverable amounts and are recognized in the period the services are rendered. Any differences between estimated contractual adjustments and actual final settlements under reimbursement contracts are recognized as contractual adjustments in the year final settlements are determined. With the exception of certain clinics acquired as part of the First Physician Care, Inc.
         (FPC) acquisition, the physician groups rather than the Company, entered into managed care contracts. Through calculation of its service fees, the Company shares indirectly in any capitation risk assumed by its affiliated physician groups.

         IPA management revenue is equal to the difference between the amount of capitation and risk pool payments payable to the IPAs managed by the Company less amounts retained by the IPAs. The Company has not historically been a party to capitated contracts entered into by the IPAs, but is exposed to losses to the extent of its share of deficits, if any, of the capitated revenue of the IPAs. Through the PrimeCare International, Inc. (PrimeCare) and The Morgan Health Group, Inc. (MHG) acquisitions, the Company became a party to certain managed care contracts. Accordingly, the cost of provider services for the PrimeCare and MHG contracts is not included as a deduction to net revenue of the Company but is reported as an operating expense. The Company had terminated all payor contracts relating to MHG and commenced closing its MHG operations April 30, 1999. At December 31, 2000, the Company had underwritten letters of credit totaling $3.1 million for the benefit of certain managed care payors to help ensure payment of costs for which the Company's affiliated IPAs are responsible. The Company is exposed to losses if a letter of credit is drawn upon and the Company is unable to obtain reimbursement from the IPA. The Company has experienced losses of approximately $400,000 under letters of credit in 2000.

         The following represent amounts included in the determination of net revenue (in thousands):

                                                                      2000          1999          1998
                                                                   ----------    ----------    ----------
Gross physician group, hospital and other revenue .............    $1,761,621    $3,309,195    $3,494,608
Less:
     Provisions for doubtful accounts and  contractual
       adjustments ............................................       814,377     1,425,570     1,414,728
                                                                   ----------    ----------    ----------
       Net physician group, hospital  and other revenue .......       947,244     1,883,625     2,079,880
IPA revenue: ..................................................       912,415     1,120,843       776,470
                                                                   ----------    ----------    ----------
     Net physician group, hospital, IPA  and other revenue ....     1,859,659     3,004,468     2,856,350
Less amounts retained by physician groups and IPAs:
     Physician groups .........................................       311,672       641,480       715,287
     Clinic technical employee compensation ...................        42,617        84,232        94,906
     IPAs .....................................................       591,175       762,561       533,658
                                                                   ----------    ----------    ----------
         Net revenue ..........................................    $  914,195    $1,516,195    $1,512,499
                                                                   ==========    ==========    ==========

         The Company derived most of its net revenue from its affiliated physician groups with which it had service agreements or management agreements. The Company's affiliated physician groups derived approximately 27%, 25% and 26% of their net revenues from services provided under the Medicare program for the years ended December 31, 2000, 1999 and 1998, respectively. Other than the Medicare program, the physician groups have no customers which represent more than 10% of aggregate net clinic revenue for the years ended December 31, 2000, 1999 and 1998 or 5% of accounts receivables at December 31, 2000 and 1999.

(4)      ACQUISITIONS

         (a)      Multi-Specialty Medical Clinics

         The Company did not affiliate with any multi-specialty medical clinics during the year 2000. In 1999, the Company affiliated with the Rockford Health System, effective November 1, located in Rockford, Illinois and the Carolina Premier Medical Group, effective December 1, located in Raleigh, North Carolina. The Company's contract with the Carolina Premier Medical Group terminated May 31, 2000. In 1998, the Company affiliated with the Grove Hill Medical Center, effective March 1, located in New Britain, Connecticut and the Huntington Medical Group, effective October 1, located in Huntington, New York. The net assets of the Grove Hill Medical Center and the Huntington Medical Group were sold in July, 2000 and February, 2001, respectively.

         Historically, the Company acquired certain operating assets of various individual physician practices and single specialty groups which were merged into clinics already operated by the Company. In 1999, service agreement rights of approximately $2.1 million were recorded in conjunction with mergers. The Company acquired operating assets and liabilities in exchange for cash. Such consideration for the above mergers was approximately $2.6 million for 1999 and $152.3 million for 1998. The acquisitions were accounted for as purchases, and the accompanying consolidated financial statements include the results of their operations from the dates of their respective acquisitions. The physicians as employees of the clinics become subject to the terms of the applicable service agreement.

         (b)      Independent Practice Associations (IPAs)

         Effective January 1, 1995, the Company completed its merger with North American Medical Management, Inc. (NAMM), an operator and manager of IPAs. The Company made additional payments for the NAMM acquisition pursuant to an earn-out formula of $35 million in April 1998, of which $13.0 million was paid in shares of the Company's common stock. Additional payments of approximately $600,000 were made in 1999. In July 1998, the Company acquired MHG, an Atlanta-based IPA, for approximately 500,000 shares of common stock and assumed liabilities for an aggregate purchase price of approximately $33.1 million, of which $31.6 million was recorded as goodwill at the time of acquisition. Also, during 1998 the Company recorded goodwill of approximately $14.3 million primarily related to the acquisition of an IPA management company and an HMO. During 1999, the Company recorded goodwill of approximately $3.5 million primarily related to additional investments in an IPA market and the acquisition of the remaining interest in an HMO. At December 31, 2000, all unamortized goodwill relating to the NAMM acquisition, with the exception of $2.0 million, has been expensed in 2000 as asset revaluation charges in conjunction with asset dispositions and impairments.

         (c)      PhyCor Management Corporation (PMC)

         In June 1995, the Company purchased a minority interest of approximately 9% in PMC and managed PMC pursuant to a 10-year administrative services agreement. PMC developed and managed IPAs and provided other services to physician organizations. The Company acquired the remaining interests of PMC on March 31, 1998 for an aggregate purchase price of approximately $21.0 million paid in shares of the Company's common stock and integrated the operations of PMC into NAMM. At December 31, 2000, no goodwill remains on the Company's balance sheet related to the PMC purchase.

         (d)      PrimeCare

         In May 1998, the Company acquired PrimeCare, a medical network management company serving southern California's Inland Empire area, in a purchase business combination for approximately 4.0 million shares of common stock, assumed liabilities and cash for an aggregate purchase price of approximately $187.2 million. PrimeCare's delivery network is comprised of an integrated campus, including the Desert Valley Medical Group, Desert Valley Hospital and Apple Valley Surgery Center, as well as the Inland Empire area IPA network. Goodwill of approximately $143.4 million was recorded in conjunction with the purchase in 1998. The remaining net assets of PrimeCare are classified as held for sale at estimated fair value less costs to sell in the accompanying consolidated balance sheet.

         (e)      CareWise, Inc. (CareWise)

         In July 1998, the Company acquired Seattle-based CareWise, a nationally recognized leader in the health care decision-support industry for approximately 3.1 million shares of common stock and assumed liabilities for an aggregate purchase price of approximately $67.1 million. The acquisition was accounted for as a purchase. Goodwill of approximately $59.5 million was recorded in conjunction with the purchase. The remaining net assets of CareWise are classified as held for sale at estimated fair value less costs to sell in the accompanying consolidated balance sheet.

         (f)      First Physician Care, Inc.

         In July 1998, the Company acquired Atlanta-based FPC, a privately-held physician practice management company that operated in six markets in Texas, Florida, Illinois, New York and Georgia, and provided practice management services to approximately 140 physicians. The acquisition was made for approximately 2.9 million shares of common stock and assumed liabilities for an aggregate purchase price of approximately $60.4 million, and was accounted for as a purchase. Goodwill of approximately $43.4 million was recorded in conjunction with the purchase in 1998. The operations of First Physician Care, Inc. have been sold, liquidated or discontinued as of December 31, 2000 and no related goodwill remains on the Company's balance sheet.

(5)      BUSINESS SEGMENTS

         The Company has two reportable segments based on the way management has organized its operations: multi-specialty clinics and IPAs. The Company derives its revenues primarily from operating multi-specialty medical clinics and managing IPAs (See Note 3). In addition, the Company provides health care decision-support services and operates two hospitals (one at December 31, 2000) that do not meet the quantitative thresholds for reportable segments and have therefore been aggregated within the corporate and other category.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on earnings from operations before asset revaluation and restructuring charges, refinancing, merger expenses, minority interest and income taxes. The following is a financial summary by business segment for the periods indicated (in thousands):

                                                                               2000           1999           1998
                                                                            ----------     ----------     -----------
         Multi-specialty clinics:
         Net revenue ...................................................    $  536,889     $1,103,350     $1,237,993
         Operating expenses(1) .........................................       504,810      1,001,394      1,111,088
         Interest income ...............................................        (5,928)        (3,283)        (1,480)
         Interest expense ..............................................        33,872         75,406         85,366
         Earnings before taxes and minority interest(1) ................         4,135         29,833         43,019
         Depreciation and amortization .................................        25,992         67,576         77,718
         Segment assets ................................................        37,703        789,344      1,414,159

         IPAs:
         Net revenue ...................................................       321,240        358,282        242,812
         Operating expenses(1) .........................................       339,924        338,970        209,625
         Interest income ...............................................        (2,389)        (2,505)        (1,729)
         Interest expense ..............................................         9,798         10,674          9,362
         Earnings (loss) before taxes and minority interest(1) .........       (26,093)        11,143         11,958
         Depreciation and amortization .................................        12,775         13,750          8,963
         Segment assets ................................................        71,590        286,979        299,641

         Corporate and other(2):
         Net revenue ...................................................        56,066         54,563         31,694
         Operating expenses(1) .........................................        84,543         88,995         57,197
         Interest income ...............................................         2,258            766            177
         Interest expense ..............................................        (7,931)       (46,049)       (58,462)
         Earnings (loss) before taxes, minority interest and
            extraordinary item(1) ......................................       (22,804)        10,851         32,782
         Depreciation and amortization .................................        12,051          9,109          3,557
         Segment assets ................................................        35,721        118,602        165,485

         (1) Amounts exclude provision for asset revaluation and clinic restructuring and merger expenses.

         (2) This segment includes all corporate costs and real estate holdings as well as the results for CareWise and hospitals managed by the Company.

(6)      NOTES RECEIVABLE

         The Company accepted notes receivable as partial consideration for the disposition of the assets of several clinics. The notes receivable at December 31, consist of the following (in thousands):

                                                                            2000        1999
                                                                          --------    --------
         Notes receivable ............................................    $ 37,325    $ 37,330
         Less: discount for fair value (rates approximating 16%) .....       3,938       2,125
                                                                          --------    --------
           Notes receivable, net .....................................      33,387      35,205
         Less current installments ...................................       1,514       3,994
                                                                          --------    --------
           Notes receivable, excluding current installments ..........    $ 31,873      31,211
                                                                          ========    ========

         In January 2001, the Company accepted a $7.2 million prepayment for a $15.1 million long-term note receivable included in notes receivable above. The resulting charge to earnings was recorded in the first quarter of 2001.

(7)      PROPERTY AND EQUIPMENT

         Property and equipment at December 31, consists of the following (in thousands):

                                                                                          2000           1999
                                                                                       ----------     -----------
         Land and improvements.........................................                $       --     $    10,066
         Buildings and leasehold improvements..........................                     5,024          44,542
         Equipment.....................................................                    12,406         203,017
         Construction in progress......................................                        42           1,616
                                                                                       ----------     -----------
                                                                                           17,472         259,241
         Less accumulated depreciation and amortization................                     7,448         103,150
                                                                                       ----------     -----------
           Property and equipment, net.................................                $   10,024     $   156,091
                                                                                       ==========     ===========

         At December 31, 2000 equipment held under capital leases were related to entities classified as held for sale in the accompanying consolidated balance sheet. At December 31, 1999, equipment with a cost of approximately $15.8 million, and accumulated amortization of approximately $9.2 million, respectively, was held under capital leases.

(8)      INTANGIBLE ASSETS

         Intangible assets at December 31, net of accumulated amortization, consist of the following (in thousands):

                                                                                       2000              1999
                                                                                     --------          ---------
         Clinic service agreements.........................................          $  7,544          $ 232,493
         Excess of cost of acquired assets over fair value.................             2,000            277,752
         Loan issuance costs...............................................             9,210             12,497
                                                                                     --------          ---------
           Intangible assets, net..........................................          $ 18,754          $ 522,742
                                                                                     ========          =========

(9)      FAIR VALUE OF FINANCIAL INSTRUMENTS

         At December 31, 2000 and 1999, the fair value of the Company's cash and cash equivalents, accounts receivable, accounts payable, purchase price payable and accrued expenses approximated their carrying value because of the short maturities of those financial instruments. The fair value of the Company's long-term debt also approximates its carrying value since the related notes bear interest at current market rates.

         The estimated fair value of the convertible subordinated notes payable to physician groups was approximately $586,000 and $5,883,000 as of December 31, 2000 and 1999, respectively. The carrying value of these notes was approximately $637,000 and $6,839,000 at December 31, 2000 and 1999, respectively. The estimated fair value of the Company's zero coupon convertible subordinated notes was approximately $12,535,000 and $53,170,000 as of December 31, 2000 and 1999. The carrying value of the zero coupon convertible notes was approximately $109.0 million and $102.3 million at December 31, 2000 and 1999, respectively. The estimated fair value of these convertible securities is based on the greater of their yield to maturity and quoted market prices for similar debt issues or the closing market value of the common shares into which they could have been converted at the respective balance sheet date. The estimated fair value of the Company's convertible subordinated debentures was approximately $22,598,000 and $102,180,000 as of December 31, 2000 and 1999, respectively, compared to a carrying value of $196,500,000 at December 31, 2000 and 1999, respectively. The estimated fair value of these convertible debentures is based on quoted market prices at these dates.

(10)     CONVERTIBLE SUBORDINATED NOTES PAYABLE TO PHYSICIAN GROUPS

         At December 31, 2000 and 1999, the Company had outstanding convertible subordinated notes payable to affiliated physician groups in the aggregate principal amount of approximately $637,000 and $6,839,000, respectively. These notes bear interest at 7.0% and are convertible into shares of the Company's common stock at conversion prices ranging from $26.35 to $28.91 per share. The convertible notes may be converted into approximately 24,000 shares of common stock as of December 31, 2000 at the option of the holders.

(11)     CONVERTIBLE SUBORDINATED NOTES AND DEBENTURES

         The Company has $196.5 million in principal amount outstanding under its 4.5% convertible subordinated debentures ("Notes") which mature in 2003. Failure by the Company to make the February 15, 2001 interest payment on the Notes resulted in an event of default under the terms of the related indenture on March 17, 2001. The Company has entered into limited forbearance agreements with noteholders representing 57% of the aggregate principal amount of the Notes. Pursuant to the forbearance agreements, the holders have agreed not to take action under the Notes until April 30, 2001, subject to automatic 10 business day extensions. The Company has initiated discussions with an informal committee of holders of the Notes regarding a possible restructuring.

         The Notes were originally priced at par with a coupon rate of 4.5% and are convertible into the Company's common stock at $38.67 per share. From February 15, 1999 to maturity, the Notes may be redeemed at prices decreasing from 102.572% of face value to 100% of face value. During the third quarter of 1999, the Company purchased $3.5 million of the Notes for a total consideration of approximately $2.5 million, resulting in an extraordinary gain of approximately $1.0 million.

         During the second quarter of 1999, the Company announced a definitive agreement allowing for an investment in the Company of up to $200.0 million by funds managed by E.M. Warburg, Pincus and Co., LLC
         ("EMW LLC"). The agreement allowed for two separate series of zero coupon convertible subordinated notes. The first of these series ("Series A Notes"), was issued on September 3, 1999, and provided gross proceeds to PhyCor of $100 million. The Company used the net proceeds from the Series A Notes of $92.5 million to repay indebtedness outstanding under the Company's Credit Facility The Series A Notes are non-voting, have a 6.75% yield, and are convertible at an initial conversion price of $6.67 at the option of the holder into approximately 15.0 million shares of PhyCor common stock. The Series A Notes, with a carrying value of $109.0 million at December 31, 2000, will accrete to a maturity value of approximately $266.4 million at the 15-year maturity date and include an investor option to put the notes to PhyCor at the end of ten years. In the second quarter of 2000, the Company mutually agreed with EMW LLC not to issue the second series of notes.

         If the principal due under the Notes were to be accelerated, an event of default would occur under the Series A Notes. The Company has obtained a waiver and forbearance agreement through June 30, 2001 from Warburg Pincus & Co. relating to the possible default under the Series A Notes, subject to earlier termination in certain circumstances.

(12)     LONG-TERM DEBT

         Long-term debt at December 31, consists of the following (in thousands):

                                                                                          2000            1999
                                                                                       ---------        ---------
         Bank credit facility,  bearing interest at a weighted average rate            $  44,733        $ 241,000
           of 11.33% at December 31, 2000.......................................
         Mortgages  payable,  bearing  interest at rates ranging from 8.25%                4,012            4,273
           to 9.75%, secured by land, buildings, and certain equipment..........
         Capital lease obligations..............................................             121            5,286
         Other notes payable....................................................             302            6,012
                                                                                       ---------        ---------
                  Total long-term debt..........................................          49,168          256,571
         Less current installments..............................................          46,306            7,170
                                                                                       ---------        ---------
             Long-term debt, excluding current installments.....................       $   2,862        $ 249,401
                                                                                       =========        =========

         The Company modified its Credit Facility and its synthetic lease facility several times in 2000. The Credit Facility, as amended August 25, 2000, provided for the conversion of outstanding balances under the previous revolving credit and synthetic lease facilities and outstanding letters of credit to a term loan ("Term Loan") and a $25 million revolving loan ("Revolving Loan"). Amounts were available under this Revolving Loan only to the extent repayments were made from excess cash flows of the Company. The restated credit facility also included a senior secured revolving loan of up to $10 million ("New Revolving Loan"). Under the terms of this amended Credit Facility, net cash proceeds from asset sales are required to be prepaid against outstanding borrowings under the Term Loan, the Revolving Loan and the New Revolving Loan and then to cash collateralize outstanding letters of credit. Irrespective of asset sales, the aggregate balance of these loans and uncollateralized letters of credit is required to be reduced each month end until maturity on June 30, 2001. At April 6, 2001, all borrowings under the Credit Facility had been repaid and outstanding letters of credit totaled $8.9 million for which cash collateral of $4.9 million had been paid to the agent bank. No additional borrowings are available under the Credit Facility.

         The event of default under the Notes (Note 11) also resulted in an event of default under the Credit Facility, permitting the banks to require the Company to immediately provide the remaining $4.0 million as of March 30, 2001, needed to fully cash collateralize the letters of credit. The Company has obtained a waiver, the terms of which had the effect of eliminating this event of default.

         The total drawn cost under the Credit Facility at December 31, 2000, was either (i) the applicable eurodollar rate plus 4.50% to 8.00% per annum or (ii) the agent's base rate plus 1.00% per annum. The total weighted average drawn cost of outstanding borrowings at December 31, 2000 was 11.33%.

         Outstanding borrowings and letters of credit issued under the Credit Facility are secured by the capital stock the Company holds in its significant subsidiaries (as defined in the Credit Facility), certain real property of the Company and the personal property held by the significant subsidiaries. The Credit Facility contains covenants which, among other things, imposes limitations or prohibitions on the Company with respect to (i) the incurring of certain indebtedness, (ii) the creation of security interests on the assets of the Company, (iii) the payment of cash dividends on, and the redemption or repurchase of, securities of the Company, (iv) investments and (v) acquisitions.

         The Company's synthetic lease facility, as amended in January 2000, provided off balance sheet financing with an option to purchase the leased facilities at the end of the lease term. The August 2000 amendment resulted in the conversion of $19.3 million of amounts outstanding under the synthetic lease facility into the term loan under the Credit Facility. In November 2000, all remaining amounts outstanding under the synthetic lease facility were repaid using asset sale proceeds and the synthetic lease facility was terminated.

         The Company recorded approximately $3.4 million of refinancing charges related to the amendment and restatement of the Credit Facility in January and August 2000. This charge represented unamortized costs that were expensed as a result of the reduced commitment amounts and the acceleration of the maturity date of the Credit Facility.

         The aggregate maturities of long-term debt at December 31, 2000 are as follows (in thousands):

                           2001............................. $  46,306
                           2002.............................       317
                           2003.............................       330
                           2004.............................       357
                           2005.............................       387
                           Thereafter.......................     1,471
                                                             ---------
                                                             $  49,168
                                                             =========

(13)     LEASES

         The Company has entered into operating leases for commercial property and equipment with affiliated physician groups and third parties. Commercial properties under operating leases include clinic buildings, satellite operations, and administrative facilities.

         The future minimum lease payments under noncancelable operating leases net of sublease income at December 31, 2000, are as follows (in thousands):

                                                                                            Net
                                                                                         Operating
                                                                                           Leases
                                                                                        -----------
                 2001...............................................................    $     9,863
                 2002...............................................................          5,639
                 2003...............................................................          4,621
                 2004...............................................................          3,769
                 2005...............................................................          3,295
                 Thereafter.........................................................          3,823
                                                                                        -----------
                          Total minimum lease payments..............................    $    31,010
                                                                                        ===========

         Net payments under operating leases at December 31, 2000, include total commitments of approximately $107.9 million reduced by amounts to be reimbursed under clinic service agreements of approximately $76.8 million. Payments due under operating leases include approximately $40.2 million payable to physician groups and their affiliates. Generally, in the event of a service agreement termination, any related lease obligations are also terminated. Operating leases with remaining payments totaling $18.9 million at December 31, 2000 were not terminated in conjunction with the sale or closure of various operations. Such liabilities are included in accrued restructuring reserves at December 31, 2000.

         An executive officer and director of the Company, is shareholder of Healthcare Realty Trust, Incorporated ("HRT"), a real estate investment trust, and was a director of HRT from 1993 until February 2001. The Company's Vero Beach property is leased from HRT by PhyCor of Vero Beach, Inc., a wholly-owned subsidiary of the Company, at a base rental of approximately $1.2 million per year until 2009. First Physician Care of South Florida, Inc., a wholly-owned subsidiary of the Company made payments in 2000 to HRT totaling approximately $400,000 pursuant to a lease which terminates in 2009. The Company has guaranteed the lease obligations of its formerly affiliated Roanoke, Virginia physician group Lewis-Gale Clinic, LLC to HRT. The Roanoke physician group leases properties under a 15-year agreement with HRT which includes rent and certain operating expenses. Such payments totaled approximately $7.0 million in 2000.

(14)     SHAREHOLDERS' EQUITY

         (a)      Common Stock

         In September 1998, the Company adopted a common stock repurchase program whereby the Company may repurchase up to $50.0 million of its common stock. In October 1998, the Company announced the expansion of its common stock repurchase program into a securities repurchase program to include the Company's 4.5% convertible subordinated debentures and other securities, the economic terms of which are derived from the common stock and/or debentures. In conjunction with the securities repurchase program, the Company repurchased approximately 2.9 million shares of common stock in 1999 for approximately $13.5 million and approximately 2.6 million shares of common stock in 1998 for approximately $12.6 million. The Company's amended Credit Facility prohibited additional securities repurchases.

         (b)      Preferred Stock

         The Company has 10,000,000 shares of authorized but unissued preferred stock. The Company has reserved for issuance 500,000 shares of Series A Junior Participating Preferred Stock issuable in the event of certain change-in-control events.

         (c)      Warrants

         The following represents a summary of all warrants outstanding at December 31, 2000 (shares in thousands):

                                                                                    EXERCISABLE AT
                                      EXPIRATION       NUMBER         EXERCISE       DECEMBER 31,
         GRANT DATE                      DATE         OF SHARES        PRICE            2000
         ----------                   ----------      ---------       --------      ---------------
         February 1992                   2002             2           $  4.74             2
         June 1995                       2005           348             15.40           348
                                                        ---                             ---
                                                        350                             350
                                                        ===                             ===

         (d)      Stock Option Plans and Directors' Stock Plan

         The Company has three stock option plans. Under the 1999 Incentive Stock Plan ("1999 Plan"), the Company has reserved 4,500,000 shares of its common stock for issuance pursuant to option and stock grants to employees and directors. No additional options or stock will be granted under the Amended 1988 Incentive Stock Plan ("1988 Plan") which terminated in 1999. As of December 31, 2000, options to purchase 2,372,000 shares of common stock were outstanding pursuant to the 1988 Plan. Under the Amended 1992 Non-Employee Directors' Stock Plan ("Directors Plan"), 637,500 shares of common stock are reserved. Under all plans, stock options are granted with an exercise price equal to the estimated fair market value of the Company's common stock on the date of grant. Most options under the 1999 Plan and the 1988 Plan have a term of ten years and are exercisable in installments over periods ranging up to five years. Options under the Directors Plan have a term of ten years and are exercisable when granted. At December 31, 2000, there were approximately 7,700,000 and 343,000 additional shares available for grant under the 1999 Plan and the Directors Plan, respectively.

         In August 1998, the Company adopted an option exchange program available to all option holders, excluding the executive officers and the Board of Directors. Such eligible holders were given the opportunity to exchange options granted after October 1994 for new options with a renewed four year vesting schedule representing fewer shares at an exercise price of $7.91 per share. Options to purchase an aggregate of 3,964,000 shares were issued as a result of the exchange of 8,575,000 previously issued options (91% of eligible options.)

         During the third quarter of 2000, option holders voluntarily surrendered to the Company for no value options to purchase 6,449,000 shares of common stock.

         In connection with the resignation of an executive officer in 2000, the Company agreed to grant an option to purchase 200,000 shares of the Company's common stock. The options expire 10 years from the date of grant. To date, the Company has not granted these options.

         The per share weighted-average fair value of stock options granted during 2000, 1999 and 1998 was $1.63, $2.78, and $8.24 on the date of grant using the Black Scholes option-pricing model with the following assumptions: an expected dividend yield of 0.0% for all years, expected volatility of 167% in 2000, 116% in 1999 and 105% in 1998, risk-free interest rate of 5.88% in 2000 and ranging from 4.25% to 6.00% in 1999 and 4.25% to 5.75% in 1998 and an expected life of five years for 2000 and 1999 and two to five years for 1998.

         The Company applies APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss and per share amounts would have been changed to the pro forma amounts indicated below (in thousands except for loss per share):

                                                                     2000          1999          1998
                                                                 ---------     ----------     ---------
         Net loss                          As reported           $(608,384)    $ (444,526)     $(111,447)
                                           Pro forma              (593,066)      (458,101)      (130,579)
                                           As reported               (8.30)         (5.91)         (1.55)
         Basic loss per share              Pro forma                 (8.09)         (6.09)         (1.82)
                                           As reported               (8.30)         (5.91)         (1.55)
         Diluted loss per share            Pro forma                 (8.09)         (6.09)         (1.82)

         Stock option activity during the periods indicated is as follows (shares in thousands):

                                                                                  Number of      Weighted-Average
                                                                                    Shares        Exercise Price
                                                                                  ----------     ----------------
         Balance at December 31, 1997                                              12,983           $   20.99
              Granted                                                               8,742               12.68
              Assumed in connection with acquisitions                                 776                6.77
              Exercised                                                            (1,050)               6.64
              Forfeited                                                            (3,426)              21.49
              Exchanged                                                            (4,611)              18.64
                                                                                  -------           ---------
         Balance at December 31, 1998                                              13,414               10.27
              Granted                                                               6,190                3.36
              Exercised                                                              (187)               3.16
              Forfeited                                                            (3,335)               9.49
                                                                                  -------           ---------
         Balance at December 31, 1999                                              16,082                6.72
              Granted                                                                 367                1.69
              Forfeited                                                            (6,846)               7.16
              Surrendered                                                          (6,449)               6.90
                                                                                  -------           ---------
         Balance at December 31, 2000                                               3,154           $   10.62
                                                                                  =======           =========

         At December 31, 2000, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $0.66 - $31.50 and 6.80 years, respectively. At December 31, 2000, 1999 and 1998, the number of options exercisable was 2,625,000, 8,035,000, and 6,366,000, respectively, and the weighted-average exercise price of those options was $11.18, $10.42, and $13.87, respectively.

         (e)      Stock Purchase Plans

         The Company terminated its employee and affiliate stock purchase plans effective June 30, 2000. During 2000, 1999 and 1998, approximately 111,000, 152,000 and 163,000 shares, respectively, were issued relative to the employee stock purchase plan. Shares issued under the employee stock purchase plan were generally priced at the lower of 85% of the fair market value of the Company's common stock on the first or the last trading days of the plan year.

         Under the affiliate stock purchase plan, eligible participants generally included physicians and other employees of medical clinics with which the Company had a management or service agreement and employees of limited liability companies and partnerships in which the Company had an equity interest of at least 50%. Shares issued under the affiliate plan to employees of limited liability companies and partnerships in which the Company had an equity interest of at least 50% were priced using a method similar to that of the employee stock purchase plan. Shares issued under the affiliate plan to other participants were priced equal to 95% of the market price on the purchase date. During 2000, 1999 and 1998, approximately 92,000, 162,000 and 760,000 shares, respectively, were issued under this plan.

         Pro forma compensation expense included in the pro forma calculation above is recognized for the fair value of each stock purchase right estimated on the date of grant using the Black Scholes pricing model. The following assumptions were used for stock purchases: an expected dividend yield of 0.0% for all years, expected volatility of 167% in 2000, 116% in 1999 and 105% in 1998, risk-free interest rate of 6.13% to 6.38% in 2000, 4.5% to 5.75% in 1999 and 5.5% in 1998, and an
         expected life of three months to one year for 2000 and 1999 and one year for 1998.

(15)     ASSET REVALUATION, RESTRUCTURING AND REFINANCING

         In 2000, the Company recorded asset revaluation, restructuring and refinancing charges of approximately $559.9 million. This charge included a net pre-tax asset revaluation charge of approximately $505.7 million, which was comprised of a $549.3 million asset revaluation charge less recovery of $43.6 million of certain asset revaluation charges recorded previously, $50.8 million of restructuring charges and $3.4 million of refinancing charges. These charges related to the disposition of certain assets associated with the completed sales of assets of 34 clinic operations and expected sales of certain assets of the Company's clinic operations at amounts less than book value, the revaluation of certain assets associated with several operating units held for sale, the write off of deferred financing costs related to debt refinancing and the Company's decision to cease operations and exit certain IPA markets.

         In 1999, the Company recorded asset revaluation and restructuring charges of approximately $431.0 million. These charges included a net pre-tax asset revaluation charge of approximately $409.3 million, which was comprised of a $416.4 million asset revaluation charge less recovery of $7.1 million of certain asset revaluation charges recorded in the first quarter of 1998 and the third quarter of 1999 and a $21.7 million restructuring charge. These charges related to asset impairment of eleven clinic operations classified as held for sale at December 31, 1999 and the disposition of the assets of fifteen clinic operations during the year.

         In 1998, the Company recorded asset revaluation and restructuring charges of approximately $224.9 million. These charges included a net pre-tax asset revaluation charge of approximately $202.9 million, which was comprised of a $213.7 million asset revaluation charge less recovery of $10.8 million of certain restructuring charges recorded in the first quarter of 1998 and a $22.0 million restructuring charge. These charges related to asset impairment at five clinic operations and the disposition of the assets of two clinic operations. Also, the charge provided for an adjustment to recognize the decline in future cash flows from the acquired physician practice management company, FPC, pursuant to SFAS 121. Additionally, this charge provided for the write-off of goodwill recorded in connection with the MHG acquisition and the write down of certain assets to net realizable value and service agreement intangibles to fair value.

         At December 31, 2000, net assets held for sale and expected to be sold during the next 12 months totaled approximately $72.7 million after taking into account the charges relating to clinics and IPAs with which the Company intends to terminate or restructure its affiliation and the revaluation of certain other assets. These net assets consisted of current assets, property and equipment, intangible assets and other assets less liabilities which are expected to be assumed by the purchasers.

         Net revenue and pre-tax income (losses) from operations disposed of or closed as of December 31, 2000 were $507.8 million and $(18.8) million for the year ended December 31, 2000, compared to $1.1 billion and $33.1 million for the year ended December 31, 1999, and $1.2 billion and $58.4 million for the year ended December 31, 1998, respectively. Net revenue and pre-tax income (losses) from the operations held for sale at December 31, 2000 were $369.0 million and $(15.7) million for the year ended December 31, 2000, compared to $396.1 million and $7.0 million for the year ended December 31, 1999 and $249.5 million and $9.4 million for the year ended December 31, 1998, respectively.

         The Company completed the disposition of the assets of 34 clinics, certain real estate holdings and other assets during 2000 and received consideration consisting of $219.5 million in cash and $24.7 million in notes receivable and deferred payments, in addition to certain liabilities assumed by the purchasers. As of April 6, 2001, the Company has completed the disposition of the assets of its six remaining clinics and hospital and certain real estate and received proceeds totaling $56.5 million in cash and $13.8 million in notes receivable, in addition to certain liabilities assumed by the purchasers, which approximated the net carrying value of these clinic assets. These dispositions represented $55.8 million of the net assets held for sale at December 31, 2000. During the second or third quarter of 2001, the Company expects to complete the sale of its PrimeCare IPA operations and CareWise. The Company expects to recover in excess of tangible book value of the assets of these operating units held for sale, however, there can be no assurance it will do so. The sale of these operating units will negatively impact the Company's future revenues and the failure to consummate the sales on the anticipated terms would negatively impact the Company's near term cash flows.

         Restructuring charges totaling $22.0 million were recorded in the first quarter of 1998 with respect to clinics that were being sold or restructured. These restructuring plans included the involuntary termination of 344 local clinic management and business office personnel. Approximately $10.8 million of restructuring liabilities from the first quarter 1998 restructuring charge were reversed against the third quarter 1998 asset revaluation charge as the Company determined to dispose of certain clinic operations that were originally anticipated to be restructured. In 1999, the Company adopted and implemented restructuring plans and recorded net pre-tax restructuring charges totaling approximately $21.8 million with respect to operations that were being sold or shut down. These restructuring plans included the involuntary termination of 382 local clinic and IPA management and business office personnel. In 2000, the Company adopted and implemented restructuring plans and recorded net pre-tax restructuring charges totaling approximately $50.8 million with respect to operations that were being sold or shut down. These restructuring plans included the involuntary termination of 933 clinic, IPA management, business office and corporate personnel and such terminations are expected to be completed over the next six months. The Company estimates that approximately $11.3 million of the remaining liabilities at December 31, 2000 are due and payable during the next 12 months. The remaining $15.6 million primarily relates to long term lease commitments.

         The following table summarizes the restructuring accrual and payment activity for 2000 and 1999 (in thousands):


                                                         FACILITY &        SEVERANCE &      OTHER
                                                     LEASE TERMINATION       RELATED         EXIT
                                                          COSTS               COSTS         COSTS        TOTAL
                                                     -----------------     -----------     --------     --------
Balances at December 31, 1998                        $             740     $     1,713     $  1,652     $  4,105
  1999 charges                                                   4,320           5,119       12,308       21,747
  Transfer of excess assets impairment charge                      550             325          250        1,125
  Payments                                                      (1,812)         (4,922)     (12,248)     (18,982)
  Other re-allocations                                          (1,154)            146        1,008           --
                                                     -----------------     -----------     --------     --------
Balances at December 31, 1999                                    2,644           2,381        2,970        7,995
  2000 charges                                                  24,764          16,249        9,833       50,846
  Payments                                                      (8,134)        (13,701)      (7,979)     (29,814)
  Non-utilized charges taken into income                          (104)         (1,288)        (780)      (2,172)
  Other re-allocations                                            (289)           (179)         468           --
                                                     -----------------     -----------     --------     --------
Balances at December 31, 2000                        $          18,881     $     3,462     $  4,512     $ 26,855
                                                     =================     ===========     ========     ========


(16)     MERGER EXPENSES


         The Company recorded a pre-tax charge to earnings of approximately $14.2 million in the first quarter of 1998 relating to the termination of its merger agreement with MedPartners, Inc. This charge represents the Company's share of investment banking, legal, travel, accounting and other expenses incurred during the merger negotiation process.

(17)     INCOME TAX EXPENSE

         Income tax expense (benefit) for the years ended December 31, 2000, 1999 and 1998, consists of (in thousands):

                                                                        2000             1999             1998
                                                                     ----------       ----------        ---------
         Current:
              Federal..........................................      $       --       $       --               300
              State............................................           1,029            1,963             2,821
         Deferred:
              Federal..........................................              --           52,585           (42,124)
              State............................................              --           (1,230)             (887)
                                                                     ----------       ----------         ---------
                                                                     $    1,029       $   53,318         $ (39,890)
                                                                     ==========       ==========         =========

         For federal income tax purposes, the Company receives a deduction arising from the exercise of non-qualified stock options equal to the difference between the fair market value at date of exercise and the exercise price. This tax benefit was recorded as a credit to common stock in the amount of $4.7 million in 1998. No such tax benefit was realized in 2000 or 1999.

         Total income tax expense (benefit) differed from the amount computed by applying the U.S. federal income tax rate of 35 percent in 2000, 1999 and 1998 to earnings (loss) before income taxes as a result of the following (in thousands):

                                                                              2000            1999           1998
                                                                            ----------     ----------     ----------
         Computed "expected" tax expense (benefit) .....................    $ (212,574)    $ (136,923)    $  (52,968)
         Increase (reduction) in income taxes resulting from:
              Change in valuation allowance ............................       138,226        146,634             --
              State income taxes, net of federal income tax benefit ....         1,029            477          1,257
              Amortization of nondeductible goodwill ...................         3,472          5,737          4,103
              Nondeductible goodwill written off .......................        71,236         32,034          8,582
              Other, net ...............................................          (360)         5,359           (864)
                                                                            ----------     ----------     ----------
                   Total income tax expense (benefit) ..................    $    1,029     $   53,318     $  (39,890)
                                                                            ==========     ==========     ==========

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are presented below (in thousands):

                                                                                        2000          1999
                                                                                     ----------    ----------
         Deferred tax assets:
              Clinic service agreements .........................................    $   18,735    $   50,046
              Reserves (including incurred but not reported self-insurance
                claims) .........................................................        79,101        35,486
              Operating loss carryforwards ......................................       243,108       116,482
              Cash to accrual adjustment ........................................         7,778         9,923
              Other .............................................................         1,598         1,923
                                                                                     ----------    ----------
                  Total gross deferred tax asset ................................       350,320       213,860
         Valuation allowance ....................................................       328,379       190,153
                                                                                     ----------    ----------
              Net deferred tax assets ...........................................        21,941        23,707
                                                                                     ----------    ----------
         Deferred tax liabilities:
              Plant and equipment, principally due to differences in depreciation         2,827         7,600
              Capital leases ....................................................         2,369         5,175
              Prepaid expenses ..................................................           437         1,429
              Income from partnerships ..........................................        14,719         5,893
              Accounts receivable ...............................................            --         1,661
              Other .............................................................         1,589         1,949
                                                                                     ----------    ----------
                  Total gross deferred tax liabilities ..........................        21,941        23,707
                  Net deferred tax assets .......................................    $       --    $       --
                                                                                     ==========    ==========


         The significant components of the deferred tax expense (benefit) as of December 31, 1999 are as follows (in thousands):


                                                                                                     1999
                                                                                                   --------
         Change in net deferred tax assets ....................................................    $ 32,746
         Expense resulting from tax benefits allocated to reduce intangible assets.............      35,221
         Benefit resulting from release of reserves upon settlement of Internal Revenue Service
              exams ...........................................................................      (3,697)
         Utilization of net operating loss carryback ..........................................     (13,666)
         Other ................................................................................         751
                                                                                                   --------
              Deferred tax expense ............................................................    $ 51,355
                                                                                                   ========

         The net change in the total valuation allowance for the year ended December 31, 2000, which primarily relates to federal and state net operating loss carryforwards and expenses relating to the provision for asset revaluation and restructuring charges not expected to be deductible for federal and state tax purposes, was an increase of $138.2 million. As of December 31, 2000, the Company had approximately $557.8 million of federal and $547.1 million of state net operating loss carryforwards which begin to expire in 2007. The utilization of these carryforwards is subject to the future level of taxable income of the Company and its applicable subsidiaries. However, the Company believes the realization of the deferred tax assets is not more likely than not to occur based on the historical results and industry trends. Refundable federal and state income taxes totaled approximately $600,000 at December 31, 1999.

         During 1999, the Company favorably resolved its outstanding Internal Revenue Service ("IRS") examinations for the years 1988 through 1995. The IRS had proposed adjustments relating to the timing of recognition for tax purposes of certain revenue and deductions related to accounts receivable, the Company's relationship with affiliated physician groups, and various other timing differences. The tax years 1988 through 1998 have been closed with respect to all issues without a material financial impact. Two subsidiaries are currently under examination for the 1995 and 1996 tax years. The Company acquired the stock of these subsidiaries during 1996. Additionally, one subsidiary is currently under examination by the state of California for the 1996 tax year. The Company acquired the stock of this subsidiary during 1998. For the years under audit, and potentially, for subsequent years, any such adjustments could result in material cash payments by the Company. Any successful adjustment by the IRS or California would cause interest expense to be incurred. PhyCor does not believe the resolution of this matter will have a material adverse effect on its financial condition, although there can be no assurance as to the outcome of this matter. In August 1999, the Company received a $12.5 million tax refund as a result of applying the 1998 loss carryback to recover taxes paid in 1996 and 1997. The Company has approximately $557.8 million in federal net operating loss carryforwards; accordingly, the Company does not expect to pay current federal income taxes for the foreseeable future.

(18)     EMPLOYEE BENEFIT PLANS

         As of January 1, 1989, the Company adopted the PhyCor, Inc. Savings and Profit Sharing Plan. The Plan is a defined contribution plan covering the majority of employees. Company contributions are based on specified percentages of employee compensation. The Company funds contributions as accrued. The plan expense for 2000, 1999 and 1998 amounted to $7.0 million, $15.4 million, and $14.0 million, respectively.

         In connection with certain of the Company's acquisitions, the Company adopted defined contribution employee retirement plans previously sponsored solely by the physician groups. The Company has recognized as expense its required contributions to be made to the plans of approximately $4.1 million, $7.7 million, and $7.6 million relative to its employees for 2000, 1999 and 1998, respectively.

(19)     COMMITMENTS AND CONTINGENCIES

         (a)      Employment Agreements

         The Company has entered into employment agreements with certain of its management employees, which include, among other terms, non-compete provisions and salary and benefits continuation.

         The employment agreements with the Company's two executive officers provide for the payment of bonuses aggregating up to a maximum of $2.25 million upon the repayment of borrowings under the Credit Facility. Approximately $0.2 million of the bonuses were earned in 2000 and the remainder was earned during the first quarter of 2001 of which $1.88 million was paid as of March 30, 2001. In addition, we have agreements with certain employees to pay such employees two months of advanced severance when we have no outstanding obligations under the Credit Facility, and we also owe bonuses to certain CareWise and PhySys employees. These obligations total approximately $800,000.

         (b)      Litigation

         The Company and certain of its current and former officers and directors, Joseph C. Hutts, Derril W. Reeves, Thompson S. Dent, Richard
         D. Wright and John K. Crawford (only Mr. Dent remains employed by the Company while he and Mr. Hutts serve as directors) have been named defendants in 10 securities fraud class actions filed in state and federal courts in Tennessee between September 8, 1998 and June 24, 1999. The factual allegations of the complaints in all 10 actions are substantially identical and assert that during various periods between April 22, 1997 and September 22, 1998, the defendants issued false and misleading statements which materially misrepresented the earnings and financial condition of the Company and its clinic operations and misrepresented and failed to disclose various other matters concerning the Company's operations in order to conceal the alleged failure of the Company's business model. Plaintiffs further assert that the alleged misrepresentations caused the Company's securities to trade at inflated levels while the individual defendants sold shares of the Company's stock at such levels. In each of the actions, the plaintiff seeks to be certified as the representative of a class of all persons similarly situated who were allegedly damaged by the defendants' alleged violations during the "class period." Each of the actions seeks damages in an indeterminate amount, interest, attorneys' fees and equitable relief, including the imposition of a trust upon the profits from the individual defendants' trades. The federal court actions have been consolidated in the U. S. District Court for the Middle District of Tennessee. Defendants' motion to dismiss was denied. The state court actions were consolidated in Davidson County, Tennessee. The Plaintiffs' original consolidated class action compliant in state court was dismissed for failure to state a claim. Plaintiffs, however, were granted leave to file an amended complaint. The amended complaint filed by Plaintiffs asserted, in addition to the original Tennessee Securities Act claims, that Defendants had also violated Section 11 and 12 of the Securities Act of 1933 for alleged misleading statements in a prospectus released in connection with the CareWise acquisition. The amended complaint also added KPMG LLP (KPMG), the Company's independent public auditors. KPMG removed this case to federal court and its motion to dismiss has been denied. On October 20, 2000, this case was consolidated with the original federal consolidated action and a new consolidated complaint has been filed. The Company, the individual defendants and KPMG have filed an answer and the discovery process is nearing completion. The trial of all the consolidated cases is set for November 6, 2001. The Company believes that it has meritorious defenses to all of the claims, and is vigorously defending against these actions. There can be no assurance, however, that such defenses will be successful or that the lawsuits will not have a material adverse effect on the Company. The Company's Restated Charter provides that the Company shall indemnify the officers and directors for any liability arising from these suits unless a final judgment establishes liability
         (a) for a breach of the duty of loyalty to the Company or its shareholders, (b) for acts or omissions not in good faith or which involve intentional misconduct or knowing violation of law or (c) for an unlawful distribution.

         On April 18, 2000, a jury in the case of United States of America ex rel. William R. Benz v. PrimeCare International, Inc. and Prem Reddy, in the United States District Court, Central District of California, returned a verdict in favor of the plaintiff as follows: $500,000 against PrimeCare on plaintiff's breach of contract claims; $900,000 in compensatory damages and $3 million in punitive damages jointly and severally against PrimeCare and Prem Reddy on plaintiff's claims for wrongful termination and intentional infliction of emotional distress; and $200,000 against PrimeCare on plaintiff's claim for violations of state labor codes. The jury returned a verdict in defendants' favor on plaintiff's claim for retaliatory termination under the False Claims Act. The jury was unable to reach a verdict on plaintiff's Medicare fraud claims. The court entered a final judgment on July 13, 2000. The Company has recorded as other operating expenses this judgment of $4.6 million in the second quarter of 2000. PrimeCare is appealing the verdict, and a retrial of the Medicare fraud claims will not occur until there is a ruling on PrimeCare's appeal. Plaintiff filed a judgment lien against PrimeCare on August 31, 2000. PrimeCare has not posted a bond in this matter. PrimeCare and the plaintiff are discussing settlement of these claims. There can be no assurance that a settlement will be reached. The Plaintiff's enforcement of this judgment against PrimeCare would have a material adverse effect on PrimeCare.

         On February 2, 1999, Prem Reddy, M.D., the former majority shareholder of PrimeCare, a medical network management company acquired by the Company in May 1998, filed suit against the Company and certain of its current and former executive officers in the United States District Court for the Central District of California asserting fraudulent inducement relating to the PrimeCare transaction and that the defendants issued false and misleading statements which materially misrepresented the earnings and financial condition of the Company and its clinic operations and misrepresented and failed to disclose various other matters concerning the Company's operations in order to conceal the alleged failure of the Company's business model. On June 5, 2000, the court granted the Company's motion for partial summary judgment, which eliminated the plaintiff's allegations of fraud and violations of federal and state securities laws. On October 4, 2000, the court granted the Company summary judgment motions with respect to all of plaintiff's remaining claims, granted the Company summary judgment with respect to the Company's $5 million indemnity counter claim against the plaintiffs and granted the Company's summary judgment trespass counter claim against Dr. Reddy, leaving for trial only a determination of the extent of damages on the trespass counter claim.

         On July 26, 2000, Prem Reddy filed a new action captioned Prem Reddy, M.D. v. Harry Lifschutz, M.D., PhyCor, Inc. and Does 1 through 50, in Superior Court of the State of California, County of San Bernardino, alleging claims for unfair business practices and fraudulent conveyances in connection with the Company's efforts to sell Company assets located in California and other locations. In response, the Company, on July 27, 2000, removed the action to the United States District Court, Central District of California.

         In September 2000, PrimeMed Pharmacy Services, Inc. and Desert Valley Medical, Inc., companies in which Dr. Reddy owns a controlling interest filed three suits against PrimeCare International, Inc. and several affiliated medical groups alleging failure to pay invoices for certain prescription drugs, medical supplies and equipment of approximately $1,900,000.

         Effective January 1, 2001, all five of the above-described lawsuits involving Dr. Reddy were settled. Affiliates of Dr. Reddy reacquired Desert Valley Medical Group, Desert Valley Hospital and Apple Valley Surgery Center for cash consideration totaling approximately $8.0 million. In connection with the last three suits, PrimeCare paid $500,000 to the plaintiffs, which was applied as a credit in connection with the acquisition.

         In August 1999, Medical Arts Clinic Association ("Medical Arts") filed suit against the Company in the District Court of Navarro County, Texas. The Company removed this case to Federal District Court for the Northern District of Texas. Medical Arts sought damages for breach of contract and rescission of the service agreement and declaratory relief regarding the enforceability of the service agreement alleging it is null and void on several grounds, including but not limited to, the violation of state law provisions as to the corporate practice of medicine and fee splitting. On April 24, 2000 the Texas District Court of Navarro County, Texas, ordered the appointment of a receiver to rehabilitate Medical Arts. The case was fully settled and resolved in February 2001, upon the sale of all assets by PhyCor of Corsicana, LP to Medical Arts for cash consideration and assumption of liabilities.

         In September 1999, three relators brought a claim in the United States District Court for the District of Hawaii under the False Claims Act against Straub Clinic and Hospital, Inc. ("Straub"), PhyCor of Hawaii, Inc., and the Company. This matter had been under seal until September 2000. On September 20, 2000, the United States government elected to decline to intervene in the matter. The Company sold PhyCor of Hawaii, Inc. to Straub in November 2000. On February 21, 2001, plaintiffs filed a Second Amended Complaint. PhyCor, Inc. has filed a Motion to Dismiss the claim against it, and Straub is defending the claims against PhyCor of Hawaii, Inc.

         As a result of the Company's determination to exit its IPA market in Houston, Texas, a number of providers in the market have brought actions naming several parties, including the Company and an IPA-management subsidiary of the Company, alleging breach of contract, among other matters. In addition, as a result of the Company's financial condition, the Company has been unable to meet certain contractual obligations including, but not limited to, certain ongoing lease obligations and severance and bonus obligations to former and existing employees. There can be no assurance that the Company will meet its existing or additional contractual obligations in the future. Several parties have sent letters to the Company alleging breach of contract and threatening to bring claims against the Company. There can be no assurance that additional actions will not be brought against the Company and its subsidiaries as a result of the Company's actions. There can be no assurance that if these matters are determined adversely to the Company that such determinations would not have a material adverse effect on the Company.

         Certain litigation is pending against the physician groups which were affiliated with the Company and IPAs managed by the Company. The Company has not assumed any liability in connection with such litigation. Claims against the physician groups and IPAs could result in substantial damage awards to the claimants which may exceed applicable insurance coverage limits. While there can be no assurance that the physician groups and IPAs will be successful in any such litigation, the Company does not believe any such litigation will have a material adverse effect on the Company.

         (c)      Insurance

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

         (d)      Letters of credit

         At December 31, 2000, letters of credit totaling $10.5 million were outstanding under the Company's Credit Facility. On behalf of certain of the Company's affiliated IPAs, the Company has been required to issue letters of credit, aggregating $3.1 million at December 31, 2000 to managed care payors to help ensure payment of health care costs for which the affiliated IPAs have assumed responsibility. Approximately $400,000 has been drawn on letters of credit related to IPA's as of December 31, 2000 which have not been reimbursed by the IPA's. The Company is exposed to losses if a letter of credit is drawn upon and the related IPA fails to satisfy reimbursement obligation to the Company. The $7.4 million remaining letters of credit secure malpractice insurance deductibles, bonds required for third party administrator licenses and real estate leases.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.


                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                    DIRECTORS

         The Company's Restated Charter provides that the Board of Directors shall be divided into three classes of as nearly equal size as possible. Approximately one-third of the directors are elected each year. The Company's Amended Bylaws provide that the Board of Directors shall consist of not less than three nor more than 15 directors as established by the Board of Directors. The size of the Board of Directors has been established at 13 directors, and currently consists of six directors. Mr. Derril W. Reeves resigned his positions as a director and as Executive Vice President and Chief Development Officer of the Company effective June 8, 2000. Ms. C. Sage Givens resigned effective June 15, 2000. Mr. Sam A. Brooks resigned from the Board effective August 15, 2000. Dr. James Moncrief resigned effective November 15, 2000, Messrs. Joel Ackerman and Ronald Moorhead resigned effective March 5, 2001. The vacancies created by these departures have not yet been filled. The Company intends to consider the composition of the Board and the committees thereof in the near future.

                                    DIRECTORS

CLASS I DIRECTORS SERVING UNTIL 2001

DR. WINFIELD DUNN
Age - 73
Director since 1988

         Dr. Dunn is a former Governor of the State of Tennessee. Dr. Dunn served as Vice Chairman of the Board of Directors of Total eMed, Inc., a provider of web-based electronic medical transcription services, from June 1998 to September 2000. From 1993 to 1998, Dr. Dunn served as Chairman of the Board of MedShares Management Group, Incorporated, an owner and manager of home health care agencies. From 1987 to 1991, Dr. Dunn served as Chairman of the Board of First Cumberland Bank. From 1979 to 1985, Dr. Dunn served as Senior Vice President, Government Affairs, for HCA. Dr. Dunn is a director of Province Healthcare Company.

DR. JOSEPH A. HILL
Age - 60
Director since 1989

         Dr. Hill is a physician specializing in family practice at Gold, Vann & White, P.A. (the "Doctors' Clinic") in Vero Beach, Florida, a clinic managed by the Company. Dr. Hill joined the Doctors' Clinic in 1973 and served as its President from 1988 to 1991.

CLASS II DIRECTORS SERVING UNTIL 2002:

THOMPSON S. DENT
Age - 50
Director since 1992

         Mr. Dent has served as Chairman and Chief Executive Officer of the Company since June 8, 2000 and as the President of the Company since October 1998. Mr. Dent served as Chief Operating Officer of the Company from October, 1997 until his appointment as Chief Executive Officer. From October 1997 to October 1998, Mr. Dent also served as Executive Vice President. Mr. Dent served as Executive Vice President, Corporate Services, from the inception of the Company until October 1997 and served as Secretary of the Company from 1991 to October 1998. Mr. Dent also served as Vice President of Development of EQUICOR from 1986 until 1988. Prior to 1986, Mr. Dent served as Director of Mergers and Acquisitions for HCA. Mr. Dent is a director of HealthStream, Inc., a web-based company providing continuing medical education on-line. Mr. Dent also served on the board of directors of Healthcare Realty Trust Incorporated ("HRT"), a real estate investment trust, from 1993 until February 2001.

KAY COLES JAMES
Age - 51
Director since 1997

         Ms. James is a Senior Fellow at The Heritage Foundation in Washington, D.C. From 1996 to 1999, Ms. James served as dean of Regent University, Robertson School of Government in Virginia Beach, Virginia. From 1997 to 1999, Ms. James also served as Chairperson of the National Gambling Impact Study Commission. From January 1994 to 1997, Ms. James served as Secretary of Health and Human Resources for the Commonwealth of Virginia. Ms. James is a director of AMERIGROUP Corporation, a provider of Medicaid managed care services.

CLASS III DIRECTORS SERVING UNTIL 2003

RONALD B. ASHWORTH
Age - 55
Director since 1992

         In 1991, Mr. Ashworth assumed the role of Executive Vice President and Chief Operating Officer of the Sisters of Mercy Health System, St. Louis, Missouri ("SMHS"), a system consisting of hospitals and affiliated health care entities serving a seven-state area in the central and southwestern United States. In July 1999, he became President and Chief Executive Officer of SMHS. Mr. Ashworth has been a director of SMHS since its inception in 1986. From 1986 to 1990, Mr. Ashworth served as Vice Chairman of Specialized Industries and Marketing for KPMG LLP, the Company's independent public accountants. From 1978 to 1985, Mr. Ashworth served as the National Director of the health care practice of KPMG LLP.

JOSEPH C. HUTTS
Age - 59
Director since 1988

         Mr. Hutts served as Chairman of the Board and Chief Executive Officer of the Company from its inception until his resignation on June 8, 2000. Mr. Hutts also served as President from the Company's inception until the appointment of Mr. Dent as President in October 1998. From 1977 to 1986, Mr. Hutts served in various positions with Hospital Corporation of America ("HCA"), including Vice President, Operations, Senior Vice President, Western Operations and President of HCA Health Plans, a managed care subsidiary of HCA. Mr. Hutts served as Vice Chairman and Chief Operating Officer of EQUICOR - Equitable HCA Corporation ("EQUICOR") from 1986 to 1987. Mr. Hutts serves on the boards of directors of Renal Care Group, Inc., a provider of nephrology services ("Renal Care") and Quorum Health Group, Inc. ("Quorum"), an owner and operator of hospitals.

INFORMATION REGARDING THE BOARD OF DIRECTORS

         The Board of Directors held ten meetings, including regular and special meetings, and took action by written consent 20 times during 2000. Each director, except for Mr. Ashworth and Ms. Givens, attended at least 75% of the meetings of the Board of Directors and committees thereof on which the director serves.

         The Committees of the Board of Directors consist of an Audit Committee, on which Ms. James and Mr. Ashworth and Dr. Dunn currently serve and, Mr. Ackerman, Mr. Brooks and Ms. Givens served until their resignations and a Compensation Committee, on which Mr. Ashworth, Dr. Dunn, and Dr. Hill serve and Dr. Moncrief and Mr. Moorhead served until their resignations. During 2000, the Audit Committee met five times and the Compensation Committee met two times and took action by written consent 17 times. The Audit Committee is responsible for recommending the independent public accountants to the Board of Directors, reviewing audit fees and supervising matters relating to audit functions and other financial controls. The Compensation Committee is responsible for approving compensation arrangements for executive officers of the Company, reviewing compensation plans, granting stock options, restricted stock and bonus stock awards and reviewing employee compensation policies.

         The Board of Directors has no standing nominating committee.

COMPENSATION OF DIRECTORS

         Directors who are employees of the Company receive no additional compensation for serving on the Board of Directors. Non-Employee Directors are entitled to receive (i) a retainer equal to $7,000 times the number of years for which the Non-Employee Director is elected, payable in restricted shares of the Common Stock, at a price per share equal to the closing sales price of the Common Stock as of the date of the annual meeting of shareholders at which the director is elected to serve, and
(ii) options for the purchase of 6,750 shares of Common Stock, pursuant to the Director Plan, automatically issued as of January 1 of each year during which the Non-Employee Director serves the Company at a per share price equal to the closing sales price of the Common Stock on the date of grant. Such newly granted options are immediately exercisable for all shares subject to such options. The shares of restricted stock are held by the Company on behalf of the Non-Employee Director, and each Non-Employee Director receives one-third of the shares upon the completion of each year of his or her term. In addition, Non-Employee Directors receive $2,500 in cash per regular and special meeting of the Board of Directors, and $1,000 per committee meeting. Board members are reimbursed for their expenses incurred in attending such meetings. The Board has determined to waive compensation for all telephonic board meetings.

         The following table sets forth the number of shares of Common Stock underlying outstanding options that have been granted to the current directors throughout their tenure pursuant to the Non-Employee Director Plan as of March 31, 2001:

                                                                   NUMBER OF SHARES
          NAME                                                    UNDERLYING OPTIONS
          ----                                                    ------------------
          Ronald B. Ashworth.............................                50,493

          Dr. Winfield Dunn..............................                52,181

          Dr. Joseph A. Hill.............................                52,181

          Kay Coles James................................                23,493

          Joseph C. Hutts................................                 6,750

EXECUTIVE OFFICERS OF THE COMPANY

         The executive officers of the Company are as follows:

NAME                                    AGE     POSITION
----                                    ---     --------
Thompson S. Dent....................     50     Chairman of the Board, Chief
                                                Executive Officer and President

Tarpley B. Jones....................     43     Executive Vice President and
                                                Chief Financial Officer

         Tarpley B. Jones has served as Executive Vice President and Chief Financial Officer of the Company since February 1, 2000. Mr. Jones has informed the Company that he is exploring other employment opportunities and that he could terminate his employment with the Company as early as May 31, 2001, however, the discussions regarding his tenure with the Company are ongoing. From February 1997 until January 2000, Mr. Jones served as President, Chief Executive Officer and a Director of Cardiology Partners of America, Inc., a physician practice management company that operated and managed cardiology physician practices and clinics. Mr. Jones was President of the Surgery Center Division of HEALTHSOUTH from January 1996 until January 1997. He was Senior Vice President and Chief Financial Officer of Surgical Care Affiliates, Inc. ("SCA") from January 1, 1992 until its merger with HEALTHSOUTH in January 1996. Prior to joining SCA, he was Executive Vice President and Chief Financial Officer of Comdata Holdings Corporation and Comdata Network.

         See "Directors" for information regarding Mr. Dent.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's officers, directors and persons who own more than 10% of a registered class of the Company's securities to file reports of ownership and changes in ownership with the Commission.

         Based solely on a review of copies of reports filed with the Commission and written representations from certain of the Company's directors and executive officers, all reports required to be filed with the Commission by
Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years have been filed in a timely manner, except Messrs. Ackerman and Moorhead, former directors of the Company, failed to file their Annual Reports on Form 5 in a timely manner, which included two automatic option grants for Messrs. Ackerman and Moorhead and one automatic stock grant for Mr. Moorhead.

ITEM 11.      EXECUTIVE COMPENSATION

         The following table sets forth summary information concerning compensation paid or accrued by or on behalf of the Company's Chief Executive Officer and the three other most highly compensated executive officers of the Company whose total annual salary and bonus exceeded $100,000 (hereinafter, collectively referred to as the "Named Executive Officers") for services rendered in all capacities to the Company for the years ended December 31, 1998, 1999 and 2000:

                                                  Summary Compensation Table
                                                       Annual Compensation                              Long-Term Compensation
                                   ---------------------------------------------------------      -------------------------------
                                                                                  Other           Securities
           Name and                                                               Annual          Underlying         All Other
      Principal Position            Year        Salary($)        Bonus($)    Compensation(1)      Options(#)      Compensation($)
-------------------------------     ----        ---------       ----------   ----------------     -----------     ---------------
Thompson S. Dent                    2000        $500,000             --               --                 --        $1,353,766(2)
Chairman of the Board, Chief        1999         500,000             --               --            525,000            71,046(3)
Executive Officer and               1998         471,000(4)     $55,000(5)            --            364,619           101,739(6)
President

Tarpley B. Jones                    2000        $343,750             --               --                 --                --
Executive Vice President and        1999              --             --               --                 --                --
Chief Financial Officer             1998              --             --               --                 --                --

Joseph C. Hutts (7)                 2000        $263,636(8)          --         $350,000(9)             --         $3,379,137(10)
Director                            1999         600,000             --               --            600,000           117,275(3)
                                    1998         646,000(4)     $60,000(5)            --            402,199           201,910(6)


Derril W. Reeves (11)               2000        $186,744(12)         --          247,917(13)             --        $1,985,112(14)
                                    1999         425,000             --               --            450,000           104,122(3)
                                    1998         471,000(4)     $55,000(5)            --            334,619           165,573(6)

---------------

(1) Except as otherwise noted, for 1998, 1999 and 2000 the perquisites and personal benefits paid to each of the Named Executive Officers was less than $50,000 or 10% of the total salary and bonus reported for the Named Executive Officers, and, therefore, the amount of such other annual compensation is not reported.
(2) Includes the 2000 contribution of $8,000 to a defined contribution plan for Mr. Dent. Includes a distribution of $936,766 and a transfer of $409,000 equal to the cash surrender value of a life insurance policy held by the Company for the benefit of Mr. Dent in connection with the termination of the supplemental retirement plan described herein.
(3) Includes the 1999 contributions of $8,000 by the Company to a defined contribution plan for each of Messrs. Hutts, Dent and Reeves. Includes $109,275, $61,813 and $96,122 for each of Messrs. Hutts, Dent and Reeves, respectively, which equals the amount accrued in 1999 pursuant to the supplemental retirement plan described herein. Also includes $1,233 for Mr. Dent, which constitutes the reportable economic benefit in 1999 to Mr. Dent of his split dollar insurance policy.
(4) Includes cash compensation of $586,000, $416,000 and $416,000 and options to purchase 9,023, 8,271 and 8,271 shares of Common Stock for Messrs. Hutts, Dent and Reeves respectively. Mr. Hutts' options are exercisable at a price of $19.00 per share and expire January 14, 2008.
(5) In lieu of any cash bonus for 1998, Messrs. Hutts, Dent and Reeves were granted options to purchase 40,060, 29,534 and 29,534 shares of Common Stock, respectively, at an exercise price of $19.00 per share. Mr. Dent voluntarily surrendered his options for no value on August 1, 2000.
(6) Includes the 1998 contributions of $8,000 by the Company to a defined contribution plan for Messrs. Hutts, Dent and Reeves. Also includes $193,910, $93,739 and $157,573 for each of Messrs. Hutts, Dent and Reeves, respectively, which equals the amount accrued in 1998 pursuant to the supplemental retirement plan described herein.
(7) Mr. Hutts resigned his positions as Chairman of the Board and Chief Executive Officer of the Company on June 8, 2000. Mr. Hutts remains on the Board of Directors.

(8) Represents Mr. Hutts' salary through the date of his resignation as Chairman of the Board and Chief Executive Officer of the Company on June 8, 2000.
(9) Amounts paid pursuant to the terms of the Separation and Release Agreement between Mr. Hutts and the Company.
(10) Includes the 2000 contribution of $8,000 by the Company to a defined contribution plan for Mr. Hutts. Includes a distribution of $2,319,907 and a transfer of $1,050,000 cash surrender value of life insurance policies held by the Company for the benefit of Mr. Hutts in connection with the termination of the supplemental retirement plan described herein. Also includes $1,230, which constitutes the reportable economic benefit in 2000 to Mr. Hutts of his long-term disability insurance policy.
(11) Reeves resigned his positions as Vice Chairman, Executive Vice President, Chief Development Officer and a Director of the Company effective June 8, 2000.
(12) Represents Mr. Reeves salary through June 8, 2000, the date of his resignation from the Company.
(13) Amounts paid pursuant to the terms of the Separation and Release Agreement between Mr. Reeves and the Company.
(14) Includes the 2000 contribution of $8,000 by the Company to a defined contribution plan for Mr. Reeves. Includes a distribution of $1,485,703 and a transfer of $490,538 equal to the cash surrender value of life insurance policies held by the Company for the benefit of Mr. Reeves in connection with the termination of the supplemental retirement plan described herein. Also includes $871, which constitutes the reportable economic benefit in 2000 to Mr. Reeves of his long-term disability insurance policy.

         The following table sets forth information concerning the stock options granted to the Named Executive Officers in 2000:


                        OPTION GRANTS IN LAST FISCAL YEAR

                                            Individual Grants
                              -------------------------------------------                      Potential Realizable Value at
                              Number of       Percent of                                       Assumed Annual Rates of Stock
                              Securities     Total Option                                      Price Appreciation for Option
                              Underlying      Granted to      Exercise or                                 Term(2)
                               Options       Employees in      Base Price       Expiration     -----------------------------
           Name               Granted(#)      Fiscal Year      ($/Sh) (1)          Date          5% ($)             10% ($)
------------------------      ----------     -------------    -----------       ----------     ---------          ----------
Thompson S. Dent(3).....          --              --                 --             --             --                 --

Tarpley B. Jones........     250,000(4)(5)                        $1.88          2/1/10            --                 --

Joseph C. Hutts (6).....          --              --                 --             --             --                 --

Derril W. Reeves (7)....          --              --                 --             --             --                 --

---------------

(1) Represents the fair market value per share of the Common Stock on the date of the grant of the option.
(2) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term and based upon assumed rates of appreciation in the market price of the Common Stock of 5% and 10% compounded annually from the date of grant to the expiration date. Actual gains, if any, upon the exercise of stock options will depend on the future performance of the Common Stock and the date on which the options are exercised.
(3) Mr. Dent voluntarily surrendered all of his options to the Company for no value on August 1, 2000. Pursuant to the terms of the Dent Employment Agreement, the Company agreed to grant Mr. Dent an option to purchase certain shares of the Company's Common Stock by March 1, 2001, subject to shareholder approval. Mr. Dent has waived any right to receive these options.
(4)      Options were granted under the Company's 1999 Incentive Stock Plan.
(5) Mr. Jones voluntarily surrendered these options to the Company for no value on July 31, 2000.
(6) Mr. Hutts resigned his position as an executive officer of the Company effective June 8, 2000. In connection with his resignation, the Company agreed to grant Mr. Hutts an option to purchase 200,000 shares of the Company's Common Stock at a date mutually agreed upon by the Compensation Committee and Mr. Hutts, but no later than March 1, 2001. The Company has not granted and does not anticipate granting such options in the future.
(7) Mr. Reeves resigned his position as an executive officer and director of the Company effective June 8, 2000. All options held by Mr. Reeves expired pursuant to their terms in connection with his resignation.

         The Named Executive Officers did not exercise any options during 2000. The following table sets forth information with respect to unexercised options held as of the end of the fiscal year by the Named Executive Officers:

                       AGGREGATED OPTION EXERCISES IN LAST
                         FISCAL YEAR AND FISCAL YEAR END
                                  OPTION VALUES


                                               Number of Securities Underlying             Value of Unexercised
                                               Unexercised Exercisable Options           In-the-Money Exercisable
                    Name                             at Fiscal Year-End(#)            Options at Fiscal Year-End($)(1)
-----------------------------------------      -------------------------------        -------------------------------
Thompson S. Dent (2).....................                         --                                --
Tarpley B. Jones (3).....................                         --                                --
Joseph C. Hutts (4)......................                  2,090,615                                --
Derril W. Reeves (5).....................                         --                                --

-------------------
(1) Based upon the closing sales price of a share of Common Stock as quoted on the over the counter market on the date of exercise less the exercise price for the options, none of the outstanding options are currently in the money.
(2) In August, 2000, Mr. Dent surrendered all his options to the Company for no value. Pursuant to the terms of the Dent Employment Agreement, the Company agreed to grant an option to receive certain options, subject to shareholder approval. Mr. Dent has waived any right to receive these options.
(3) Mr. Jones was granted 250,000 options in connection with his employment by the Company. On July 31, 2000, Mr. Jones surrendered all his options to the Company for no value.
(4) Mr. Hutts resigned his position as an executive officer of the Company effective June 8, 2000. In connection with his resignation, the Company agreed to grant Mr. Hutts an option to purchase 200,000 shares of the Company's Common Stock at a date mutually agreed upon by the Compensation Committee and Mr. Hutts, but no later than March 1, 2001. The Company has not granted and does not anticipate granting such options in the future.
(5) Mr. Reeves resigned his position as an executive officer and director effective June 8, 2000. All outstanding options held by Mr. Reeves were canceled pursuant to their terms in connection with his resignation.

         In 2000, the Company did not award SARs to any employee of the Company and has no long-term incentive plans, as such term is defined in Commission regulations.

RETIREMENT PLAN

         Effective as of June 8, 2000, the Company terminated its supplemental, non-qualified retirement plan (the "Retirement Plan") in which Messrs. Hutts, Dent and Reeves were eligible to participate. In connection with their resignations from the Company, Mr. Hutts and Mr. Reeves received sums previously set aside by the Company on their behalf pursuant to the Retirement Plan. These sums totaled approximately $5.3 million in the aggregate, approximately $3.3 million for Mr. Hutts and approximately $2.0 million for Mr. Reeves, respectively, which amounts represented the cash surrender value of life insurance policies held by the Company on behalf of each of the former executives and amounts set aside by the Company in rabbi trusts for the benefit of each of Messrs. Hutts, Dent and Reeves to fund payments under split dollar life insurance arrangements for the former executives. In connection with his appointment as Chairman of the Board, Chief Executive Officer and President of the Company, the Company paid Mr. Dent all amounts previously set aside by the Company for his retirement. These sums totaled approximately $1.3 million in the aggregate, and included amounts set aside in a rabbi trust on Mr. Dent's behalf and the release of the Company's collateral assignment on Mr. Dent's split dollar life insurance policy.

         As of the date hereof, the Company has established no new retirement plans for the benefit of its executive officers and has no present intention to do so.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

         Mr. Dent was appointed Chairman of the Board, Chief Executive Officer and President of the Company pursuant to an Employment Agreement dated June 8, 2000 (the "Dent Employment Agreement"). The Dent Employment Agreement is for a four year term, with a possible two year extension. Pursuant to the Dent Employment Agreement, Mr. Dent's compensation consists of an annual salary determined by the Compensation Committee, vacation, a bonus potential not to exceed 100% of base salary determined in the Board's sole discretion and reimbursement for all reasonable expenses incurred in the performance of his duties. For the year 2000, Mr. Dent's base salary was $500,000, and may be increased each year by the Compensation Committee.

         The Dent Employment Agreement also provides that Mr. Dent was to receive an option to purchase certain shares of the Company's Common Stock, subject to shareholder approval. Mr. Dent has waived any right the receive these options.

         The Dent Employment Agreement provides that Mr. Dent is eligible to receive a bonus of up to $1.75 million based upon the total amount of principal indebtedness outstanding under the Company's Amended and Restated Revolving Credit, subject to certain exclusions, as of March 31, 2001 (the "Total Debt"). The amount of the bonus is determined as follows: if the Total Debt is less than $50 million, the amount of the bonus shall equal 0.035 multiplied by the difference between $50.0 million and the Total Debt (the "Bonus Payment"). As of the date hereof, Mr. Dent has earned the entire bonus and the Company has paid $1.46 million of the bonus. The Bonus Payment is credited against any severance amounts due and payable to Mr. Dent pursuant to the terms of the Dent Employment Agreement as described below. Additionally, in the event the Bonus Payment exceeds any severance amount due and payable to Mr. Dent, Mr. Dent is obligated to repay to the Company the excess, subject to certain limitations for taxes.

         Pursuant to the Dent Employment Agreement, in the event Mr. Dent becomes disabled and his disability continues for a period of 90 consecutive days, the Company may terminate Mr. Dent's employment and he shall be entitled to receive all base salary and benefits through the date of termination and for a period of twenty-four months thereafter. Mr. Dent's salary would be reduced by any disability income paid pursuant to any disability insurance policy maintained by the Company for Mr. Dent. Mr. Dent has an individual disability insurance policy, the premiums for which are paid by the Company. All other officers and employees of the Company have disability insurance through a group policy, the premiums for which are also paid by the Company.

         Mr. Dent may terminate the Dent Employment Agreement upon giving written notice of termination to the Company. The Dent Employment Agreement further provides that the Company may terminate Mr. Dent's employment at any time without cause or with cause, which includes an uncured breach by Mr. Dent of any material term of the Dent Employment Agreement or Mr. Dent's conviction of a felony that, in the determination of the Board of Directors, adversely affects the Company or his commission of an act of dishonesty, fraud or embezzlement against the Company.

         The Dent Employment Agreement provides that at the end of the two year extension or if Mr. Dent's employment is (a) terminated by the Company without cause, (b) terminated by Mr. Dent as the result of a change of control, a reduction in his duties or his removal as Chairman, Chief Executive Officer or President of the Company or (c) not renewed by the Company, the Company shall pay Mr. Dent an amount equal to the sum of (i) his base salary and benefits due and payable through the termination date, (ii) an amount equal to 300% of Mr. Dent's then current base salary and (iii) $250,000. In addition, in the event Mr. Dent elects not to extend the term of the Employment Agreement after the end of the four year term, the Company shall pay Mr. Dent an amount equal to the sum of (i) his base salary and benefits due and payable through the last day of the term (ii) an amount equal to 150% of Mr. Dent's then current base salary and
(iii) $125,000. In the event Mr. Dent becomes subject to an excise tax under
Section 4999 of the Code as a result of any severance payments, the Company will provide additional payments to Mr. Dent to avoid any adverse economic impact from such excise tax.

         Mr. Jones was appointed Executive Vice President and Chief Financial Officer of the Company pursuant to an Employment Agreement dated February 1, 2000, as amended June 15, 2000 (the "Jones Employment Agreement"). The Jones Employment Agreement is for a three year term, with automatic one year renewals. Pursuant to the Jones Employment Agreement, Mr. Jones's compensation consists of an annual salary of $375,000 which can be increased each year, vacation, a discretionary bonus (targeted at 40% of base salary) and reimbursement for all reasonable expenses. Mr. Jones has informed the Company that he is exploring other employment opportunities and that he could terminate his employment with the Company as early as May 31, 2001, however, the discussions regarding his tenure with the Company are ongoing.

         The Jones Employment Agreement provides that Mr. Jones is eligible to receive a bonus of up to $500,000 based upon the total amount of principal indebtedness outstanding under the Company's Amended and Restated Revolving Credit Facility (the "Credit Facility"), subject to certain exclusions, as of March 31, 2001 (the "Total Debt"). The amount of the bonus is determined as follows: if the Total Debt is less than $50 million, the amount of the bonus shall equal 0.01 multiplied by the difference between $50.0 million and the Total Debt (the "Bonus Payment"). As of the date hereof, Mr. Jones has earned the entire bonus and the Company has paid $417,000 of the bonus. The Bonus Payment is credited against any severance amounts due and payable to Mr. Jones pursuant to the terms of the Jones Employment Agreement. Additionally, in the event the bonus payment exceeds any severance amount due and payable to Mr. Jones, Mr. Jones is obligated to repay to the Company the excess, subject to certain limitations for taxes.

         Mr. Dent and Mr. Jones have agreed that during the term of their Employment Agreements and for a period of 24 months and 18 months, respectively, following the expiration or termination thereof for any reason, they will not
(i) operate, develop or own any interest in, other than the ownership of less than 5% of the equity securities of a publicly-traded company, any business which has significant (viewed in relation to the business of the Company, its subsidiaries or affiliates) or has announced intentions to focus significant resources, relating to the ownership, management or operation of multi-specialty medical clinics, physician group practices, independent practice associations, or other similar entities (a "Business"), (ii) compete with the Company or any of its subsidiaries and affiliates in the operation or development of any Business within the United States, (iii) be employed by any business which owns, manages or operates a Business, (iv) interfere with, solicit, disrupt or attempt to disrupt any past, present or prospective relationship, contractual or otherwise, between the Company, its subsidiaries or affiliates and any customer, client, supplier or employee of the Company, its subsidiaries or affiliates, or
(v) solicit any employee of the Company, its subsidiaries or affiliates to leave their employment with the Company, its subsidiaries or affiliates, or hire any such employee to work for a Business. The definition of Business included in the Employment Agreements is intended to include entities that own, manage and operate multiple clinics, practices, IPAs, physician organization, etc., and does not restrict Mr. Dent's or Mr. Jones' employment (i) with a single clinic, group, IPA, etc. provided such employment is not primarily focused upon the acquisition and management of multiple physician organizations similar to the operations of the Company or (ii) with an enterprise that owns, manages or operates multiple entities as a single business enterprise in a single market.

         Mr. Hutts resigned his position as an executive officer of the Company pursuant to a Separation and Release Agreement dated June 8, 2000. Mr. Hutts remains a director of the Company. Mr. Hutts received separation payments equal to the amounts previously set aside by the Company for his retirement as described under the section entitled "Retirement Plan," and the Company has agreed to pay Mr. Hutts an aggregate separation payment of $1.3 million in monthly installments of $50,000 payable through August 31, 2002, or in a single lump sum upon receipt of bank consent for such payment. The Company ceased making the payments to Mr. Hutts in February 2001 because of its cash flow difficulties, and, accordingly, Mr. Hutts may have a contractual claim against the Company.

         Mr. Reeves resigned his position as an executive officer and director of the Company pursuant to a Separation and Release Agreement dated June 8, 2000. Mr. Reeves received separation payments equal to the amounts previously set aside by the Company for his retirement, as described under the section entitled "Retirement Plan," and the Company has agreed to pay Mr. Reeves an aggregate separation payment of approximately $921,000, in monthly installments of $35,417, payable through August 31, 2002, or in a single lump sum upon receipt of bank consent for such payment. The Company ceased making the payments to Mr. Reeves in February 2001 because of it cash flow difficulties, and, accordingly, Mr. Reeves may have a contractual claim against the Company. Pursuant to the Company's Restated Charter, the Company will continue to advance to each executive expenses and fees for retention of legal counsel in connection with matters relating to actions as an officer, director or employee of the Company, and each executive will continue to be entitled to the benefit of the indemnification and limitation of liability provisions contained in the Company's Restated Charter. The Company will continue to insure both executives under the Company's directors and officers liability insurance policies for a period of five years. In addition, the Company is obligated to continue to pay for health and disability insurance for each executive until

August 2002. The Company ceased paying for such insurance in February 2001 because of its cash flow difficulties.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         As of the date hereof, the Compensation Committee of the Board of Directors consists of Mr. Ashworth, and Drs. Dunn and Hill. Mr. Hutts, a director of the Company, served as a member of the Compensation Committee of Renal Care Group, of which Mr. Brooks, a director of the Company until August 2000, is Chairman and Chief Executive Officer. None of the members of the Company's Compensation Committee has at any time been an officer or employee of the Company or any of its subsidiaries, nor have any of the members had any relationship with the Company requiring disclosure by the Company, except for Dr. Hill whose relationship is described hereinafter under the caption "Certain Relationships and Related Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership as of March 31, 2001 (unless otherwise indicated) by (i) all directors, nominees for directors and executive officers, (ii) each person known by the Company to be the beneficial owner of more than 5% of the Common Stock of the Company, and (iii) all directors and officers as a group. Except as otherwise indicated, the beneficial owners listed below have sole voting and investment power with respect to all shares owned by them, except to the extent such power is shared by a spouse under applicable law.

                                                                         SHARES BENEFICIALLY       PERCENTAGE OF
               NAME AND ADDRESS OF BENEFICIAL OWNER(1)                        OWNED(2)           OUTSTANDING SHARES
-------------------------------------------------------------            -------------------     ------------------
Thompson S. Dent(3)..........................................                   165,907                    *
Joseph C. Hutts(4)...........................................                 2,201,036                  2.9%
Ronald B. Ashworth(5)........................................                   136,112                    *
Dr. Winfield Dunn(6).........................................                    96,478                    *
Dr. Joseph A. Hill(7)........................................                   121,790                    *
Kay Coles James (8)..........................................                    63,835                    *
Tarpley B. Jones.............................................                        --                    *
Warburg, Pincus Equity Partners, L.P. (9)....................                 9,032,206                 27.2%
All directors and officers as a group (7 persons)(10)........                 2,787,158                  3.7%

---------------
*        Less than 1%.
(1) Except as otherwise indicated, the addresses for each director, nominee for director, executive officer and beneficial owner is: care of PhyCor, Inc., 30 Burton Hills, Suite 400, Nashville, Tennessee 37215.
(2) Includes shares of Common Stock subject to options which may be exercised within 60 days of March 31, 2000. Such shares are deemed to be outstanding for the purposes of computing the percentage ownership of the individual holding such shares, but are not deemed outstanding for purposes of computing the percentage of any other person shown in the table.
(3) Of Mr. Dent's 165,907 shares, 14,950 are owned by his wife, Joy Griffith Dent and 141,977 shares are held in four trusts by Mr. Dent for the benefit of members of his immediate family. Pursuant to the terms of the Dent Employment Agreement, the Company agreed to grant Mr. Dent an option to purchase certain shares of the Company's Common Stock by March 1, 2001, subject to shareholder approval. Mr. Dent has waived all rights to receive those options.
(4) Mr. Hutts resigned as an officer on June 8, 2000. He remains a director of the Company. Shares owned include options to acquire 2,097,365 shares, which options are immediately exercisable.
(5) Includes options to purchase 89,000 shares of Common Stock and 44,775 shares of restricted Common Stock.
(6) Includes options to purchase 90,688 shares of Common Stock and 436 shares of restricted Common Stock.
(7) Includes options to purchase 90,688 shares of Common Stock and 436 shares of restricted Common Stock.
(8) Includes options to purchase 62,000 shares of Common Stock and 2,218 shares of restricted Common Stock.
(9) Warburg, Pincus Equity Partners, L.P., including three related limited partnerships ("WPEP"), is an investment fund. Warburg, Pincus is the sole general partner of WPEP. WPEP is managed by E.M. Warburg, Pincus & Co., LLC ("EMW LLC"). Lionel I. Pincus is the managing partner of Warburg, Pincus and the managing member of EMW LLC, and may be deemed to control both entities. The address of the Warburg, Pincus entities is 466 Lexington Avenue, New York, NY 10017.
(10) Includes options to purchase 2,429,741 shares of Common Stock and 47,865 shares of restricted Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  Dr. Joseph A. Hill, a director of the Company, is a shareholder of the Doctors' Clinic. The Company managed the Doctors' Clinic pursuant to a 40-year service agreement which terminated effective March 31, 2001. Under the service agreement, the Company received a management fee equal to clinic expenses incurred by the Company plus a percentage of operating income of the clinic.

                  Mr. Dent, chairman and chief executive officer of the Company, is shareholder of HRT and was a director of HRT from 1993 until February 2001. The Company's Vero Beach property is leased from HRT by PhyCor of Vero Beach, Inc., a wholly-owned subsidiary of the Company, at a base rental of approximately $1.2 million per year until 2009. First Physician Care of South Florida, Inc., a wholly-owned subsidiary of the Company made payments in 2000 to HRT totaling approximately $400,000 pursuant to a lease which terminates in 2009. The Company has guaranteed the lease obligations of its formerly affiliated Roanoke, Virginia physician group Lewis-Gale Clinic, LLC to HRT. The Roanoke physician group leases properties under a 15-year agreement with HRT which includes rent and certain operating expenses. Such payments totaled approximately $7.0 million in 2000.

                  Mr. Hutts, a director of the Company, and Mr. Sam A. Brooks, a former director of the Company, are directors of Quorum. The Company has entered into an agreement with Quorum to obtain access to volume purchasing agreements, materials management support and other services. Total payments by the Company to Quorum for such services during 2000 were approximately $283,000. Mr. Brooks, formerly a director of the Company, is Chairman and Chief Executive Officer of Renal Care Group, Inc. Mr. Hutts, a director of the Company and a director of Renal Care, serves on the Compensation Committee of Renal Care.

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

         (3)      Exhibits:

 EXHIBIT
  NUMBER             DESCRIPTION OF EXHIBITS
 -------             -----------------------
  3.1         --     Amended Bylaws of the Company (1)
  3.2         --     Restated Charter of the Company (1)
  3.3         --     Amendment to Restated Charter of the Company (2)
  3.4         --     Amendment to Restated Charter of the Company (3)
  4.1         --     Form of 4.5% Convertible Subordinated Debenture due 2003 (4)
  4.2         --     Form of Indenture by and between the Company and First American National Bank, N.A. (4)
 10.1         --     Employment Agreement dated June 8, 2000 between Mr. Dent and the Company (5)
 10.2         --     Company's Amended 1988 Incentive Stock Plan (6)
 10.3         --     Company's Amended 1992 Non-Qualified Stock Option Plan for Non-Employee Directors (6)
 10.4         --     Reserved
 10.5         --     Company's Savings and Profit Sharing Plan (7)
 10.6         --     Fourth Amended and Restated Revolving Credit Agreement dated as of August 25, 2000, among the
                     Company, the Banks named therein and Citibank USA, Inc. (8)
 10.7         --     Employment Agreement dated February 1, 2000 between Mr. Jones and The Company (8).
 10.8         --     Amendment dated June 15, 2000 to Employment Agreement between Mr. Jones and the Company (5)
 10.9         --     Company's 1999 Incentive Stock Plan (9)
10.10         --     Risk Contract Management Agreement, dated as of May 1, 1995, by and between North American
                     Medical Management-Illinois, Inc. and Elmhurst Physician Hospital Organization, LLC (10)
10.11         --     First Amendment to Risk Contract Management Agreement, dated as of November 1, 1996, by and between Elmhurst Physician Hospital Organization, LLC and North American Medical Management -
                     Illinois, Inc. (10)
10.12         --     Amendment to Risk Contract management Agreement, dated as of May 1, 2000, by and between
                     Elmhurst Physician Hospital Organization, LLC and North American Medical Management-Illinois,
                     Inc. (10)
10.13         --     Management Services Agreement, dated as of September 1, 1998, by and between North American
                     Medical Management - Illinois, Inc. and Health Options Illinois, Inc. (10)
10.14         --     Management Agreement by and between North American Medical Management - Illinois, Inc. and
                     Ingalls Provider Group (10)
10.15         --     Amendment to Management Agreement, dated November 30, 1999, by and between Ingalls Provider
                     Group and North American Medical Management - Illinois, Inc. (10)
10.16         --     Management Agreement, dated April 1, 2000, by and between North American Medical Management
                     -Illinois, Inc. and Northwest Community Capco, Inc. (10)
10.17         --     Management Agreement, dated October 1, 1999, by and between North American Medical Management
                     -Illinois, Inc. and Silver Cross Managed Care Organization (10)
10.18         --     Management Agreement, dated August 1, 1996, by and between NAMM-Illinois, Inc. and Swedish
                     Covenant Managed Care Alliance, Inc. (10)
10.19         --     Amendment to Management Agreement, dated December 31, 1999, by and between Swedish Covenant
                     Managed Care Alliance, Inc. and North American Medical Management-Illinois, Inc. (10)


10.20         --     Management Services Agreement by and between Kansas City Physician Management, LLC and New Century Health
                     Quality Alliance, Inc. (10)
10.21         --     Management Agreement, dated April 1, 1996, by and between IPA Management Associates, Inc. and
                     Quality Care Network of Texas, Ltd. (10)
10.22         --     Full Service Management Agreement by and between Tri-Co, LLC and Tri-County Physicians Association, Inc. (10)
10.23         --     Management Agreement, dated October 15, 1999, by and among PhyCor of Rockford, Inc., PhyCor,
                     Inc., Rockford Health System and Rockford Memorial Health Services Corporation (10)
10.24         --     Reserved
10.25         --     Addendum to Management Agreement by and among PhyCor of Rockford, Inc., PhyCor, Inc., Rockford Health System,
                     Inc. and Rockford Memorial Health Services Corporation (10)
10.26         --     Service Agreement, dated November 30, 2000, by and between PhyCor of Western Tidewater, Inc., and Lakeview
                     Medical Center, Inc. (10)
10.27         --     Service Agreement, dated September 30, 2000, by and between SynerPhy of Rome, Inc. and Harbin
                     Clinic, LLC (10)
   21         --     List of subsidiaries of the Company (10)
   23         --     Consent of KPMG LLP (10)

(1) Incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 1994, Commission No. 0-19786.
(2) Incorporated by referenced to exhibits filed with the Company's Registration Statement on Form S-3, Commission No. 33-93018.
(3) Incorporated by referenced to exhibits filed with the Company's Registration Statement on Form S-3, Commission No. 33-98528.
(4) Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-3, Registration No. 333-328.
(5) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, Commission No. 0-19786.
(6) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1997, Commission No. 0-19786.
(7) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1993, Commission No. 0-19786.
(8) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,2000, Commission No. 0-19786
(9) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1999, Commission No. 0-19786.
(10)     Filed herewith.

                  EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS


The following is a list of all executive compensation plans and arrangements filed as exhibits to this Annual Report on Form 10-K:

         (1) Employment Agreement, dated as of June 8, 2000, between the Company and Mr. Dent (filed as Exhibit 10.1)

         (2) Employment Agreement, dated as of February 1, 2000 between the Company and Mr. Jones (filed as Exhibit 10.7)

         (3) Amendment to Employment Agreement, dated as of June 15, 2000 between the Company and Mr. Jones (filed as Exhibit 10.8)

         (4)      Company's Amended 1988 Incentive Stock Plan (filed as Exhibit
                  10.2)

         (5) Company's Amended 1992 Non-Qualified Stock Option Plan for Non-Employee Directors (filed as Exhibit 10.3)

         (6)      Company's 1999 Incentive Stock Plan (filed as Exhibit 10.9)

(b)      Reports on Form 8-K

         Not applicable.

(c)      Exhibits

         The response to this portion of Item 14 is submitted as a separate section of this report. See Item 14(a)(3)

(d)      Financial Statement Schedules

         The response to this portion of Item 14 is submitted as a separate section of this report. See Item 14(a)(2).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Nashville, State of Tennessee, on April 16, 2001.


                                PHYCOR, INC.

                                By:   /s/ Thompson S. Dent
                                   --------------------------------------------
                                Thompson S. Dent
                                Chairman of the Board, Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the date indicated.



/s/ Thompson S. Dent                          Chairman of the Board, Chief Executive              April 16, 2001
-----------------------------------------     Officer, President and Director
      Thompson S. Dent

/s/ Tarpley B. Jones                          Executive Vice President and Chief Financial        April 16, 2001
-----------------------------------------     Officer
      Tarpley B. Jones

/s/ Joseph C. Hutts                           Director                                            April 16, 2001
-----------------------------------------
      Joseph C. Hutts

/s/ Ronald B. Ashworth                        Director                                            April 11, 2001
-----------------------------------------
      Ronald B. Ashworth

/s/ Winfield Dunn                             Director                                            April 11, 2001
-----------------------------------------
      Winfield Dunn

/s/ Joseph A. Hill, M.D.                      Director                                            April 16, 2001
-----------------------------------------
      Joseph A. Hill, M.D.

/s/ Kay Coles James                           Director                                            April 10, 2001
-----------------------------------------
      Kay Coles James

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
PhyCor, Inc.:

Under date of March 30, 2001, except as to notes 12 and 15, which are as of April 6, 2001, we reported on the consolidated balance sheets of PhyCor, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2000 as contained in the 2000 annual report to shareholders. These consolidated financial statements and our report thereon are included in the Annual Report on Form 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. The audit report on the consolidated financial statements of PhyCor, Inc. and subsidiaries referred to above contains an explanatory paragraph that states that the Company has suffered recurring losses from operations, has a net capital deficiency and has a net working capital deficit that raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.


                                                      /s/ KPMG LLP

Nashville, Tennessee
March 30, 2001

PHYCOR, INC. AND SUBSIDIARIES

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS


                                             BEGINNING      ADDITIONS                                         ENDING
                                              BALANCE        EXPENSE       DEDUCTIONS         OTHER(1)        BALANCE
                                             ---------      ---------      ----------         --------        -------
ALLOWANCE FOR DOUBTFUL ACCOUNTS AND
CONTRACTUAL ADJUSTMENTS (IN THOUSANDS)

December 31, 1998                             $208,534      1,419,501      (1,432,358)         35,108         230,785

December 31, 1999                             $230,785      1,468,674      (1,601,421)         68,382         166,420

December 31, 2000                             $166,420        814,377      (1,015,742)         36,980           2,035

(1) Represents allowances of operations held for sale


                 See accompanying independent auditors' report.

                                  EXHIBIT INDEX


 EXHIBIT
  NUMBER             DESCRIPTION OF EXHIBITS
 -------             -----------------------
  3.1         --     Amended Bylaws of the Company (1)
  3.2         --     Restated Charter of the Company (1)
  3.3         --     Amendment to Restated Charter of the Company (2)
  3.4         --     Amendment to Restated Charter of the Company (3)
  4.1         --     Form of 4.5% Convertible Subordinated Debenture due 2003 (4)
  4.2         --     Form of Indenture by and between the Company and First American National Bank, N.A. (4)
 10.1         --     Employment Agreement dated June 8, 2000 between Mr. Dent and the Company (5)
 10.2         --     Company's Amended 1988 Incentive Stock Plan (6)
 10.3         --     Company's Amended 1992 Non-Qualified Stock Option Plan for Non-Employee Directors (6)
 10.4         --     Reserved
 10.5         --     Company's Savings and Profit Sharing Plan (7)
 10.6         --     Fourth Amended and Restated Revolving Credit Agreement dated as of August 25, 2000, among the
                     Company, the Banks named therein and Citibank USA, Inc. (8)
 10.7         --     Employment Agreement dated February 1, 2000 between Mr. Jones and The Company (8).
 10.8         --     Amendment dated June 15, 2000 to Employment Agreement between Mr. Jones and the Company (5)
 10.9         --     Company's 1999 Incentive Stock Plan (9)
10.10         --     Risk Contract Management Agreement, dated as of May 1, 1995, by and between North American
                     Medical Management-Illinois, Inc. and Elmhurst Physician Hospital Organization, LLC (10)
10.11         --     First Amendment to Risk Contract Management Agreement, dated as of November 1, 1996, by and between Elmhurst Physician Hospital Organization, LLC and North American Medical Management -
                     Illinois, Inc. (10)
10.12         --     Amendment to Risk Contract management Agreement, dated as of May 1, 2000, by and between
                     Elmhurst Physician Hospital Organization, LLC and North American Medical Management-Illinois,
                     Inc. (10)
10.13         --     Management Services Agreement, dated as of September 1, 1998, by and between North American
                     Medical Management - Illinois, Inc. and Health Options Illinois, Inc. (10)
10.14         --     Management Agreement by and between North American Medical Management - Illinois, Inc. and
                     Ingalls Provider Group (10)
10.15         --     Amendment to Management Agreement, dated November 30, 1999, by and between Ingalls Provider
                     Group and North American Medical Management - Illinois, Inc. (10)
10.16         --     Management Agreement, dated April 1, 2000, by and between North American Medical Management
                     -Illinois, Inc. and Northwest Community Capco, Inc. (10)
10.17         --     Management Agreement, dated October 1, 1999, by and between North American Medical Management
                     -Illinois, Inc. and Silver Cross Managed Care Organization (10)
10.18         --     Management Agreement, dated August 1, 1996, by and between NAMM-Illinois, Inc. and Swedish
                     Covenant Managed Care Alliance, Inc. (10)
10.19         --     Amendment to Management Agreement, dated December 31, 1999, by and between Swedish Covenant
                     Managed Care Alliance, Inc. and North American Medical Management-Illinois, Inc. (10)


10.20         --     Management Services Agreement by and between Kansas City Physician Management, LLC and New Century Health Quality Alliance, Inc. (10)
10.21         --     Management Agreement, dated April 1, 1996, by and between IPA Management Associates, Inc.
                     and Quality Care Network of Texas, Ltd. (10)
10.22         --     Full Service Management Agreement by and between Tri-Co, LLC and Tri-County Physicians
                     Association, Inc. (10)
10.23         --     Management Agreement, dated October 15, 1999, by and among PhyCor of Rockford, Inc., PhyCor,
                     Inc., Rockford Health System and Rockford Memorial Health Services Corporation (10)
10.24         --     Reserved
10.25         --     Addendum to Management Agreement, dated March 2001, by and among PhyCor of Rockford, Inc.,
                     PhyCor, Inc., Rockford Health System, Inc. and Rockford Memorial Health Services Corporation (10)
10.26         --     Service Agreement, dated November 30, 2000, by and between PhyCor of Western Tidewater, Inc., and Lakeview Medical Center, Inc. (10)
10.27         --     Service Agreement, dated September 30, 2000, by and between SynerPhy of Rome, Inc. and Harbin
                     Clinic, LLC (10)
21            --     List of subsidiaries of the Company (10)
23            --     Consent of KPMG LLP (10)

(1) Incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 1994, Commission No. 0-19786.
(2) Incorporated by referenced to exhibits filed with the Company's Registration Statement on Form S-3, Commission No. 33-93018.
(3) Incorporated by referenced to exhibits filed with the Company's Registration Statement on Form S-3, Commission No. 33-98528.
(4) Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-3, Registration No. 333-328.
(5) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, Commission No. 0-19786.
(6) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1997, Commission No. 0-19786.
(7) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1993, Commission No. 0-19786.
(8) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,2000, Commission No. 0-19786
(9) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1999, Commission No. 0-19786.
(10)     Filed herewith.