Form 10-Q
period 2001-03-31
PHYCOR INC /TN/
filed 2001-05-15
CIK 881400

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001, OR

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         As of May 14, 2001, 73,236,657 shares of the registrant's common stock were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          PHYCOR, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2001 (UNAUDITED) AND DECEMBER 31, 2000
                    (ALL AMOUNTS ARE EXPRESSED IN THOUSANDS)

                                                                                                     2001                 2000
                                                                                                  -----------         -----------
                                                       ASSETS
Current assets:
     Cash and cash equivalents - unrestricted ............................................        $     4,862         $       286
     Cash and cash equivalents - restricted ..............................................              3,420                 641
     Accounts receivable, net ............................................................              2,049               2,389
     Inventories, prepaid expenses and other current assets ..............................              3,360               4,810
     Notes receivable, current installments ..............................................              1,259               1,514
     Assets held for sale, net ...........................................................             22,535              77,154
                                                                                                  -----------         -----------
                     Total current assets ................................................             37,485              86,794
Property and equipment, net ..............................................................              3,083               5,574
Intangible assets, net ...................................................................             16,885              18,754
Notes receivable, excluding current installments .........................................             15,115              31,873
Other assets .............................................................................              1,884               2,019
                                                                                                  -----------         -----------
                     Total assets ........................................................        $    74,452         $   145,014
                                                                                                  ===========         ===========

                                       LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
     Current installments of long-term debt and capital leases ...........................        $       111         $    46,306
     Current installments of convertible subordinated notes and
         debentures ......................................................................            307,188             305,500
     Accounts payable ....................................................................              1,590               2,403
     Salaries and benefits payable .......................................................              1,128               1,909
     Incurred but not reported claims payable ............................................              1,276               1,297
     Current portion of accrued restructuring reserves ...................................              8,366              11,277
     Other accrued expenses and current liabilities ......................................             24,527              21,601
                                                                                                  -----------         -----------
                     Total current liabilities ...........................................            344,186             390,293

Long-term debt and capital leases, excluding current installments ........................                 --               2,862
Accrued restructuring reserves, excluding current portion ................................             14,908              15,578
Convertible subordinated notes payable to physician groups ...............................                319                 637
                                                                                                  -----------         -----------
                     Total liabilities ...................................................            359,413             409,370
                                                                                                  -----------         -----------

Minority interest in earnings of consolidated partnerships ...............................                125                 633

Shareholders' deficit:
     Preferred stock, no par value, 10,000 shares authorized .............................                 --                  --
     Common stock, no par value; 250,000 shares authorized; issued
         and outstanding 73,237 shares in 2001 and 73,479 shares in 2000..................            834,168             834,168
     Accumulated deficit .................................................................         (1,119,254)         (1,099,157)
                                                                                                  -----------         -----------
                      Total shareholders' deficit ........................................           (285,086)           (264,989)
                                                                                                  -----------         -----------
Commitments, contingencies and subsequent events
                      Total liabilities and shareholders' deficit ........................        $    74,452         $   145,014
                                                                                                  ===========         ===========

          See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED MARCH 31, 2001 AND 2000
     (ALL AMOUNTS ARE EXPRESSED IN THOUSANDS, EXCEPT FOR EARNINGS PER SHARE)
                                   (UNAUDITED)

                                                                                                     2001                 2000
                                                                                                  -----------         -----------
Net revenue ..............................................................................        $    85,284         $   309,496
Operating expenses:
   Cost of provider services .............................................................             46,878              60,835
   Salaries, wages and benefits ..........................................................             18,353              97,617
   Supplies ..............................................................................              2,658              40,813
   Purchased medical services ............................................................                312               7,297
   Other expenses ........................................................................             22,736              46,333
   General corporate expenses ............................................................              5,132               7,584
   Rents and lease expense ...............................................................              2,816              23,045
   Depreciation and amortization .........................................................              3,177              17,298
   Provision for (recovery of) asset revaluation, restructuring and refinancing ..........               (962)             23,777
                                                                                                  -----------         -----------
         Net operating expenses ..........................................................            101,100             324,599
                                                                                                  -----------         -----------
         Loss from operations ............................................................            (15,816)            (15,103)
Other (income) expense:
   Interest income .......................................................................               (938)             (1,460)
   Interest expense ......................................................................              4,561              10,066
                                                                                                  -----------         -----------
         Loss before income taxes and minority interest ..................................            (19,439)            (23,709)
Income tax expense .......................................................................                 --                 328
Minority interest in earnings of consolidated partnerships ...............................                658               1,536
                                                                                                  -----------         -----------
         Net loss ........................................................................        $   (20,097)        $   (25,573)
                                                                                                  ===========         ===========

Loss per share:
   Basic .................................................................................        $     (0.27)        $     (0.35)
   Diluted ...............................................................................        $     (0.27)        $     (0.35)
                                                                                                  ===========         ===========
Weighted average number of shares and dilutive share equivalents outstanding:
   Basic .................................................................................             73,250              73,479
   Diluted ...............................................................................             73,250              73,479
                                                                                                  ===========         ===========

          See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                    (ALL AMOUNTS ARE EXPRESSED IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                     2001                 2000
                                                                                                  -----------         -----------
Cash flows from operating activities:
   Net loss ..............................................................................        $   (20,097)        $   (25,573)
   Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization .......................................................              3,177              17,298
     Minority interests ..................................................................                658               1,536
     Provision for (recovery of) asset revaluation, restructuring and refinancing ........               (962)             23,777
     Write down of notes receivable ......................................................              4,264                  --
     Accretion of convertible subordinated notes .........................................              1,688               1,688
     Increase (decrease) in cash, net of effects of acquisitions and dispositions due to changes in:
           Accounts receivable, net ......................................................              6,235               2,844
           Inventories, prepaid expenses and other current assets ........................              5,533              (4,706)
           Accounts payable ..............................................................             (4,457)             (1,187)
           Due to physician groups .......................................................                282               2,838
           Incurred but not reported claims payable ......................................              5,005               5,258
           Accrued restructuring reserves ................................................             (2,249)             (4,213)
           Other accrued expenses and current liabilities ................................             (1,376)            (17,821)
                                                                                                  -----------         -----------
              Net cash provided by operating activities ..................................             (2,299)              1,739
                                                                                                  -----------         -----------
Cash flows from investing activities:
     Dispositions, net ...................................................................             54,610              15,703
     Purchase of property and equipment ..................................................               (140)             (8,885)
     Proceeds from other assets ..........................................................                469               1,313
     Change in restricted cash held for sale .............................................              3,906                  --
                                                                                                  -----------         -----------
           Net cash provided by investing activities .....................................             58,845               8,131
                                                                                                  -----------         -----------
Cash flows from financing activities:
     Net proceeds from issuance of common stock and warrants .............................                 --                  61
     Proceeds from long-term borrowings ..................................................                 --              10,000
     Repayment of long-term borrowings ...................................................            (47,935)             (3,662)
     Repayment of obligations under capital leases .......................................                (49)               (828)
     Distributions of minority interests .................................................             (1,207)             (2,868)
     Loan costs incurred .................................................................                 --              (1,966)
                                                                                                  -----------         -----------
           Net cash (used) provided by financing activities ..............................            (49,191)                737
                                                                                                  -----------         -----------
Net increase in cash and cash equivalents ................................................              7,355              10,607
Cash and cash equivalents - beginning of period ..........................................                927              60,712
                                                                                                  -----------         -----------
Cash and cash equivalents - end of period ................................................        $     8,282         $    71,319
                                                                                                  ===========         ===========

          See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                    (ALL AMOUNTS ARE EXPRESSED IN THOUSANDS)
                                   (UNAUDITED)



                                                                                                    2001             2000
                                                                                                  --------         --------
SUPPLEMENTAL SCHEDULE OF INVESTING ACTIVITIES:
Effects of dispositions and acquisitions, net:
   Assets acquired, net of cash ..........................................................        $     --         $   (895)
   Liabilities paid, including deferred purchase price payments ..........................             (67)          (4,670)
   Cash received from disposition of clinic assets, net ..................................          54,677           21,268
                                                                                                  --------         --------
     Dispositions, net ...................................................................        $ 54,610         $ 15,703
                                                                                                  ========         ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Notes receivable received from disposition of assets .....................................        $ 12,000         $ 10,395
                                                                                                  ========         ========

          See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

(1)      BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X.

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

         These consolidated financial statements, footnote disclosures and other information should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

(2)      LIQUIDITY AND GOING CONCERN

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern with the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company's leveraged financial structure and losses from operations, however, give rise to the fact that such realization of assets and liquidation of liabilities is subject to significant uncertainty. At March 31, 2001, current liabilities exceeded the Company's current assets by $306.7 million.

         The Company failed to meet the February 2001 interest payment obligation of approximately $4.4 million under the 4.5% convertible subordinated notes ("Notes"). The Company has entered into limited forbearance agreements with noteholders representing a majority of the aggregate principal amount of the Notes. Pursuant to the forbearance agreements, the holders have agreed not to take action under the Notes until May 25, 2001, subject to automatic ten business day extensions. The default under the Notes caused a default under the Company's bank credit facility ("Credit Facility"), which default has been waived by the senior lenders. If the Notes were to be accelerated, a default would occur under the Company's Zero Coupon Convertible Subordinated Notes Due 2014, original issue discount amount of approximately $109 million (the "Warburg Notes"), held by affiliates of Warburg, Pincus & Co. ("Warburg, Pincus"). The Company has obtained a waiver and forbearance agreement from Warburg, Pincus through June 30, 2001, subject to certain conditions.

         The Company has initiated discussions with an informal committee of holders of the Notes regarding a possible restructuring. In connection with the restructuring it may be necessary for the Company to seek protection from its creditors. A restructuring could materially change the amounts reported in the accompanying consolidated financial statements, which do not give effect to any necessary adjustments of the carrying value of assets or liabilities. The Company's ability to continue as a going concern is dependent upon, among other things, future profitable operations, the ability to comply with the terms of the Credit Facility and the ability to generate sufficient cash flow from operations and financing arrangements to meet obligations.

(3)      NET REVENUE

         Net revenue of the Company for the first quarter of 2001 is comprised of IPA management revenue, net clinic service agreement revenue from three clinics, net revenue from disease management services earned at our wholly-owned subsidiary CareWise, Inc. ("CareWise"), and contract management services revenue. Net revenue of the Company for the first quarter of 2000 was comprised of net clinic service agreement revenue from 35 clinics, IPA management revenue, net hospital revenue, CareWise revenue and other operating revenues.

         Clinic service agreement revenue is equal to the net revenue of the clinics, less amounts retained by physician groups. Net clinic revenue recorded by the physician groups is recorded at established rates reduced by provisions for doubtful accounts and contractual adjustments. Contractual adjustments arise as a result of the terms of certain reimbursement and managed care contracts. Such adjustments represent the difference between charges at established rates and estimated recoverable amounts and are recognized in the period the services are rendered. Any differences between estimated contractual adjustments and actual final settlements under reimbursement contracts are recognized as contractual adjustments in the year final settlements are determined. With the exception of certain clinics acquired as part of the First Physician Care, Inc. ("FPC") acquisition, the physician groups rather than the Company, entered into managed care contracts. Through calculation of its service fees, the Company shared indirectly in any capitation risk assumed by its affiliated physician groups.

         IPA management revenue is equal to the difference between the amount of capitation and risk pool payments payable to the IPAs managed by the Company less amounts retained by the IPAs. The Company has not historically been a party to capitated contracts entered into by the IPAs, but is exposed to losses to the extent of its share of deficits, if any, of the capitated revenue of the IPAs. Through the PrimeCare International, Inc. ("PrimeCare") acquisition, the Company became a party to certain managed care contracts. Accordingly, the cost of provider services for the PrimeCare contracts is not included as a deduction to net revenue of the Company but is reported as an operating expense. At March 31, 2001, the Company had underwritten letters of credit totaling $1.9 million for the benefit of certain managed care payors to ensure payment of costs for which the Company's affiliated IPAs are responsible. The Company is exposed to losses if a letter of credit is drawn upon and the IPA fails to fulfill its reimbursement obligation to the Company. The Company has experienced losses of approximately $200,000 under such letters of credit in 2001.

         The following represents amounts included in the determination of net revenue (in thousands):

                                                                                                    2001            2000
                                                                                                  --------        --------
         Gross physician group, hospital and other revenue ..............................         $ 31,413        $641,041
         Less:
              Provisions for doubtful accounts and contractual adjustments ..............           10,334         284,903
                                                                                                  --------        --------
                Net physician group, hospital and other revenue .........................           21,079         356,138
         IPA revenue: ...................................................................          151,475         269,684
                                                                                                  --------        --------
              Net physician group, hospital, IPA  and other revenue .....................          172,554         625,822
         Less amounts retained by physician groups and IPAs:
              Physician groups ..........................................................            4,783         117,936
              Clinic technical employee compensation ....................................              815          15,603
              IPAs ......................................................................           81,672         182,787
                                                                                                  --------        --------
                  Net revenue ...........................................................         $ 85,284        $309,496
                                                                                                  ========        ========

(4)      BUSINESS SEGMENTS

         The Company has historically had two reportable segments based on the way management has organized its operations: multi-specialty clinics and IPAs. The Company has derived its revenues primarily from operating multi-specialty medical clinics and managing IPAs (See Note 3). In addition, the Company provides health care decision-support services and other management and consulting services that do not meet the quantitative thresholds for reportable segments and have therefore been aggregated within the corporate and other category.

         The Company evaluates performance based on earnings from operations before asset revaluation and restructuring charges, refinancing, minority interest and income taxes. The following is a financial summary by business segment for the periods indicated (in thousands):

                                                                                                     Three Months Ended
                                                                                                          March 31,
                                                                                                  ------------------------
                                                                                                    2001            2000
                                                                                                  --------        --------
         Multi-specialty clinics:
         Net revenue ....................................................................         $  8,243        $ 207,258
         Operating expenses(1) ..........................................................            8,123          187,201
         Interest income ................................................................               (7)          (1,451)
         Interest expense ...............................................................              230           12,557
         Earnings (loss) before taxes and minority interest(1) ..........................             (103)           8,951
         Depreciation and amortization ..................................................              311           11,972
         Segment assets .................................................................            4,654          742,970

         IPAs:
         Net revenue ....................................................................           69,804           86,897
         Operating expenses(1) ..........................................................           68,000           91,379
         Interest income ................................................................             (256)            (636)
         Interest expense ...............................................................              521            2,259
         Earnings (loss) before taxes and minority interest(1) ..........................            1,539           (6,105)
         Depreciation and amortization ..................................................              601            3,581
         Segment assets .................................................................           21,846          292,785

         Corporate and other(2):
         Net revenue ....................................................................            7,237           15,341
         Operating expenses(1) ..........................................................           25,939           22,242
         Interest income ................................................................             (675)             627
         Interest expense ...............................................................            3,810           (4,750)
         Loss before taxes and minority interest(1) .....................................          (21,837)          (2,778)
         Depreciation and amortization ..................................................            2,265            1,745
         Segment assets .................................................................           47,952          117,688

         (1) Amounts exclude provision for asset revaluation, restructuring and refinancing.
         (2) This segment includes all corporate costs and real estate holdings as well as the results for CareWise, and in 2000, hospitals managed by the Company.

(5)      ASSET REVALUATION, RESTRUCTURING AND REFINANCING

         In the first quarter of 2001, the Company recorded a net asset revaluation and restructuring recovery of approximately $1.0 million. This recovery included a net pre-tax asset revaluation charge of approximately $0.3 million, which was comprised of a $3.6 million asset revaluation charge less recovery of $3.3 million of certain asset revaluation charges recorded previously. In addition, this charge included a net restructuring recovery of $1.3 million, which was comprised of a $0.5 million restructuring charge less recovery of $1.8 million of certain restructuring charges recorded in prior years which will not be utilized.

         At March 31, 2001, net assets held for sale and expected to be sold during the next 12 months totaled approximately $22.5 million after taking into account the revaluation of certain other assets. These net assets consisted of current assets, property and equipment, intangible assets and other assets less liabilities which are expected to be assumed by the purchasers.

         Net revenue and pre-tax income (losses) from operations disposed of or closed as of March 31, 2001 were $3.1 million and $(12.0) million for the three months ended March 31, 2001, compared to $230.3 million and $0.8 million for the three months ended March 31, 2000, respectively. Net revenue and pre-tax income (losses) from the operations held for sale at March 31, 2001 were $74.8 million and $(1.1) million for the three months ended March 31, 2001, compared to $67.4 million and $(0.5) million for the three months ended March 31, 2000, respectively.

         The Company completed the disposition of the assets of four clinics, certain real estate holdings and other assets during the first quarter of 2001 and received consideration consisting of $54.7 million in cash and $12.0 million in notes receivable, in addition to certain liabilities assumed by the purchasers. In April 2001, the Company completed the disposition of the assets of its two remaining owned clinics and received proceeds totaling $2.0 million in cash and $1.8 million in notes receivable, in addition to certain liabilities assumed by the purchasers, which approximated the net carrying value of these clinic assets. These dispositions represented $3.8 million of the net assets held for sale at March 31, 2001. During the second quarter of 2001, the Company expects to complete the sale of the assets of CareWise. The Company anticipates selling the assets of its California IPA operations by year-end. The Company expects to recover in excess of tangible book value of the assets of these operating units held for sale, however, there can be no assurance it will do so. The sale of these operating units will negatively impact the Company's future revenues. The failure to consummate the sales as anticipated, however, would negatively impact the Company's near term cash flows.

         The Company adopted and implemented restructuring plans and recorded a pre-tax restructuring charge totaling approximately $500,000 in the first quarter of 2001 with respect to operations that were being sold. These restructuring plans related to the net lease commitment associated with medical office space for which the Company is guarantor. The Company recorded income of approximately $1.8 million for restructuring reserves that will not be utilized. The Company estimates that approximately $8.4 million of the remaining liabilities at March 31, 2001 are due and payable during the next 12 months. The remaining $14.9 million primarily relates to long term lease commitments.

         The following table summarizes the restructuring accrual and payment activity for the first quarter of 2001 (in thousands):

                                                                   FACILITY &      SEVERANCE &       OTHER
                                                               LEASE TERMINATION     RELATED          EXIT
                                                                     COSTS            COSTS           COSTS           TOTAL
                                                               -----------------   -----------       -------         --------
         Balances at December 31, 2000 ....................         $ 18,881         $ 3,462         $ 4,512         $ 26,855
           2001 charges ...................................              500              --              --              500
           Payments .......................................             (378)         (1,251)           (620)          (2,249)
           Non-utilized charges taken into income .........             (391)            (51)         (1,390)          (1,832)
                                                                    --------         -------         -------         --------
         Balances at March 31, 2001 .......................         $ 18,612         $ 2,160         $ 2,502         $ 23,274
                                                                    ========         =======         =======         ========

(6)      COMMITMENTS AND CONTINGENCIES

         (a)      Employment Agreements

         The Company has entered into employment agreements with certain of its management employees, which include, among other terms, non-compete provisions and salary and benefits continuation.

         The employment agreements with the Company's two executive officers provide for the payment of bonuses aggregating up to a maximum of $2.25 million upon the repayment of borrowings under the Credit Facility. Approximately $0.2 million of the bonuses were earned in 2000 and the remainder was earned during the first quarter of 2001 of which $1.88 million was paid as of March 31, 2001. In addition, the Company has agreements with certain employees to pay such employees two months of advanced severance when it has no outstanding obligations under the Credit Facility. These obligations total approximately $700,000.

         (b)      Litigation

         The Company and certain of its current and former officers and directors, Joseph C. Hutts, Derril W. Reeves, Thompson S. Dent, Richard
         D. Wright and John K. Crawford (only Mr. Dent remains employed by the Company while he and Mr. Hutts serve as directors) have been named defendants in 10 securities fraud class actions filed in state and federal courts in Tennessee between September 8, 1998 and June 24, 1999. The factual allegations of the complaints in all 10 actions are substantially identical and assert that during various periods between April 22, 1997 and September 22, 1998, the defendants issued false and misleading statements which materially misrepresented the earnings and financial condition of the Company and its clinic operations and misrepresented and failed to disclose various other matters concerning the Company's operations in order to conceal the alleged failure of the Company's business model. Plaintiffs further assert that the alleged misrepresentations caused the Company's securities to trade at inflated levels while the individual defendants sold shares of the Company's stock at such levels. In each of the actions, the plaintiff seeks to be certified as the representative of a class of all persons similarly situated who were allegedly damaged by the defendants' alleged violations during the "class period." Each of the actions seeks damages in an indeterminate amount, interest, attorneys' fees and equitable relief, including the imposition of a trust upon the profits from the individual defendants' trades. The federal court actions have been consolidated in the U. S. District Court for the Middle District of Tennessee. Defendants' motion to dismiss was denied. The state court actions were consolidated in Davidson County, Tennessee. The Plaintiffs' original consolidated class action compliant in state court was dismissed for failure to state a claim. Plaintiffs, however, were granted leave to file an amended complaint. The amended complaint filed by Plaintiffs asserted, in addition to the original Tennessee Securities Act claims, that Defendants had also violated Section 11 and 12 of the Securities Act of 1933 for alleged misleading statements in a prospectus released in connection with the CareWise acquisition. The amended complaint also added KPMG LLP ("KPMG"), the Company's independent public auditors. KPMG removed this case to federal court and its motion to dismiss has been denied. On October 20, 2000, this case was consolidated with the original federal consolidated action and a new consolidated complaint has been filed. The Company, the individual defendants and KPMG have filed an answer and the discovery process is nearing completion. On March 9, 2001, the plaintiffs filed a motion for class certification and the Company filed its response in opposition thereto on April 6, 2001. The motion is pending before the court. The trial of all the consolidated cases is set for November 6, 2001. The Company believes that it has meritorious defenses to all of the claims, and is vigorously defending against these actions. There can be no assurance, however, that such defenses will be successful or that the lawsuits will not have a material adverse effect on the Company. The Company's Restated Charter provides that the Company shall indemnify the officers and directors for any liability arising from these suits unless a final judgment establishes liability (a) for a breach of the duty of loyalty to the Company or its shareholders, (b) for acts or omissions not in good faith or which involve intentional misconduct or knowing violation of law or (c) for an unlawful distribution.

         On April 18, 2000, a jury in the case of United States of America ex rel. William R. Benz v. PrimeCare International, Inc. and Prem Reddy, in the United States District Court, Central District of California, returned a verdict in favor of the plaintiff as follows: $500,000 against PrimeCare on plaintiff's breach of contract claims; $900,000 in compensatory damages and $3 million in punitive damages jointly and severally against PrimeCare and Prem Reddy on plaintiff's claims for wrongful termination and intentional infliction of emotional distress; and $200,000 against PrimeCare on plaintiff's claim for violations of state labor codes. The jury returned a verdict in defendants' favor on plaintiff's claim for retaliatory termination under the False Claims Act. The jury was unable to reach a verdict on plaintiff's Medicare fraud claims. The court entered a final judgment on July 13, 2000. Effective May 3, 2001, the Company entered into a settlement agreement with Mr. Benz. In exchange for PrimeCare paying Mr. Benz $2.7 million (of which $700,000 has been paid and $2.0 million will be paid within 60 calendar days, together with interest at 8 percent per annum until paid) all claims are to be dropped by Mr. Benz against the Company and its affiliates. There can be no assurance PrimeCare will be able to make the $2 million payment, and if it fails to make such payment, Mr. Benz will be entitled to retain $300,000 and to pursue his judgement of $4.6 million. The parties are awaiting court approval of the settlement agreement. The judgement of $4.6 million was recorded as other operating expenses in 2000 and is included in other accrued expenses at March 31, 2001. The Plaintiff's enforcement of this judgment against PrimeCare would have a material adverse effect on PrimeCare.

         In September 1999, three relators brought a claim in the United States District Court for the District of Hawaii under the False Claims Act against Straub Clinic and Hospital, Inc. ("Straub"), PhyCor of Hawaii, Inc., and the Company. This matter had been under seal until September 2000. On September 20, 2000, the United States government elected to decline to intervene in the matter. The Company sold PhyCor of Hawaii, Inc. to Straub in November 2000. On February 21, 2001, plaintiffs filed a Second Amended Complaint, and Straub is defending the claims against PhyCor of Hawaii, Inc. PhyCor, Inc. lost its motion to dismiss and is defending the litigation against it.

         As a result of the Company's determination to exit its IPA market in Houston, Texas, a number of providers in the market have brought actions naming several parties, including the Company and an IPA-management subsidiary of the Company, alleging breach of contract, among other matters. In addition, as a result of the Company's financial condition, the Company has been unable to meet certain contractual obligations including, but not limited to, certain ongoing lease obligations and severance and bonus obligations to former and existing employees. There can be no assurance that the Company will meet its existing or additional contractual obligations in the future. Several parties have sent letters to the Company alleging breach of contract and threatening to bring claims against the Company, and three suits have been brought. There can be no assurance that additional actions will not be brought against the Company and its subsidiaries as a result of the Company's actions. There can be no assurance that if these matters are determined adversely to the Company that such determinations would not have a material adverse effect on the Company.

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

         (c)      Insurance

         The Company maintains managed healthcare errors and omissions insurance on a claims made basis for all of its managed care operations. Insurance coverage under such policies is contingent upon a policy being in effect when a claim is made, regardless of when the events which caused the claim occurred. The Company also maintains general liability and some umbrella coverage on an occurrence basis. In addition, the Company is named as an additional insured on medical malpractice policies of some formerly affiliated physician groups. In other cases, however, the Company has no insurance for malpractice claims brought against such physician groups. There are known claims and incidents that may result in the assertion of additional claims, as well as claims from unknown incidents that may be asserted. Management is not aware of any claims against it or its formerly affiliated physician groups which might have a material impact on the Company's financial position. The cost and availability of such coverage has varied widely in recent years. Management believes its insurance policies are adequate in amount and coverage for its operations. There can be no assurance, however, that the coverage is sufficient to cover all future claims or will continue to be available in adequate amounts or at a reasonable cost.

         (d)      Letters of Credit

         At March 31, 2001, letters of credit totaling $9.1 million were outstanding under the Credit Facility. On behalf of certain of the Company's affiliated IPAs, the Company has been required to issue letters of credit, aggregating $1.9 million at March 31, 2001, to managed care payors to ensure payment of health care costs for which the affiliated IPAs have responsibility. The Company is exposed to losses if a letter of credit is drawn upon and the related IPA fails to satisfy its reimbursement obligation to the Company. Approximately $200,000 has been drawn on letters of credit related to IPA's to date in 2001 which have not been reimbursed by the IPAs. The $7.2 million remaining letters of credit secure malpractice insurance deductibles, bonds required for third party administrator licenses and real estate leases.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We are a medical network management company that develops and manages IPAs, provides contract management services to physician networks owned by health systems, manages certain medical organizations and provides consulting services to independent medical organizations. Through our CareWise, Inc. subsidiary ("CareWise") which is held for sale, we also provide health care decision-support services, including demand management and disease management services, to managed care organizations, health care providers, employers and other group associations. We are planning to provide health and productivity services to self-insured employers through our wholly-owned subsidiary, HPMdirect, Inc. ("HPMdirect").

         Our CareWise and PrimeCare operations are held for sale. We are obligated to use substantially all of the cash proceeds from these and any other asset sales to pay all amounts and letters of credit outstanding under the Company's bank credit facility ("Credit Facility"), currently $2.8 million, net of cash collateral. The completed sales of CareWise and PrimeCare should fully satisfy these obligations. In the event the asset sales are not consummated, the proceeds from the asset sales are less than anticipated or are not received when anticipated, we may experience difficulty meeting our obligations under the Credit Facility. Such difficulty could cause a material adverse effect on our operations. There can be no assurance that the asset sales will be consummated, that the terms of the sales will be agreeable to us or that additional charges to earnings will not be necessary as a result of the final terms of the assets sales.

         As of the date hereof, as a result of our failure to pay the approximately $4.4 million interest payment due February 15, 2001 on the 4.5% convertible subordinated notes ("Notes"), we are in default under the Notes. Moreover, the default under the Notes, caused a default under the Credit Facility, which default has been waived by the senior lenders. If the Notes were to be accelerated, a default would occur under the Company's Zero Coupon Convertible Subordinated Notes Due 2014, original issue discount amount of approximately $109 million (the "Warburg Notes"), held by affiliates of Warburg, Pincus & Co. ("Warburg, Pincus"). As of the date hereof, we have obtained limited forbearance agreements through May 25, 2001, with additional automatic ten business day extensions unless otherwise notified, from bondholders representing approximately 57% of the Notes in the aggregate, and a waiver and forbearance agreement from Warburg, Pincus through June 30, 2001 subject to certain conditions. We have also defaulted on obligations related to several equipment and facilities leases. In connection with the audit of our financial statements for the year ended December 31, 2000, our independent auditors stated in their report that our recurring losses from operations, net capital deficiency and net working capital deficit raise substantial doubt about our ability to continue as a going concern. We have engaged Jefferies & Company, Inc. to assist us in restructuring our balance sheet. In light of our operating history and current projections and in connection with the restructuring, it may be necessary to seek protection from our creditors.

         Through our PhySys division, we provide management and support services to two of our formerly affiliated multi-specialty clinics, the Harbin Clinic in Rome, Georgia and the Lakeview Medical Group in Suffolk, Virginia. These agreements are for seven and five years, respectively, subject to termination for various reasons. We do not employ the personnel at these clinics. In addition, through PhySys, we provide management services to the physician networks of health systems. At present, our PhySys division provides management and support services to the 124-physician group related to the Rockford Health System, a health care delivery system serving northern Illinois and southern Wisconsin. The Rockford agreement is for a period of 38 1/2 months but is subject to termination on December 31, 2002. In April 2001, we entered into an agreement to provide services to a 120-member physician group affiliated with a large medical system in Sacramento, California. The agreement is for a three year term but is subject to earlier termination by either party in certain circumstances. In addition, we provide management services, including billing and collection services, to Columbia-Healthone, LLC in Denver, Colorado, as well as to an individual physician group in Colorado. We anticipate closing or selling the Colorado operations in 2001. We are pursuing additional relationships with health systems and physician groups but there is no assurance that we will enter into similar arrangements in the future or that such arrangements will be successful.

         We believe that we can assist the health systems and independent medical organizations in improving the operations of their physician networks by offering the organizations a range of services to address their needs. Pursuant to these affiliations, we provide management services to the physician networks for a fee but do not acquire the assets or employ the personnel of the physician groups, except certain key employees, and do not have any ongoing obligation to provide capital to the affiliated groups. To date, we have not invested any capital with these groups. If we invest capital with these groups in the future, we may do so through a joint venture. This modified structure enables the physician group or health system to benefit from our management expertise, yet retain control of its employees and decisions regarding future capital investment.

         In 2000, through PhySys we also provided consulting services to independent medical organizations through limited engagements and intend to pursue other similar engagements in the future. We anticipate fees from consulting arrangements will increase in 2001, although there can be no assurance that we will obtain additional engagements or that they will be profitable.

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

         Through the PrimeCare acquisition in 1998, we became a party to certain managed care contracts and, accordingly, are exposed to direct losses, if any, resulting from the PrimeCare capitated contracts. In addition, PrimeCare holds a limited Knox-Keene license in the State of California and, as a result, is subject to an increased level of state oversight, including reserve requirements by the California Department of Managed Health Care (the "DMHC"). During the third quarter of 2000, we reached an agreement with the DMHC regarding the funding of certain cash reserve requirements for claims payment. Under this agreement, PrimeCare agreed not to make any distributions of cash to the Company if any such distribution would cause PrimeCare not to be in compliance with the Knox-Keene requirements. PrimeCare was in compliance with such requirements as of March 31, 2001. For the first quarter of 2001, PrimeCare had revenues of $61.1 million and earnings before interest, taxes, depreciation and amortization ("EBITDA") of $2.0 million, compared to revenues of $49.4 million and EBITDA of $1.5 million for the same period of 2000 and had restricted cash reserves of $23.8 million which are included in net assets held for sale in the accompanying consolidated balance sheet. Our operations would be adversely affected if we failed to maintain compliance with the agreement and the DMHC took corrective action.

         At March 31, 2001, we had underwritten letters of credit totaling $1.9 million for the benefit of certain managed care payors to ensure payment of costs for which its affiliated IPAs are responsible. We are exposed to losses if a letter of credit is drawn upon and the related IPA fails to satisfy its reimbursement obligation to us. We have experienced losses totaling approximately $200,000 to date in 2001, as a result of draws on such letters of credit.

         We provide health care decision-support services, including demand management and disease management services, to managed care organizations, health care providers, employers and other group associations through CareWise. At March 31, 2001, we provided healthcare decision-support services to approximately $3.3 million consumers worldwide. CareWise is held for sale and we are currently negotiating a definitive agreement regarding the sale of CareWise, which sale is expected to close in the second quarter of 2001.

         In 2001, through HPMdirect, we began offering health and productivity services to self-insured employers to manage and reduce the healthcare-related costs of their employees. We anticipate that this new business will provide a variety of medical management and productivity management to employers by utilizing technology-based integrated services. Although we are seeking additional contracts, as of the date hereof we only have one small contract to provide utilization review services. There can be no assurance that a market for HPMdirect's services will develop or that if developed, the market will be significant or profitable.

RESULTS OF OPERATIONS

         The following table shows the percentage of net revenue represented by various expenses and other income items reflected in the Company's Consolidated Statements of Operations.

THREE MONTHS ENDED MARCH 31,                                                                      2001           2000
----------------------------                                                                      -----          -----
Net revenue ..............................................................................        100.0%         100.0%
Operating expenses:
    Cost of provider services ............................................................         55.0           19.7
    Salaries, wages and benefits .........................................................         21.5           31.5
    Supplies .............................................................................          3.1           13.2
    Purchased medical services ...........................................................          0.4            2.4
    Other expenses .......................................................................         26.7           15.0
    General corporate expenses ...........................................................          6.0            2.4
    Rents and lease expense ..............................................................          3.3            7.4
    Depreciation and amortization ........................................................          3.7            5.6
    Provision for (recovery of) asset revaluation, restructuring and refinancing .........         (1.1)           7.7
                                                                                                  -----          -----
Net operating expenses ...................................................................        118.6          104.9
                                                                                                  -----          -----
    Loss from operations .................................................................        (18.6)          (4.9)
Interest income ..........................................................................         (1.1)          (0.5)
Interest expense .........................................................................          5.3            3.3
                                                                                                  -----          -----
    Loss before income taxes and minority interest .......................................        (22.8)          (7.7)
Income tax expense .......................................................................           --            0.1
Minority interest ........................................................................          0.8            0.5
                                                                                                  -----          -----
    Net loss .............................................................................        (23.6)%         (8.3)%
                                                                                                  =====          =====

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

         Net revenue decreased $224.2 million, or 72.4%, from $309.5 million for the first quarter of 2000 to $85.3 million for the first quarter of 2001. Net revenue from clinics ("Clinic Net Revenue") decreased in the first quarter of 2001 from the first quarter of 2000 by $199.0 million, comprised of (i) a $153.3 million decrease in our service fees for reimbursement of clinic expenses incurred by us and (ii) a $45.7 million decrease in our fees from clinic operating income and net physician group revenue. Decreases in Clinic Net Revenue for the first quarter of 2001 compared to the first quarter of 2000 included reductions of $0.9 million from clinics whose assets were held for sale at March 31, 2001 and reductions of $198.1 million as a result of clinic operations disposed of through the first quarter of 2001.

         Net revenue from IPAs decreased $17.1 million, or 19.7%, from $86.9 million for the first quarter of 2000 to $69.8 million for the first quarter of 2001. IPA Net Revenue decreased approximately $26.1 million in the first quarter of 2001 compared to the first quarter of 2000 primarily as a result of the decisions to restructure and close the Houston, Dallas and various other IPA markets and to place our HMO in Kentucky in voluntary rehabilitation, with the Commonwealth of Kentucky Department of Insurance, during the fourth quarter of 2000. IPA Net Revenue from the IPA markets in effect for the first quarter of 2001 and 2000 increased by $9.0 million, or 14.9%, compared to the same period in 2000. Net revenue from PrimeCare increased $11.7 million to $61.1 million for the first quarter of 2001 from $49.4 million for the first quarter of 2000 primarily as a result of increased enrollment.

         Comparing operating expense ratios between the first quarter of 2001 and the first quarter of 2000 is difficult given the large decrease in and composition of net revenue between the two periods. Net revenue from our IPA operations was 82% and 28% of our total net revenue for the quarters ending March 31, 2001 and 2000, respectively. As such, cost of provider services as a percent of net revenue significantly increased during the first quarter of 2001 compared to the first quarter of 2000 because cost of provider services relates primarily to our IPA operations. Conversely, salaries, wages and benefits decreased as a percentage of net revenues because our multi-specialty clinic operations, which required more personnel to operate, comprised only 10% of our total net revenue for the quarter ending March 31, 2001 compared to 67% of our total net revenue for the same period in 2000. Other operating expenses increased as a percentage of net revenue for the quarter ending March 31, 2001 due to an $8.1 million expense recorded on the discount of a certain note receivable for which we collected $7.2 million. In addition, the decrease in estimated net realizable value of three other notes receivable totaling approximately $4.3 million is recorded in other operating expenses. The increase in interest expense as a percentage of net revenue is primarily due to decreased net revenue and amendments to our Credit Facility that resulted in increased interest costs.

         On behalf of certain of our affiliated IPAs, we have underwritten letters of credit to managed care payors to ensure payment of health care costs for which the affiliated IPAs have responsibility. As of March 31, 2001, letters of credit aggregating $1.9 million were outstanding under the Credit Facility for the benefit of managed care payors. We have experienced losses on such letters of credit totaling approximately $200,000 to date in 2001.

         The net recovery of asset revaluation, restructuring and refinancing charges for the quarter ending March 31, 2001 totaled approximately $1.0 million, consisting of a net $0.3 million asset impairment charge offset by a net $1.3 million restructuring reserve recovery. See discussion of these charges in "Asset Revaluation, Restructuring and Refinancing" below.

         We will incur no federal income tax expense and make no federal income tax payments during the foreseeable future as a result of available net operating loss carryforwards.

ASSET REVALUATION, RESTRUCTURING AND REFINANCING

General

         In the first quarter of 2001, we recorded a net asset revaluation and restructuring recovery of approximately $1.0 million. This net recovery included a net pre-tax asset revaluation charge of approximately $0.3 million, which was comprised of a $3.6 million asset revaluation charge less recovery of $3.3 million of certain asset impairment charges recorded in prior years. The net charge also included a net restructuring reserve recovery of approximately $1.3 million, which was comprised of a $0.5 million restructuring charge less recovery of $1.8 million of restructuring reserves recorded in prior years which will not be utilized.

Assets Held for Sale

         At March 31, 2001, net assets held for sale primarily consisted of the net assets of two clinics and several IPA markets, including PrimeCare, and CareWise, which totaled approximately $22.5 million. These net assets consisted of current assets, property and equipment, intangible assets and other assets less liabilities which are expected to be assumed by the purchasers. We expect to recover these amounts as the asset sales occur; however, there can be no assurance that we will recover the entire amount. Our failure to recover these amounts could cause a material adverse effect on our operations.

         We completed the disposition of the assets of four clinics, certain real estate holdings and other assets during the first quarter of 2001 and received consideration consisting of $54.7 million in cash and $12.0 million in notes receivable, in addition to certain liabilities assumed by the purchasers. In April 2001, we completed the disposition of the assets of our two remaining owned clinics and received proceeds totaling $2.0 million in cash and $1.8 million in notes receivable, in addition to certain liabilities assumed by the purchasers, which approximated the net carrying value of these clinic assets. These dispositions represented $3.8 million of the net assets held for sale at March 31, 2001. During the second quarter of 2001, we expect to complete the sale of the assets of CareWise and we anticipate selling the PrimeCare IPA markets by year-end. There can be no assurance, however, that we will complete either the CareWise or PrimeCare sale or complete such sales within the anticipated time frame. We expect to recover the tangible book value of the assets of these operating units, however, there can be no assurance we will do so. The sale of these assets will negatively impact our future revenues and the failure to consummate the sales as anticipated would negatively impact our short term cash flows.

         Net revenue and pre-tax income (losses) from operations disposed of or closed as of March 31, 2001 were $3.1 million and $(12.0) million for the three months ended March 31, 2001, compared to $230.3 million and $0.8 million for the three months ended March 31, 2000, respectively. Net revenue and pre-tax income (losses) from the operations held for sale at March 31, 2001 were $74.8 million and $(1.1) million for the three months ended March 31, 2001, compared to $67.4 million and $(0.5) million for the three months ended March 31, 2000, respectively.

Asset Impairments

         In the first quarter of 2001, we recorded approximately $1.4 million of asset revaluation charges for the impairment of long-lived assets of certain of our operating units and corporate office, recorded a net recovery of $1.7 million related to assets sold or disposed of during the quarter and recorded a net charge of $0.6 million related to marking to market certain assets held for sale.

Restructuring Charges

         In the first quarter of 2001, we adopted and implemented restructuring plans and recorded a net pre-tax restructuring reserve recovery of approximately $1.3 million. This recovery was comprised of a $500,000 restructuring charge related to the anticipated disaffiliation with of one of our multi specialty groups and the recovery of approximately $1.8 million related to restructuring charges recorded in prior years which will not be utilized.

         During the first quarter of 2001 we paid approximately $0.4 million in facility and lease termination costs, $1.3 million in severance costs and $0.6 million in other exit costs related to 2000, 1999 and 1998 charges. At March 31, 2001, accrued restructuring reserves totaled approximately $23.3 million, which included $18.6 million in facility and lease termination costs, $2.2 million in severance costs and $2.5 million in other exit costs. We estimate that approximately $8.4 million of the remaining liabilities at March 31, 2001 are due and payable during the next 12 months. The remaining $14.9 million primarily relates to long term lease commitments.

LIQUIDITY AND CAPITAL RESOURCES

General

         In 2000, as a result of the outcome of discussions with our affiliated clinics, we determined to sell the assets of our medical clinic business and to apply the proceeds to the amounts outstanding under the Credit Facility. In April 2001, we completed the disposition of all remaining owned clinics. The proceeds were used to cash collateralize certain letters of credit issued under the Credit Facility. We failed to meet the February 2001 interest payment obligation under the Notes of approximately $4.4 million. The default under the Notes created a default under the Credit Facility, which default has been waived by the senior lenders. If the Notes were to be accelerated, a default would occur under the Warburg Notes. We have also defaulted on obligations related to several equipment and facility leases. We have entered into limited forbearance agreements with noteholders representing a majority of the aggregate principal amount of the Notes. Pursuant to the forbearance agreements, the holders have agreed not to take action under the Notes until May 25, 2001, subject to automatic ten business day extensions, and Warburg Pincus has agreed to forbear until June 30, 2001, subject to certain conditions. We have initiated discussions with an informal committee of holders of the Notes regarding a possible restructuring. We have engaged Jefferies & Co. to assist us in restructuring our balance sheet. In light of our operating history and current projections and in connection with the restructuring, it may be necessary to seek protection from our creditors in the future.

         At March 31, 2001, current liabilities exceeded our current assets by $306.7 million, compared to $305.8 million at December 31, 2000. At March 31, 2001, we had $8.3 million in cash and cash equivalents, including $3.4 million of restricted cash and cash equivalents, compared to $0.9 million and $0.6 million, respectively, at December 31, 2000. Restricted cash and cash equivalents include amounts held by IPA partnerships and HMOs, the use of which is restricted to operations of the IPA partnerships or to meet other contractual requirements.

         We used $2.3 million of cash flows from operations in the first quarter of 2001 compared to generating $1.7 million of cash flows in the first quarter of 2000. Cash flows from operations of clinics that were disposed of or closed at March 31, 2001 resulted in a decrease of $16.3 million for the first quarter of 2001 compared to the first quarter of 2000. Our IPA management division experienced losses in certain markets in 2000. We ceased operations in eleven IPA markets in 2000, including the Houston and Dallas managed IPA markets in the fourth quarter of 2000. Of the 12 IPA markets remaining at March 31, 2001, eight IPA markets operated through PrimeCare were held for sale. Cash flows related to our IPA operations increased $16.3 million in first quarter of 2001 compared to the first quarter of 2000, primarily as a result of the disposition or closing of the aforementioned markets.

         In April 2001, we completed the disposition of the assets of our two remaining owned clinics held for sale at March 31, 2001 and received proceeds totaling $2.0 million in cash in addition to $1.8 million in notes receivable and certain liabilities being assumed by the purchasers, which approximated the net carrying value of these assets. In addition, we are seeking to sell CareWise and PrimeCare although no definitive agreements have been reached regarding such sales. We expect to recover the tangible book value of the assets held for sale, however, there can be no assurance we will do so. There can be no assurance that the sales will be consummated on terms acceptable to the Company. The sale of these operations will negatively impact our future revenues and the failure to consummate the sales as anticipated would negatively impact our cash flows.

         The employment agreements with our two executive officers provide for the payment of bonuses aggregating up to a maximum of $2.25 million upon the repayment of borrowings under the Credit Facility. Approximately $0.2 million of the bonuses were earned in 2000 and the remainder was earned during the first quarter of 2001 of which $2.06 million has been paid to date. In addition, we have agreements with certain employees to pay such employees two months of advanced severance when we have no outstanding obligations under the Credit Facility. These obligations currently total approximately $700,000 and are in lieu of all other severance obligations.

         Capital expenditures during the first quarter of 2001 totaled $140,000. We expect to make less than $1.0 million in capital expenditures in 2001, which we anticipate will be funded primarily from operating cash flows and cash reserves.

         During 2000, we resolved the outstanding Internal Revenue Service ("IRS") examination for the years 1996 through 1998. The IRS examination resulted in an adjustment to the 1998 loss carryback and accordingly, we repaid approximately $1.2 million plus interest, as a result of revisions in the alternative minimum tax calculation. The tax years 1988 through 1998 have been closed with respect to all issues without a material financial impact. Additionally, two subsidiaries are currently under examination for the 1995 and 1996 tax years. We acquired the stock of these subsidiaries during 1996. For the years under audit, and potentially, for subsequent years, any such adjustments could result in material cash payments by the Company. We cannot determine at this time the resolution of these matters, however, we do not believe the resolution of these matters will have a material adverse effect on our financial condition, although there can be no assurance as to the outcome of these matters. As of December 31, 2000, we had approximately $557.8 million in net operating loss carryforwards; accordingly, we do not expect to pay current federal income taxes for the foreseeable future.

Capital Resources

         We have $196.5 million in principal amount outstanding under the Notes which mature in 2003. Our failure to make the February 15, 2001 interest payment on the Notes resulted in an event of default under the terms of the related indenture on March 17, 2001. We have entered into limited forbearance agreements with noteholders representing 57% of the aggregate principal amount of the Notes. Pursuant to the forbearance agreements, the holders have agreed not to take action under the Notes until May 25, 2001, subject to automatic ten business day extensions.
We have initiated discussions with an informal committee of holders of the Notes regarding a possible restructuring.

         Our Credit Facility and synthetic lease facility were modified several times in 2000. The Credit Facility, as amended August 25, 2000, provided for the conversion of outstanding balances under the previous revolving credit and synthetic lease facilities and outstanding letters of credit to a term loan ("Term Loan") and a $25 million revolving loan ("Revolving Loan"). Amounts were available under this Revolving Loan only to the extent repayments were made from our excess cash flows. The restated Credit Facility also included a senior secured revolving loan of up to $10 million ("New Revolving Loan"). Under the terms of this amended Credit Facility, net cash proceeds from asset sales are required to be prepaid against outstanding borrowings under the Term Loan, the Revolving Loan and the New Revolving Loan and then to cash collateralize outstanding letters of credit. Pursuant to the March 30, 2001 amendment, irrespective of asset sales, the aggregate uncollateralized letters of credit are required to be reduced on an established timetable until maturity on December 31, 2001. At May 15, 2001, all borrowings under the Credit Facility had been repaid and outstanding letters of credit totaled $8.8 million for which cash collateral of $6.0 million had been paid to the agent bank. No additional borrowings are available under the Credit Facility. The event of default under the Notes also resulted in an event of default under the Credit Facility, permitting the banks to require us to collateralize fully the letters of credit. We obtained a waiver of this event of default in the March 30, 2001 amendment to the Credit Facility. If the principal due under the Notes were to be accelerated, an event of default would occur under the Warburg Notes. We have obtained a waiver and forbearance agreement through June 30, 2001 from Warburg Pincus relating to the possible default under the Warburg Notes, subject to earlier termination in certain circumstances.

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

         Outstanding borrowings and letters of credit issued under the Credit Facility are secured by the capital stock the Company holds in certain of its subsidiaries (as defined in the Credit Facility) and the personal property held by the Company and its subsidiaries. The Credit Facility contains covenants which, among other things, imposes limitations or prohibitions on the Company with respect to (i) the incurring of certain indebtedness, (ii) the creation of security interests on the assets of the Company, (iii) the payment of cash dividends on, and the redemption or repurchase of, securities of the Company,
(iv) investments and (v) acquisitions.

Summary

         The completed and expected asset sales, including CareWise and PrimeCare, will substantially reduce our revenue and earnings in the future. There can be no assurance that the CareWise and PrimeCare operations can be sold on terms agreeable to us or that additional charges to earnings will not be necessary as a result of the final terms of the sales. In the event the sales are not consummated, the proceeds from these asset sales are less than anticipated or are not received when anticipated, our liquidity may be materially adversely affected. The outcome of certain legal proceedings described in Part II, Item 1 hereof may have a negative impact on our liquidity and capital reserves.

         At March 31, 2001, we had cash and cash equivalents of approximately $8.3 million, including $3.4 million of restricted cash and cash equivalents, and currently have no availability under the Credit Facility. We defaulted on our obligation to make an interest payment of approximately $4.4 million, due February 15, 2001, on the Notes. In addition, the default under the Notes permitted the senior lenders under the Credit Facility to require the Company to immediately collateralize with cash all outstanding letters of credit, currently $2.8 million, net of cash collateral; we have obtained a waiver of this default from our senior lenders. Finally, if the Notes were to be accelerated, a default would occur under the Warburg Notes. We have also defaulted on obligations related to several equipment and facility leases. We have obtained a limited forbearance agreement until May 25, 2001, with automatic extensions for ten business days, from bondholders representing approximately 57% of the Notes in the aggregate and a waiver and forbearance agreement from Warburg, Pincus through June 30, 2001 subject to certain conditions. Failure of the bondholders or Warburg, Pincus to continue the forbearance agreements could have a material adverse effect on our operations. There can be no assurance that we could satisfy any acceleration demand by the bondholders, the senior lenders or Warburg, Pincus.

         In their report on the audit of our consolidated financial statements for the fiscal year ended December 31, 2000, our auditors stated that our recurring losses from operations, net capital deficiency and net working capital deficit raise substantial doubts about our ability to continue as a going concern. We do not believe our operating income will exceed our costs in 2001 and do not anticipate having access to any additional capital. Accordingly, we expect to continue to experience negative cash flow. We have engaged Jefferies & Company, Inc. to assist us in restructuring our balance sheet, however, there can be no assurance that we will be successful in doing so. In light of our operating history and current projections and in connection with the restructuring, it may be necessary to seek protection from our creditors in the future.

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

         Any of our forward-looking statements in this report and in any other public statements we make may turn out to be incorrect. These statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in this report - for example, our ability to operate as a going concern, our ability to restructure our balance sheet, the adequacy of our capital resources, the possibility of seeking relief from creditors under U.S. bankruptcy laws, the inability to complete asset sales, including CareWise and PrimeCare, the impact to earnings and the possibility of additional charges to earnings resulting from terminating or restructuring our relationships with our IPAs and their payors, our ability to operate IPAs and other physician organizations profitably, changes in contractual relationships, competition in the health care industry, regulatory developments and changes, the nature of capitated fee arrangements and other methods of payment for medical services, the risk of professional liability claims, and the outcome of pending litigation will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. For a more detailed discussion of the factors that could affect the results of operations and financial condition of the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors."

         We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q, 8-K and 10-K reports to the SEC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         During the three months ended March 31, 2001, there were no material changes to the Company's quantitative and qualitative disclosures about the market risks associated with financial instruments as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company and certain of its current and former officers and directors, Joseph C. Hutts, Derril W. Reeves, Thompson S. Dent, Richard D. Wright and John K. Crawford (only Mr. Dent remains employed by the Company while he and Mr. Hutts serve as directors) have been named defendants in 10 securities fraud class actions filed in state and federal courts in Tennessee between September 8, 1998 and June 24, 1999. The factual allegations of the complaints in all 10 actions are substantially identical and assert that during various periods between April 22, 1997 and September 22, 1998, the defendants issued false and misleading statements which materially misrepresented the earnings and financial condition of the Company and its clinic operations and misrepresented and failed to disclose various other matters concerning the Company's operations in order to conceal the alleged failure of the Company's business model. Plaintiffs further assert that the alleged misrepresentations caused the Company's securities to trade at inflated levels while the individual defendants sold shares of the Company's stock at such levels. In each of the actions, the plaintiff seeks to be certified as the representative of a class of all persons similarly situated who were allegedly damaged by the defendants' alleged violations during the "class period." Each of the actions seeks damages in an indeterminate amount, interest, attorneys' fees and equitable relief, including the imposition of a trust upon the profits from the individual defendants' trades. The federal court actions have been consolidated in the U. S. District Court for the Middle District of Tennessee. Defendants' motion to dismiss was denied. The state court actions were consolidated in Davidson County, Tennessee. The Plaintiffs' original consolidated class action compliant in state court was dismissed for failure to state a claim. Plaintiffs, however, were granted leave to file an amended complaint. The amended complaint filed by Plaintiffs asserted, in addition to the original Tennessee Securities Act claims, that Defendants had also violated Section 11 and 12 of the Securities Act of 1933 for alleged misleading statements in a prospectus released in connection with the CareWise acquisition. The amended complaint also added KPMG LLP (KPMG), the Company's independent public auditors. KPMG removed this case to federal court and its motion to dismiss has been denied. On October 20, 2000, this case was consolidated with the original federal consolidated action and a new consolidated complaint has been filed. The Company, the individual defendants and KPMG have filed an answer and the discovery process is nearing completion. On March 9, 2001, the plaintiffs filed a motion for class certification and the Company filed its response in opposition thereto on April 6, 2001. The motion is pending before the court. The trial of all the consolidated cases is set for November 6, 2001. The Company believes that it has meritorious defenses to all of the claims, and is vigorously defending against these actions. There can be no assurance, however, that such defenses will be successful or that the lawsuits will not have a material adverse effect on the Company. The Company's Restated Charter provides that the Company shall indemnify the officers and directors for any liability arising from these suits unless a final judgment establishes liability (a) for a breach of the duty of loyalty to the Company or its shareholders, (b) for acts or omissions not in good faith or which involve intentional misconduct or knowing violation of law or (c) for an unlawful distribution.

         On April 18, 2000, a jury in the case of United States of America ex rel. William R. Benz v. PrimeCare International, Inc. and Prem Reddy, in the United States District Court, Central District of California, returned a verdict in favor of the plaintiff as follows: $500,000 against PrimeCare on plaintiff's breach of contract claims; $900,000 in compensatory damages and $3 million in punitive damages jointly and severally against PrimeCare and Prem Reddy on plaintiff's claims for wrongful termination and intentional infliction of emotional distress; and $200,000 against PrimeCare on plaintiff's claim for violations of state labor codes. The jury returned a verdict in defendants' favor on plaintiff's claim for retaliatory termination under the False Claims Act. The jury was unable to reach a verdict on plaintiff's Medicare fraud claims. The court entered a final judgment on July 13, 2000. Effective May 3, 2001, the Company entered into a settlement agreement with Mr. Benz. In exchange for PrimeCare paying Mr. Benz $2.7 million (of which $700,000 has been paid and $2.0 million will be paid within 60 calendar days, together with interest at 8 percent per annum until paid) all claims are to be dropped by Mr. Benz against the Company and its affiliates. There can be no assurance PrimeCare will be able to make the $2 million payment, and if it fails to make such payment, Mr. Benz will be entitled to retain $300,000 and to pursue his judgement of $4.6 million. The parties are awaiting court approval of the settlement agreement. The judgement of $4.6 million was recorded as other operating expenses in 2000 and is included in other accrued expenses at March 31, 2001. The Plaintiff's enforcement of this judgment against PrimeCare would have a material adverse effect on PrimeCare.

         In September 1999, three relators brought a claim in the United States District Court for the District of Hawaii under the False Claims Act against Straub Clinic and Hospital, Inc. ("Straub"), PhyCor of Hawaii, Inc., and the Company. This matter had been under seal until September 2000. On September 20, 2000, the United States government elected to decline to intervene in the matter. The Company sold PhyCor of Hawaii, Inc. to Straub in November 2000. On February 21, 2001, plaintiffs filed a Second Amended Complaint, and Straub is defending the claims against PhyCor of Hawaii, Inc. PhyCor, Inc. lost its motion to dismiss and is defending the litigation against it.

         As a result of the Company's determination to exit its IPA market in Houston, Texas, a number of providers in the market have brought actions naming several parties, including the Company and an IPA-management subsidiary of the Company, alleging breach of contract, among other matters. In addition, as a result of the Company's financial condition, the Company has been unable to meet certain contractual obligations including, but not limited to, certain ongoing lease obligations and severance and bonus obligations to former and existing employees. There can be no assurance that the Company will meet its existing or additional contractual obligations in the future. Several parties have sent letters to the Company alleging breach of contract and threatening to bring claims against the Company, and three suits have been brought. There can be no assurance that additional actions will not be brought against the Company and its subsidiaries as a result of the Company's actions. There can be no assurance that if these matters are determined adversely to the Company that such determinations would not have a material adverse effect on the Company.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         As stated previously in this report, as a result of our failure to pay the approximately $4.4 million interest payment due February 15, 2001 on the 4.5% convertible subordinated notes ("Notes"), we are in default under the Notes. The principal amount outstanding under the Notes, which mature in 2003, is $196.5 million. The Company has entered into limited forbearance agreements with noteholders representing a majority of the aggregate principal amount of the Notes. Pursuant to the forbearance agreements, the holders have agreed not to take action under the Notes until May 25, 2001, subject to automatic ten business day extensions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

    EXHIBIT
     NUMBER           DESCRIPTION OF EXHIBITS
    -------           -----------------------
     3.1       --     Amended Bylaws of the Company(1)
     3.2       --     Restated Charter of the Company(1)
     3.3       --     Amendment to Restated Charter of the Company(2)
     3.4       --     Amendment to Restated Charter of the Company(3)
     4.1       --     Form of 4.5% Convertible Subordinated Debenture due 2003(4)
     4.2       --     Form of Indenture by and between the Company and First American National Bank,
                      N.A.(4)
     10.1      --     Employment Agreement dated June 8, 2000 between Mr. Dent and the Company(5)
     10.2      --     Company's Amended 1988 Incentive Stock Plan(6)
     10.3      --     Company's Amended 1992 Non-Qualified Stock Option Plan for Non-Employee
                      Directors(6)
     10.4      --     Reserved
     10.5      --     Company's Savings and Profit Sharing Plan(7)
     10.6      --     Fourth Amended and Restated Revolving Credit Agreement dated as of August 25, 2000, among the Company, the Banks named therein and Citibank USA, Inc. ("Fourth Amended Facility")(8)
     10.7      --     Employment Agreement dated February 1, 2000 between Mr. Jones and The Company(8).
     10.8      --     Amendment dated June 15, 2000 to Employment Agreement between Mr. Jones and the
                      Company(5)
     10.9      --     Company's 1999 Incentive Stock Plan(9)
     10.10     --     Risk Contract Management Agreement, dated as of May 1, 1995, by and between North
                      American Medical Management-Illinois, Inc. and Elmhurst Physician Hospital
                      Organization, LLC(10)
     10.11     --     First Amendment to Risk Contract Management Agreement, dated as of November 1,
                      1996, by and between Elmhurst Physician Hospital Organization, LLC and North
                      American Medical Management - Illinois, Inc.(10)
     10.12     --     Amendment to Risk Contract management Agreement, dated as of May 1, 2000, by and between Elmhurst Physician Hospital Organization, LLC and North American Medical
                      Management-Illinois, Inc.(10)
     10.13     --     Management Services Agreement, dated as of September 1, 1998, by and between North
                      American Medical Management - Illinois, Inc. and Health Options Illinois, Inc.(10)
     10.14     --     Management Agreement by and between North American Medical Management -
                      Illinois, Inc. and Ingalls Provider Group(10)
     10.15     --     Amendment to Management Agreement, dated November 30, 1999, by and between
                      Ingalls Provider Group and North American Medical Management - Illinois, Inc.(10)
     10.16     --     Management Agreement, dated April 1, 2000, by and between North American Medical
                      Management-Illinois, Inc. and Northwest Community Capco, Inc.(10)
     10.17     --     Management Agreement, dated October 1, 1999, by and between North American
                      Medical Management-Illinois, Inc. and Silver Cross Managed Care Organization(10)
     10.18     --     Management Agreement, dated August 1, 1996, by and between NAMM-Illinois, Inc.
                      and Swedish Covenant Managed Care Alliance, Inc.(10)
     10.19     --     Amendment to Management Agreement, dated December 31, 1999, by and between

                      Swedish Covenant Managed Care Alliance, Inc. and North American Medical
                      Management-Illinois, Inc.(10)
     10.20     --     Management Services Agreement by and between Kansas City Physician Management,
                      LLC and New Century Health Quality Alliance, Inc.(10)
     10.21     --     Management Agreement, dated April 1, 1996, by and between IPA Management
                      Associates, Inc. and Quality Care Network of Texas, Ltd.(10)
     10.22     --     Full Service Management Agreement by and between Tri-Co, LLC and Tri-County
                      Physicians Association, Inc.(10)
     10.23     --     Management Agreement, dated October 15, 1999, by and among PhyCor of Rockford,
                      Inc., PhyCor, Inc., Rockford Health System and Rockford Memorial Health Services
                      Corporation(10)
     10.24     --     Reserved
     10.25     --     Addendum to Management Agreement by and among PhyCor of Rockford, Inc., PhyCor,
                      Inc., Rockford Health System, Inc. and Rockford Memorial Health Services Corporation(10)
     10.26     --     Service Agreement, dated November 30, 2000, by and between PhyCor of Western
                      Tidewater, Inc., and Lakeview Medical Center, Inc.(10)
     10.27     --     Service Agreement, dated September 30, 2000, by and between SynerPhy of Rome, Inc.
                      and Harbin Clinic, LLC(10)
     10.28     --     Amendment No. 2 to Fourth Amended Facility(11)
     10.29     --     Amendment No. 3 to Fourth Amended Facility(11)
     10.30     --     Amendment No. 4 to Fourth Amended Facility(11)
     10.31     --     Amendment No. 5 to Fourth Amended Facility(11)
     10.32     --     Amendment No. 6 to Fourth Amended Facility(11)

(1) Incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 1994, Commission No. 0-19786.
(2) Incorporated by referenced to exhibits filed with the Company's Registration Statement on Form S-3, Commission No. 33-93018.
(3) Incorporated by referenced to exhibits filed with the Company's Registration Statement on Form S-3, Commission No. 33-98528.
(4) Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-3, Registration No. 333-328.
(5) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, Commission No. 0-19786.
(6) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1997, Commission No. 0-19786.
(7) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1993, Commission No. 0-19786.
(8) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,2000, Commission No. 0-19786
(9) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1999, Commission No. 0-19786.
(10) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2000, Commission No. 0-19786.
(11)     Filed herewith.

         (B)      REPORTS ON FORM 8-K

The Company's Current Report on Form 8-K as filed with the Commission on February 15, 2001 announcing the Company's failure to make the interest payment due on such date, on its outstanding 4.5% Convertible Subordinated Debentures Due 2003.

The Company's Current Report on Form 8-K as filed with the Commission on March 2, 2001 announcing the Company's engagement of Jefferies & Company, Inc. to advise on the restructuring of the Company's balance sheet. In addition, the Company announced that it was considering the sale of its California IPA operations, including PrimeCare International, Inc.

The Company's Current Report on Form 8-K as filed with the Commission on March 19, 2001 announcing limited forbearance agreements entered into with holders representing 57% in aggregate principal amount of the Company's outstanding 4.5% Convertible Subordinated Debentures Due 2003 regarding its failure to make the February 15, 2001 interest payment on the Notes.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                           PHYCOR, INC.

                           By:  /s/ Tarpley B. Jones
                              -----------------------------------------
                           Tarpley B. Jones
                           Executive Vice President and Chief Financial
                           Officer

Date:    May 15, 2001

    EXHIBIT
     NUMBER           DESCRIPTION OF EXHIBITS
    -------           -----------------------
     3.1       --     Amended Bylaws of the Company(1)
     3.2       --     Restated Charter of the Company(1)
     3.3       --     Amendment to Restated Charter of the Company(2)
     3.4       --     Amendment to Restated Charter of the Company(3)
     4.1       --     Form of 4.5% Convertible Subordinated Debenture due 2003(4)
     4.2       --     Form of Indenture by and between the Company and First American National Bank,
                      N.A.(4)
     10.1      --     Employment Agreement dated June 8, 2000 between Mr. Dent and the Company(5)
     10.2      --     Company's Amended 1988 Incentive Stock Plan(6)
     10.3      --     Company's Amended 1992 Non-Qualified Stock Option Plan for Non-Employee
                      Directors(6)
     10.4      --     Reserved
     10.5      --     Company's Savings and Profit Sharing Plan(7)
     10.6      --     Fourth Amended and Restated Revolving Credit Agreement dated as of August 25, 2000, among the Company, the Banks named therein and Citibank USA, Inc. ("Fourth Amended Facility")(8)
     10.7      --     Employment Agreement dated February 1, 2000 between Mr. Jones and The Company(8).
     10.8      --     Amendment dated June 15, 2000 to Employment Agreement between Mr. Jones and the
                      Company(5)
     10.9      --     Company's 1999 Incentive Stock Plan(9)
     10.10     --     Risk Contract Management Agreement, dated as of May 1, 1995, by and between North
                      American Medical Management-Illinois, Inc. and Elmhurst Physician Hospital
                      Organization, LLC(10)
     10.11     --     First Amendment to Risk Contract Management Agreement, dated as of November 1,
                      1996, by and between Elmhurst Physician Hospital Organization, LLC and North
                      American Medical Management - Illinois, Inc.(10)
     10.12     --     Amendment to Risk Contract management Agreement, dated as of May 1, 2000, by and between Elmhurst Physician Hospital Organization, LLC and North American Medical
                      Management-Illinois, Inc.(10)
     10.13     --     Management Services Agreement, dated as of September 1, 1998, by and between North
                      American Medical Management - Illinois, Inc. and Health Options Illinois, Inc.(10)
     10.14     --     Management Agreement by and between North American Medical Management -
                      Illinois, Inc. and Ingalls Provider Group(10)
     10.15     --     Amendment to Management Agreement, dated November 30, 1999, by and between
                      Ingalls Provider Group and North American Medical Management - Illinois, Inc.(10)
     10.16     --     Management Agreement, dated April 1, 2000, by and between North American Medical
                      Management-Illinois, Inc. and Northwest Community Capco, Inc.(10)
     10.17     --     Management Agreement, dated October 1, 1999, by and between North American
                      Medical Management-Illinois, Inc. and Silver Cross Managed Care Organization(10)
     10.18     --     Management Agreement, dated August 1, 1996, by and between NAMM-Illinois, Inc.
                      and Swedish Covenant Managed Care Alliance, Inc.(10)
     10.19     --     Amendment to Management Agreement, dated December 31, 1999, by and between
                      Swedish Covenant Managed Care Alliance, Inc. and North American Medical
                      Management-Illinois, Inc.(10)
     10.20     --     Management Services Agreement by and between Kansas City Physician Management,

                      LLC and New Century Health Quality Alliance, Inc.(10)
     10.21     --     Management Agreement, dated April 1, 1996, by and between IPA Management
                      Associates, Inc. and Quality Care Network of Texas, Ltd.(10)
     10.22     --     Full Service Management Agreement by and between Tri-Co, LLC and Tri-County
                      Physicians Association, Inc.(10)
     10.23     --     Management Agreement, dated October 15, 1999, by and among PhyCor of Rockford,
                      Inc., PhyCor, Inc., Rockford Health System and Rockford Memorial Health Services
                      Corporation(10)
     10.24     --     Reserved
     10.25     --     Addendum to Management Agreement by and among PhyCor of Rockford, Inc., PhyCor,
                      Inc., Rockford Health System, Inc. and Rockford Memorial Health Services Corporation(10)
     10.26     --     Service Agreement, dated November 30, 2000, by and between PhyCor of Western
                      Tidewater, Inc., and Lakeview Medical Center, Inc.(10)
     10.27     --     Service Agreement, dated September 30, 2000, by and between SynerPhy of Rome, Inc.
                      and Harbin Clinic, LLC(10)
     10.28     --     Amendment No. 2 to Fourth Amended Facility(11)
     10.29     --     Amendment No. 3 to Fourth Amended Facility(11)
     10.30     --     Amendment No. 4 to Fourth Amended Facility(11)
     10.31     --     Amendment No. 5 to Fourth Amended Facility(11)
     10.32     --     Amendment No. 6 to Fourth Amended Facility(11)

(1) Incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 1994, Commission No. 0-19786.
(2) Incorporated by referenced to exhibits filed with the Company's Registration Statement on Form S-3, Commission No. 33-93018.
(3) Incorporated by referenced to exhibits filed with the Company's Registration Statement on Form S-3, Commission No. 33-98528.
(4) Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-3, Registration No. 333-328.
(5) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, Commission No. 0-19786.
(6) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1997, Commission No. 0-19786.
(7) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1993, Commission No. 0-19786.
(8) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,2000, Commission No. 0-19786
(9) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1999, Commission No. 0-19786.
(10) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2000, Commission No. 0-19786.
(11)     Filed herewith.