Form 10-Q
period 2001-06-30
PHYCOR INC /TN/
filed 2001-08-20
CIK 881400

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM ________ TO

                          COMMISSION FILE NO.: 0-19786
                                  PHYCOR, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           TENNESSEE                                   62-1344801
(STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

  30 BURTON HILLS BOULEVARD, SUITE 400
          NASHVILLE, TENNESSEE                           37215
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (615) 665-9066
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         As of August 17, 2001, 73,234,201 shares of the registrant's common stock were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          PHYCOR, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 JUNE 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000
                    (ALL AMOUNTS ARE EXPRESSED IN THOUSANDS)

                                                                                 2001            2000
                                                                             ------------    ------------

                                                 ASSETS
Current assets:
     Cash and cash equivalents - unrestricted ...........................    $     15,920    $        286
     Cash and cash equivalents - restricted .............................          31,190             641
     Accounts receivable, net ...........................................           3,263           2,389
     Inventories, prepaid expenses and other current assets .............          10,124           4,810
     Notes receivable, current installments .............................           1,064           1,514
     Assets held for sale, net ..........................................              --          77,154
                                                                             ------------    ------------
                     Total current assets ...............................          61,561          86,794
Property and equipment, net .............................................           6,729           5,574
Intangible assets, net ..................................................          35,098          18,754
Notes receivable, excluding current installments ........................          13,644          31,873
Other assets ............................................................           1,739           2,019
                                                                             ------------    ------------
                     Total assets .......................................    $    118,771    $    145,014
                                                                             ============    ============

                                  LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
     Current installments of long-term debt and capital leases ..........    $        212    $     46,306
     Current installments of convertible subordinated notes and
         debentures .....................................................         308,875         305,500
     Accounts payable ...................................................           1,977           2,403
     Salaries and benefits payable ......................................           3,661           1,909
     Incurred but not reported claims payable ...........................          24,099           1,297
     Current portion of accrued restructuring reserves ..................           8,143          11,277
     Other accrued expenses and current liabilities .....................          44,838          21,601
                                                                             ------------    ------------
                     Total current liabilities ..........................         391,805         390,293

Long-term debt and capital leases, excluding current installments .......           1,071           2,862
Accrued restructuring reserves, excluding current portion ...............          13,384          15,578
Convertible subordinated notes payable to physician groups ..............             319             637
                                                                             ------------    ------------
                     Total liabilities ..................................         406,579         409,370
                                                                             ------------    ------------

Minority interest in earnings of consolidated partnerships ..............           1,649             633

Shareholders' deficit:
     Preferred stock, no par value, 10,000 shares authorized ............              --              --
     Common stock, no par value; 250,000 shares authorized; issued and
         outstanding  73,237 shares in 2001 and 73,281 shares in 2000 ...         834,168
                                                                                                  834,168
     Accumulated deficit ................................................      (1,123,625)     (1,099,157)
                                                                             ------------    ------------
                      Total shareholders' deficit .......................        (289,457)       (264,989)
                                                                             ------------    ------------
Commitments and contingencies
                      Total liabilities and shareholders' deficit .......    $    118,771    $    145,014
                                                                             ============    ============

          See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
     (ALL AMOUNTS ARE EXPRESSED IN THOUSANDS, EXCEPT FOR EARNINGS PER SHARE)
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                        JUNE 30,                     JUNE 30,
                                                                   2001          2000          2001           2000
                                                                ----------    ----------    ----------    ------------

Net revenue ................................................    $   70,886    $  258,010    $  156,170    $    567,506
Operating expenses:
   Cost of provider services ...............................        43,556        57,098        90,434         117,934
   Salaries, wages and benefits ............................        13,655        82,830        32,008         180,448
   Supplies ................................................           687        35,023         3,345          75,836
   Purchased medical services ..............................            --         4,990           312          12,287
   Other expenses ..........................................         7,220        47,779        29,956          94,110
   General corporate expenses ..............................         2,830         7,368         7,962          14,952
   Rents and lease expense .................................         1,855        18,234         4,671          41,279
   Depreciation and amortization ...........................         1,977        15,756         5,154          33,054
   Provision for (recovery of) asset revaluation,
     restructuring and refinancing .........................           547       407,308          (415)        431,085
                                                                ----------    ----------    ----------    ------------
          Net operating expenses ...........................        72,327       676,386       173,427       1,000,985
                                                                ----------    ----------    ----------    ------------
          Loss from operations .............................        (1,441)     (418,376)      (17,257)       (433,479)
Other (income) expense:
   Interest income .........................................          (943)       (1,749)       (1,881)         (3,209)
   Interest expense ........................................         4,148         9,912         8,709          19,978
                                                                ----------    ----------    ----------    ------------
          Loss before income taxes and minority interest ...        (4,646)     (426,539)      (24,085)       (450,248)
Income tax expense .........................................            --           307            --             635
Minority interest in earnings (losses) of consolidated
   partnerships ............................................          (275)          (22)          383           1,514
                                                                ----------    ----------    ----------    ------------
          Net loss .........................................    $   (4,371)   $ (426,824)   $  (24,468)   $   (452,397)
                                                                ==========    ==========    ==========    ============

Loss per share:
   Basic ...................................................    $    (0.06)   $    (5.80)   $    (0.33)   $      (6.15)
   Diluted .................................................    $    (0.06)   $    (5.80)   $    (0.33)   $      (6.15)
                                                                ==========    ==========    ==========    ============

Weighted average number of shared and dilutive
share equivalents outstanding:
   Basic ...................................................        73,237        73,548        73,243          73,513
   Diluted .................................................        73,237        73,548        73,243          73,513
                                                                ==========    ==========    ==========    ============

          See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                    (ALL AMOUNTS ARE EXPRESSED IN THOUSANDS)
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                       JUNE 30,                  JUNE 30,
                                                                  2001         2000         2001         2000
                                                                ---------    ---------    ---------    ---------

Cash flows from operating activities:
   Net loss ................................................    $  (4,371)   $(426,824)   $ (24,468)   $(452,397)
   Adjustments to reconcile net loss to net cash
     provided (used) by operating activities:
     Depreciation and amortization .........................        1,977       15,756        5,154       33,054
     Minority interests ....................................         (275)         (22)         383        1,514
     Provision for (recovery of) asset revaluation,
       restructuring and refinancing .......................          547      407,308         (415)     431,085
     Write down of notes receivable ........................          300           --        4,564           --
     Accretion of convertible subordinated notes ...........        1,687        1,688        3,375        3,375
     Increase (decrease) in cash, net of effects of
       acquisitions and dispositions due to changes in:
           Accounts receivable, net ........................       (1,851)      13,824        4,384       16,668
           Inventories, prepaid expenses and other
             current assets ................................        3,358        6,572        8,891        1,867
           Accounts payable ................................           23       (3,088)      (4,434)      (4,275)
           Due to physician groups .........................           --       (4,681)         282       (1,843)
           Incurred but not reported claims payable ........           86        3,135        5,091        8,393
           Accrued restructuring reserves ..................       (1,747)      (3,421)      (3,996)      (7,634)
           Other accrued expenses and current
             liabilities ...................................        1,499       (1,927)         123      (19,748)
                                                                ---------    ---------    ---------    ---------
              Net cash provided (used) by operating
                activities .................................        1,233        8,320       (1,066)      10,059
                                                                ---------    ---------    ---------    ---------
Cash flows from investing activities:
     Dispositions, net .....................................        8,771       23,078       63,381       38,781
     Purchase of property and equipment ....................          (14)      (7,624)        (154)     (16,509)
     Proceeds from (payments for) other assets .............        2,602       (2,484)       3,071       (1,171)
     Change in restricted cash held for sale ...............       26,472           --       30,378           --
                                                                ---------    ---------    ---------    ---------
             Net cash provided by investing activities .....       37,831       12,970       96,676       21,101
                                                                ---------    ---------    ---------    ---------
Cash flows from financing activities:
     Cost of issuance of common stock and warrants .........           --         (193)          --         (132)
     Repayment of long-term borrowings .....................          (20)     (33,103)     (47,955)     (26,764)
     Repayment of obligations under capital leases .........          (16)      (1,210)         (65)      (2,038)
     Distributions of minority interests ...................         (200)         108       (1,407)      (2,760)
     Loan costs incurred ...................................           --         (127)          --       (2,093)
                                                                ---------    ---------    ---------    ---------
             Net cash used by financing activities .........         (236)     (34,525)     (49,427)     (33,787)
                                                                ---------    ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents .......       38,828      (13,235)      46,183       (2,627)
Cash and cash equivalents - beginning of period ............        8,282       71,319          927       60,711
                                                                ---------    ---------    ---------    ---------
Cash and cash equivalents - end of period ..................    $  47,110    $  58,084    $  47,110    $  58,084
                                                                =========    =========    =========    =========

          See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                    (ALL AMOUNTS ARE EXPRESSED IN THOUSANDS)
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                      JUNE 30,                JUNE 30,
                                                                  2001        2000        2001        2000
                                                                --------    --------    --------    --------

SUPPLEMENTAL SCHEDULE OF INVESTING
ACTIVITIES:
Effects of acquisitions and dispositions, net:
  Assets acquired, net of cash .............................          --        (374)         --      (1,269)
  Liabilities paid, including deferred purchase price
     payments ..............................................          --      (2,108)        (67)     (6,778)
  Cash received from disposition of clinic assets, net .....       8,771      25,560      63,448      46,828
                                                                --------    --------    --------    --------
         Dispositions, net .................................    $  8,771    $ 23,078    $ 63,381    $ 38,781
                                                                ========    ========    ========    ========
SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Notes receivable received from disposition of clinic
   assets ..................................................    $  1,796    $  8,500    $ 13,796    $ 18,895
                                                                ========    ========    ========    ========

          See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

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

         In the second quarter of 2001, the Company determined to retain and continue to operate the PrimeCare operations. PrimeCare accounts for most of the revenue and earnings of the Company's Independent Practice Association ("IPA") business. In the fourth quarter of 2000, the Company decided to solicit bids for the sale of PrimeCare. After reviewing these bids, and after certain other assets were sold which helped to alleviate PhyCor's short-term cash flow problems, in June 2001, the Company decided to retain PrimeCare. Accordingly, PrimeCare is not accounted for as an asset held for sale on June 30, 2001 as it was on December 31, 2000.

         In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

         The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

         Statement 141 will require, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

         In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

         Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

(2)      LIQUIDITY AND GOING CONCERN

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern with the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company's leveraged financial structure and losses from operations, however, give rise to the fact that such realization of assets and liquidation of liabilities is subject to significant uncertainty. At June 30, 2001, current liabilities exceeded the Company's current assets by $330.2 million.

         The Company failed to meet the February and August 2001 interest payment obligations totaling approximately $8.8 million under the 4.5% convertible subordinated notes ("Notes"). The Company entered into limited forbearance agreements respecting the February 2001 interest payment with noteholders representing a majority of the aggregate principal amount of the Notes. Pursuant to the forbearance agreements, the holders agreed not to take action under the Notes until September 5, 2001, subject to automatic ten business day extensions. The default under the Notes caused a default under the Company's bank credit facility ("Credit Facility"), which default was waived by the senior lenders. Under the Credit Facility, there are no funds available and all letters of credit are fully collateralized with cash held by the agent bank. If the Notes were to be accelerated, a default would occur under the Company's Zero Coupon Convertible Subordinated Notes Due 2014, original issue discount amount of approximately $109 million (the "Warburg Notes"), held by affiliates of Warburg, Pincus & Co. ("Warburg, Pincus"). The Company obtained a waiver and forbearance agreement from Warburg, Pincus through June 30, 2001, subject to certain conditions. The Company is seeking to renew the forbearance agreements with holders of the Notes and Warburg, Pincus.

         The Company has initiated discussions with an informal committee of holders of the Notes regarding a possible restructuring. In connection with the restructuring, the Company expects it may be necessary to seek protection from its creditors. A restructuring could materially change the amounts reported in the accompanying consolidated financial statements, which do not give effect to any necessary adjustments of the carrying value of assets or liabilities. The Company's ability to continue as a going concern is dependent upon, among other things, future profitable operations and the ability to generate sufficient cash flow from operations and financing arrangements to meet obligations.

(3)      NET REVENUE

         Net revenue of the Company for the three months and six months ended June 30, 2001 is comprised of IPA revenue, net revenue from demand management services earned at the Company's wholly-owned subsidiary CareWise, Inc. ("CareWise") through May 25, 2001 (the date CareWise was sold), and contract management services revenue. Net revenue of the Company for the three months and six months ended June 30, 2000 was comprised of net clinic service agreement revenue from

         26 clinics, IPA management revenue, net hospital revenue, CareWise revenue and other operating revenues.

         IPA management revenue consists of fees paid by IPAs to the Company for management services and payments for healthcare costs, usually made under capitated arrangements, received by the Company from Health Maintenance Organizations ("HMOs") in situations where the Company is a party to a capitated or similar payment agreement with the HMOs. The cost of healthcare claims incurred by the Company under these agreements is reported as cost of provider services. At June 30, 2001, the Company had underwritten letters of credit totaling $0.6 million for the benefit of certain managed care payors to ensure payment of costs for which the Company's affiliated IPAs are responsible. The Company is exposed to losses if a letter of credit is drawn upon and the IPA fails to fulfill its reimbursement obligation to the Company. The Company has experienced losses of approximately $1.0 million under such letters of credit in 2001.

         Clinic service agreement revenue is equal to the net revenue of the clinics, less amounts retained by physician groups. Net clinic revenue recorded by the physician groups is recorded at established rates reduced by provisions for doubtful accounts and contractual adjustments. Contractual adjustments arise as a result of the terms of certain reimbursement and managed care contracts. Such adjustments represent the difference between charges at established rates and estimated recoverable amounts and are recognized in the period the services are rendered. Any differences between estimated contractual adjustments and actual final settlements under reimbursement contracts are recognized as contractual adjustments in the year final settlements are determined. With the exception of certain clinics acquired as part of the First Physician Care, Inc. ("FPC") acquisition, the physician groups, rather than the Company, entered into managed care contracts. Through calculation of its service fees, the Company shared indirectly in any capitation risk assumed by its affiliated physician groups.

         Contract management services revenue consists of fees earned from consulting and support services provided to independent medical organizations and physician networks of health systems through the Company's PhySys division. The Company does not employ the personnel or own the assets of these organizations.

                  The following represents amounts included in the determination of net revenue (in thousands):

                                                                          THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                               JUNE 30,                JUNE 30,
                                                                           2001        2000        2001        2000
                                                                         --------    --------    --------    ----------

         Gross physician group, hospital and other revenue ..........    $  4,874    $543,284    $ 36,287    $1,184,325
         Less:
              Provisions for doubtful accounts and contractual
                adjustments .........................................          --     249,573      10,334       534,476
                                                                         --------    --------    --------    ----------
              Net physician group, hospital and other revenue .......       4,874     293,711      25,953       649,849
         IPA revenue ................................................     128,460     252,265     279,935       521,949
                                                                         --------    --------    --------    ----------
              Net physician group, hospital, IPA and other
                revenue .............................................     133,334     545,976     305,888     1,171,798
         Less amounts retained by physician groups and IPAs:
              Physician groups ......................................          --      95,923       5,311       213,859
              Clinical technical employee compensation ..............          --      13,750         815        29,353
              IPAs ..................................................      62,448     178,293     143,592       361,080
                                                                         --------    --------    --------    ----------
                  Net revenue .......................................    $ 70,886    $258,010    $156,170    $  567,506
                                                                         ========    ========    ========    ==========

(4)      BUSINESS SEGMENTS

         The Company has historically had two reportable segments based on the way management has organized its operations: multi-specialty clinics and IPAs. The Company has derived its revenues primarily from operating multi-specialty medical clinics and managing IPAs (See Note 3). In addition, the Company provided health care decision-support services through CareWise, through May 25, 2001, and other management and consulting services that did not meet the quantitative thresholds for reportable segments and have therefore been aggregated within the corporate and other category.

         The Company evaluates performance based on earnings from operations before asset revaluation and restructuring charges, refinancing, minority interest and income taxes. The following is a financial summary by business segment for the periods indicated (in thousands):

                                                                     THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                          JUNE 30,                  JUNE 30,
                                                                      2001        2000          2001          2000
                                                                    -------    ----------    ----------    ----------

Multi-specialty clinics:
   Net revenue ................................................     $    --    $  170,841    $    8,243    $  378,099
   Operating expenses(1) ......................................          --       155,466         8,123       342,667
   Interest income ............................................          --        (1,637)           (7)       (3,088)
   Interest expense ...........................................          --        10,804           230        23,361
   Earnings (loss) before taxes and minority interest(1) ......          --         6,208          (103)       15,159
   Depreciation and amortization ..............................          --         9,586           311        21,558
   Segment assets .............................................          --       384,769            --       384,769
IPAs:
   Net revenue ................................................      66,012        73,972       136,343       160,869
   Operating expenses(1) ......................................      63,751        91,479       132,205       182,858
   Interest income ............................................        (141)         (805)         (397)       (1,441)
   Interest expense ...........................................         521         3,696         1,042         5,955
   Earnings (loss) before taxes and minority interest(1) ......       1,881       (20,398)        3,493       (26,503)
   Depreciation and amortization ..............................       1,348         3,588         1,949         7,169
   Segment assets .............................................      73,191       207,043        73,191       207,043
Corporate and other(2):
   Net revenue ................................................       4,874        13,197        11,584        28,538
   Operating expenses(1) ......................................       8,029        22,133        33,514        44,375
   Interest income ............................................        (802)          693        (1,477)        1,320
   Interest expense ...........................................       3,627        (4,588)        7,437        (9,338)
   Earnings (loss) before taxes and minority interest(1) ......      (5,980)       (5,041)      (27,890)       (7,819)
   Depreciation and amortization ..............................         629         2,582         2,894         4,327
   Segment assets .............................................      45,580        25,616        45,580        25,616

         (1) Amounts exclude provision for asset revaluation, restructuring and refinancing.

         (2) This segment includes all corporate costs and real estate holdings as well as the results for CareWise, and in 2000, hospitals managed by the Company.

         The Company has divested all of its ownership in multi-specialty clinics and expects to report only one segment, the IPA business, for periods beginning July 1, 2001.

(5)      ASSET REVALUATION AND RESTRUCTURING

         In the second quarter of 2001, the Company recorded a net asset revaluation charge of approximately $0.5 million. This charge was comprised of a pre-tax $2.0 million asset revaluation charge less recovery of $1.5 million of certain asset revaluation charges recorded previously.

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

         Net revenue and pre-tax income (losses) from operations disposed of or closed as of June 30, 2001 were $2.8 million and $(0.4) million for the three months ended June 30, 2001, and $15.8 million and $(13.3) million for the six months ended June 30, 2001, respectively, compared to $199.5 million and $(9.3) million for the three months ended June 30, 2000, and $441.3 million and $(9.3) for the six months ended June 30, 2000, respectively.

         The Company completed the disposition of the assets of its two remaining owned clinics and CareWise during the second quarter of 2001 and received consideration consisting of $10.4 million in cash and $1.8 million in notes receivable, in addition to certain liabilities assumed by the purchasers. In July 2001, the Company completed the disposition of the assets of its Denver operations and received proceeds totaling $55,000 in cash, in addition to certain liabilities assumed by the purchasers, which approximated the net carrying value of these clinic assets.

         The Company has approximately $21.5 million of accrued restructuring reserves remaining at June 30, 2001, of which approximately $8.1 million are due and payable during the next 12 months. The remaining $13.4 million primarily relates to long term lease commitments.

         The following table summarizes the restructuring accrual and payment activity for the first six months of 2001 (in thousands):

                                                                  FACILITY &       SEVERANCE &    OTHER
                                                              LEASE TERMINATION      RELATED       EXIT
                                                                    COSTS             COSTS       COSTS       TOTAL
                                                              -----------------    -----------   --------    --------

         Balances at December 31, 2000 ...............             $ 18,881          $  3,462    $  4,512    $ 26,855
           First quarter 2001 charges ................                  500                --          --         500
           Payments ..................................                 (378)           (1,251)       (620)     (2,249)
           Non-utilized charges taken into income ....                 (391)              (51)     (1,390)     (1,832)
                                                                   --------          --------    --------    --------

         Balances at March 31, 2001 ..................               18,612             2,160       2,502      23,274
           Payments ..................................                  (39)             (869)       (839)     (1,747)
           Other re-allocations ......................                 (167)             (398)        565          --
                                                                   --------          --------    --------    --------
         Balances at June 30, 2001 ...................             $ 18,406          $    893    $  2,228    $ 21,527
                                                                   ========          ========    ========    ========

(6)      COMMITMENTS AND CONTINGENCIES

         (a)      Employment Agreements

         The Company has entered into employment agreements with certain of its management employees, which include, among other terms, non-compete provisions and salary and benefits continuation. Pursuant to agreements with certain employees, the Company paid an aggregate of approximately $600,000 to such employees representing an advance of severence owed in the event of their termination by the Company without cause.

         The employment agreements with the Company's two executive officers provide for the payment of bonuses aggregating up to a maximum of $2.25 million upon the repayment of borrowings under the Credit Facility. Approximately $0.2 million of the bonuses were earned in 2000 and the remainder was earned during the first quarter of 2001 of which $1.88 million was paid during the first quarter and the remainder was paid during the second quarter of 2001.

         (b)      Litigation

         The Company and certain of its current and former officers and directors, Joseph C. Hutts, Derril W. Reeves, Thompson S. Dent, Richard
         D. Wright and John K. Crawford (only Mr. Dent remains employed by the Company while he and Mr. Hutts serve as directors) have been named defendants in 10 securities fraud class actions filed in state and federal courts in Tennessee between September 8, 1998 and June 24, 1999. The factual allegations of the complaints in all 10 actions are substantially identical and assert that during various periods between April 22, 1997 and September 22, 1998, the defendants issued false and misleading statements which materially misrepresented the earnings and financial condition of the Company and its clinic operations and misrepresented and failed to disclose various other matters concerning the Company's operations in order to conceal the alleged failure of the Company's business model. Plaintiffs further assert that the alleged misrepresentations caused the Company's securities to trade at inflated levels while the individual defendants sold shares of the Company's stock at such levels. In each of the actions, the plaintiff seeks to be certified as the representative of a class of all persons similarly situated who were allegedly damaged by the defendants' alleged violations during the "class period." Each of the actions seeks damages in an indeterminate amount, interest, attorneys' fees and equitable relief, including the imposition of a trust upon the profits from the individual defendants' trades. The federal court actions have been consolidated in the U. S. District Court for the Middle District of Tennessee. Defendants' motion to dismiss was denied. The state court actions were consolidated in Davidson County, Tennessee. The Plaintiffs' original consolidated class action complaint in state court was dismissed for failure to state a claim. Plaintiffs, however, were granted leave to file an amended complaint. The amended complaint filed by Plaintiffs asserted, in addition to the original Tennessee Securities Act claims, that Defendants had also violated Section 11 and 12 of the Securities Act of 1933 for alleged misleading statements in a prospectus released in connection with the CareWise acquisition. The amended complaint also added KPMG LLP ("KPMG"), the Company's independent public auditors. KPMG removed this case to federal court and its motion to dismiss has been denied. On October 20, 2000, this case was consolidated with the original federal consolidated action and a new consolidated complaint has been filed. The Company, the individual defendants and KPMG have filed an answer. The discovery process is nearing completion. On May 30, 2001, the court granted plaintiffs' motion for class certification. The trial of all the consolidated cases is set for March 12, 2002. The Company believes that it has meritorious defenses to all of the claims, and is vigorously defending against these actions. There can be no assurance, however, that such defenses will be successful or that the lawsuits will not have a material adverse effect on the Company. The Company's Restated Charter provides that the Company shall indemnify the officers and directors for any liability arising from these suits unless a final judgment establishes liability (a) for a breach of the duty of loyalty to the Company or its shareholders, (b) for acts or omissions not in good faith or which involve intentional misconduct or knowing violation of law or (c) for an unlawful distribution.

         On April 18, 2000, a jury in the case of United States of America ex rel. William R. Benz v. PrimeCare International, Inc. ("PrimeCare") and Prem Reddy, in the United States District Court, Central District of California, returned a verdict in favor of the plaintiff as follows:
         $0.5 million against PrimeCare on plaintiff's breach of contract claims; $0.9 million in compensatory damages and $3 million in punitive damages jointly and severally against PrimeCare and Prem Reddy on plaintiff's claims for wrongful termination and intentional infliction of emotional distress; and $0.2 million against PrimeCare on plaintiff's claim for violations of state labor codes. The jury returned a verdict in defendants' favor on plaintiff's claim for retaliatory termination under the False Claims Act. The jury was unable to reach a verdict on plaintiff's Medicare fraud claims. The court entered a final judgment on July 13, 2000. Effective May 3, 2001, the Company entered into a settlement agreement with Mr. Benz which subsequently received court approval. In exchange for PrimeCare paying Mr. Benz $2.7 million (of which $0.7 million was paid during the second quarter of 2001 and the remainder was paid during July 2001), all claims were dropped by Mr. Benz against the Company and its affiliates. The judgment of $4.6 million was recorded as other operating expenses in the second quarter of 2000 and $2.0 million is included in other accrued expenses at June 30, 2001.

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

         As a result of the Company's determination to exit its IPA market in Houston, Texas, a number of providers in the market have brought actions naming several parties, including the Company and an IPA-management subsidiary of the Company, alleging breach of contract, among other matters. In addition, as a result of the Company's financial condition, the Company and its subsidiaries have been unable to meet certain contractual obligations including, but not limited to, certain ongoing lease obligations and severance obligations to former employees. There can be no assurance that the Company or its subsidiaries will meet existing or additional contractual obligations in the future. Several parties have sent letters to the Company and its subsidiaries alleging breach of contract and threatening to bring claims, and several suits have been brought. There can be no assurance that additional actions will not be brought against the Company and its subsidiaries as a result of the Company's actions. There can be no assurance that if these matters are determined adversely to the Company that such determinations would not have a material adverse effect on the Company.

         PrimeCare, its affiliated IPAs and its employed physicians are parties to several medical malpractice cases which the Company believes will be adjudicated within applicable insurance coverage limits. In addition, the PrimeCare subsidiary which holds a limited Knox-Keane license has been named in certain managed care liability cases which are not expected to exceed insurance limits. Various PrimeCare entities have been sued on business claims such as breach of contract, misrepresentation, fraud and deceit. The plaintiffs in these suits are seeking millions of dollars in damages, and the Company is vigorously defending these suits. While there can be no assurance that the Company will be successful in such litigation, the Company does not believe any such litigation will result in damage awards at the levels the plaintiffs have demanded, and thus the Company does not believe such litigation will have a material adverse effect on the Company. Finally, PrimeCare and the Company have been named in litigation involving PrimeCare operations in the State of Oklahoma that were not transferred to the Company when the Company acquired PrimeCare. Plaintiffs are alleging that a former PrimeCare subsidiary (which the Company did not buy) is guilty of breach of contract, conversion and fraud, and plaintiff is seeking damages in excess of $2.0 million in damages plus punitive damages. Since filing the litigation, plaintiff has filed for bankruptcy. While the Company did not own PrimeCare at the time of the alleged incidents, PrimeCare and the Company may have liability for the actions of this entity and do not have indemnity rights as to the former owners (who are also codefendants in this matter). It is not possible to determine the amount of exposure of the Company and its subsidiaries in this case, but any judgment against the Company or PrimeCare in the full amount requested by the plaintiff could have a material adverse effect on the Company.

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

         (c)      Insurance

         The Company maintains managed healthcare errors and omissions insurance on a claims made basis for all of its managed care operations. Insurance coverage under such policies is contingent upon a policy being in effect when a claim is made, regardless of when the events which caused the claim occurred. The Company also maintains general liability and some umbrella coverage on an occurrence basis. In addition, the Company is named as an additional insured on medical malpractice policies of some formerly affiliated physician groups. In other cases, however, the Company has no insurance for malpractice claims brought against such physician groups. There are known claims and incidents that may result in the assertion of additional claims, as well as claims from unknown incidents that may be asserted. Management is not aware of any claims against it or its formerly affiliated physician groups which might have a material adverse impact on the Company's financial position. The cost and availability of insurance coverage has varied widely in recent years. Management believes its insurance policies are adequate in amount and coverage for its operations. There can be no assurance, however, that the coverage is sufficient to cover all future claims or will continue to be available in adequate amounts or at a reasonable cost.

         (d)      Letters of Credit

         At June 30, 2001, letters of credit totaling $4.3 million were outstanding under the Credit Facility. On behalf of certain of the Company's affiliated IPAs, the Company has been required to issue letters of credit, aggregating $0.6 million at June 30, 2001, to managed care payors to ensure payment of health care costs for which the affiliated IPAs have responsibility. The Company is exposed to losses if a letter of credit is drawn upon and the related IPA fails to satisfy its reimbursement obligation to the Company. Approximately $1.0 million has been drawn on letters of credit related to IPA's to date in 2001 which have not been reimbursed by the IPAs. The $3.7 million remaining letters of credit secure malpractice insurance deductibles, bonds required for third party administrator licenses and real estate leases.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We are a medical network management company that manages and owns IPAs, provides contract management services to physician networks owned by health systems, manages certain medical organizations and provides consulting services to independent medical organizations.

         Our demand management services subsidiary, CareWise, Inc., was sold May 25, 2001. We utilized a portion of the cash proceeds from the sale to fully cash collateralize letters of credit outstanding under the Company's bank credit facility ("Credit Facility").

         In the second quarter of 2001, we determined to retain and continue to operate our PrimeCare operations. PrimeCare accounts for most of the revenue and earnings of our IPA business. In the fourth quarter of 2000, we decided to solicit bids for the sale of PrimeCare. After reviewing these bids, and after certain other assets were sold which helped to alleviate PhyCor's short-term cash flow problems, in June 2001, we decided to retain PrimeCare. Accordingly, PrimeCare is not accounted for as an asset held for sale on June 30, 2001 as it was on December 31, 2000.

         We have decided to discontinue development of HPMdirect, Inc., an entity organized to provide health and productivity services to self-insured employers. We have determined to focus our attention and resources on our existing operations.

         As of the date hereof, as a result of our failure to pay the approximately $4.4 million interest payments due on each of February 15, and August 15, 2001 on the 4.5% convertible subordinated notes ("Notes"), we are in default under the Notes. Moreover, the default under the Notes, caused a default under the Credit Facility, which default was waived by the senior lenders. The Company has no funds available under its Credit Facility. If the Notes were to be accelerated, a default would occur under the Company's Zero Coupon Convertible Subordinated Notes Due 2014, original issue discount amount of approximately $109 million (the "Warburg Notes"), held by affiliates of Warburg, Pincus & Co. ("Warburg, Pincus"). We obtained limited forbearance agreements respecting the February 2001 interest payment through September 5, 2001, with additional automatic ten business day extensions unless otherwise notified, from bondholders representing approximately 57% of the Notes in the aggregate, and a waiver and forbearance agreement from Warburg, Pincus through June 30, 2001 subject to certain conditions. We are seeking to renew the forbearance agreements with holders of the Notes and Warburg, Pincus. We have also defaulted on obligations related to several equipment and facilities leases. In connection with the audit of our financial statements for the year ended December 31, 2000, our independent auditors stated in their report that our recurring losses from operations, net capital deficiency and net working capital deficit raise substantial doubt about our ability to continue as a going concern. We have engaged Jefferies & Company, Inc. to assist us in restructuring our balance sheet. In light of our operating history and current projections and in connection with the restructuring, we expect it may be necessary to seek protection from our creditors. Any such action could have a material adverse effect on the Company and its stakeholders.

Operations

         We operate IPA/PHO management companies, including PrimeCare, in four states. With respect to PrimeCare operations, we contract with payors primarily on a capitated basis. We are at risk that the costs of professional services will exceed the capitated payments, and we assume limited risk for the institutional (hospital) costs up to pre-defined limits of any losses. In future periods, PrimeCare's exposure for the institutional risk may increase. Fees earned from managing the other IPAs /PHOs (not part of PrimeCare) are based upon a percentage of either revenue collected by the IPAs or a per member/per month payment, and a share of surplus, if any, of capitated revenue of the IPAs. We are attempting to develop additional contracts in all of our markets.

         Through the PrimeCare acquisition in 1998, we became a party to certain managed care contracts and, accordingly, are exposed to certain losses. PrimeCare holds a limited Knox-Keene license in the State of California.

          As a result of holding the Knox-Keene license, we are subject to an increased level of state oversight, including reserve requirements by the California Department of Managed Health Care (the "DMHC"). The Knox-Keene entity contracts with payors and hospitals on a capitated basis, and then, with respect to professional services, contracts with the IPAs managed by PrimeCare to perform the services. The Knox-Keene entity contracts with several payors, including Pacificare of California and Aetna U.S. HealthCare, which represent approximately 28% and 11%, respectively, of the revenue from our California IPA operations. These contracts are renewed annually on a calendar basis. We are negotiating with payors, including Pacificare and Aetna, for a renewal of these agreements. During the third quarter of 2000, we reached an agreement with the DMHC regarding the funding of certain cash reserve requirements for claims payment. Under this agreement, PrimeCare agreed not to make any distributions of cash to the Company if any such distribution would cause PrimeCare not to be in compliance with the Knox-Keene requirements. PrimeCare was in compliance with such requirements as of June 30, 2001. For the second quarter of 2001, PrimeCare and our other IPA companies in California, which operate under the name North American Medical Management in both northern and southern California, had revenues of $61.1 million and earnings (losses) before interest, taxes, depreciation and amortization ("EBITDA") of $3.5 million, compared to revenues of $48.8 million and EBITDA of $(3.7) million for the second quarter of 2000. For the first six months of 2001, these entities had revenues of $125.9 million and EBITDA of $5.5 million, compared to revenues of $104.8 million and EBITDA of $(1.6) million for the first six months of 2000. Our operations would be adversely affected if we failed to maintain compliance with the agreement and the DMHC took corrective action. On June 30, 2001, PrimeCare had restricted cash reserves of $25.4 million and outstanding healthcare claims and liabilities of $22.4 million. If we elect to seek protection from our creditors, the operations of our IPA businesses are not expected to be affected.

         Through our PhySys division, we provide management and support services to two of our formerly affiliated multi-specialty clinics, the Harbin Clinic in Rome, Georgia and the Lakeview Medical Group in Suffolk, Virginia. These agreements are for seven and five years, respectively, subject to termination for various reasons. We do not employ the personnel at these clinics and we do not own any clinic assets. In addition, through PhySys, we provide management services to the physician networks of health systems. At present, our PhySys division provides management and support services to the 124-physician group related to the Rockford Health System, a health care delivery system serving northern Illinois and southern Wisconsin. The Rockford agreement continues to December 31, 2003 but is subject to termination on December 31, 2002. In April 2001, we entered into an agreement to provide services to MedClinic of Sacramento, a 120-member physician group affiliated with the Mercy Health System in Sacramento, California. The agreement is for a three year term but is subject to earlier termination by either party in certain circumstances. We are pursuing additional relationships with health systems and physician groups but there is no assurance that we will enter into similar arrangements in the future or that such arrangements will be successful.

         We believe that we can assist the health systems and independent medical organizations in improving the operations of their physician networks by offering the organizations a range of services to address their needs. Pursuant to these affiliations, we provide management services to the physician networks for a fee but do not acquire the assets or employ the personnel of the physician groups, except certain key employees, and do not have any ongoing obligation to provide capital to the affiliated groups. If we choose to invest capital with these groups in the future, we may do so through a joint venture. To date, we have not invested any capital with these groups. This modified structure enables the physician group or health system to benefit from our management expertise, yet retain control of its employees and decisions regarding future capital investment.

         Through PhySys we continue to provide consulting services to independent medical organizations through limited engagements. Fees from consulting arrangements have increased in 2001 compared to 2000, although there can be no assurance that we will continue to obtain additional engagements or that such engagements will be profitable.

RESULTS OF OPERATIONS

         The following table shows the percentage of net revenue represented by various expenses and other income items reflected in the Company's Consolidated Statements of Operations.

                                                                  THREE MONTHS         SIX MONTHS
                                                                 ENDED JUNE 30,      ENDED JUNE 30,
                                                                 2001      2000      2001      2000
                                                                ------    ------    ------    ------

Net revenue ................................................     100.0%    100.0%    100.0%    100.0%
Operating expenses:
    Cost of provider services ..............................      61.4      22.1      57.9      20.8
    Salaries, wages and benefits ...........................      19.3      32.1      20.5      31.8
    Supplies ...............................................       1.0      13.6       2.2      13.3
    Purchased medical services .............................       0.0       1.9       0.2       2.2
    Other expenses .........................................      10.2      18.5      19.2      16.6
    General corporate expenses .............................       4.0       2.9       5.1       2.6
    Rents and lease expense ................................       2.6       7.1       3.0       7.3
    Depreciation and amortization ..........................       2.8       6.1       3.3       5.8
    Provision for asset revaluation and restructuring ......       0.8     157.9      (0.3)     76.0
                                                                ------    ------    ------    ------
 Net operating expenses ....................................     102.1     262.2     111.1     176.4
                                                                ------    ------    ------    ------
    Loss from operations ...................................      (2.1)   (162.2)    (11.1)    (76.4)
 Interest income ...........................................      (1.3)     (0.7)     (1.2)     (0.6)
 Interest expenses .........................................       5.8       3.8       5.6       3.5
                                                                ------    ------    ------    ------
    Loss before income taxes and minority interest .........      (6.6)   (165.3)    (15.5)    (79.3)
Income tax expense .........................................       0.0       0.1       0.0       0.1
Minority interest ..........................................      (0.4)      0.0       0.2       0.3
                                                                ------    ------    ------    ------
    Net loss ...............................................      (6.2)%  (165.4)%   (15.7)%   (79.7)%
                                                                ======    ======    ======    ======

2001 COMPARED TO 2000

         Net revenue decreased $187.1 million, or 72.5%, from $258.0 million for the second quarter of 2000 to $70.9 million for the second quarter of 2001, and $411.3 million, or 72.5%, from $567.5 million for the first six months of 2000 to $156.2 million for the first six months of 2001. Net revenue from clinics ("Clinic Net Revenue") decreased in the second quarter of 2001 from the second quarter of 2000 by $170.8 million, comprised of (i) a $143.9 million decrease in our service fees for reimbursement of clinic expenses incurred by us and (ii) a $26.9 million decrease in our fees from clinic operating income and net physician group revenue. Clinic Net Revenue decreased in the first six months of 2001 from the first six months of 2000 by $369.9 million, comprised of (i) a $297.3 million decrease in our service fees for reimbursement of clinic expenses incurred by us and (ii) a $72.6 million decrease in our fees from clinic operating income and net physician group revenue. Decreases in Clinic Net Revenue for the second quarter and first six months of 2001 compared to the same periods in 2000 was $170.8 million and $369.9 million, respectively, due to the disposal of clinic operations through the second quarter of 2001. Net revenue from consulting engagements for the second quarter and first six months of 2001 increased $1.1 million and $1.8 million, respectively, compared to the same periods in 2000.

         Net revenue from IPAs decreased $8.0 million, or 10.8%, from $74.0 million for the second quarter of 2000 to $66.0 million for the second quarter of 2001 and $24.6 million, or 15.2%, from $160.9 million for the first six months of 2000 to $136.3 million for the first six months of 2001. IPA Net Revenue decreased approximately $20.7 million and $46.3 million in the second quarter and first six months of 2001, respectively, compared to the same periods in 2000 primarily as a result of the decisions to restructure and close the Houston, Dallas and various other IPA markets and to place our HMO in Kentucky in voluntary rehabilitation with the Commonwealth of Kentucky Department of Insurance, during the fourth quarter of 2000. IPA Net Revenue from the IPA markets in effect for the second quarter and first six months of 2001 and 2000 increased by $12.7 million, or 23.9%, and $21.7 million, or 19.1%, respectively, compared to the same periods in 2000. Net revenue from PrimeCare increased $12.3 million to $61.1 million for the second quarter of 2001 and $21.1 million to $125.9 million for the first six months of 2001 compared to the same periods in 2000 primarily as a result of increased enrollment.

         Comparing operating expense ratios between the second quarter and first six months of 2001 and the corresponding periods in 2000 is difficult given the large decrease in and composition of net revenue between the periods. Net revenue from our IPA operations were 93% and 87% of our total net revenue for the second quarter and first six months of 2001, respectively, compared to 29% and 28% for the second quarter and first six months of 2000, respectively. As such, cost of provider services as a percentage of net revenue significantly increased during the second quarter and first six months of 2001 compared to the same periods in 2000 because cost of provider services relates primarily to our IPA operations. Conversely, salaries, wages and benefits decreased as a percentage of net revenues because our multi-specialty clinic operations, which required more personnel to operate, comprised only 5% of our total net revenue for the first six months of 2001 compared to 66% and 67% of our total net revenue for the second quarter and first six months in 2000. Other operating expenses decreased as a percentage of net revenue for the second quarter of 2001 compared to the second quarter of 2000 because of a $4.6 million litigation reserve accrual originally recorded in the second quarter of 2000 (see Part II, Item 1 below). Other operating expenses increased as a percentage of net revenue for the first six months of 2001 compared to the first six months of 2000 because of an $8.1 million expense recorded on the discount of a certain note receivable for which we collected $7.2 million in the first quarter of 2001. In addition, the decrease in estimated net realizable value of three other notes receivable totaling approximately $4.6 million was recorded in other operating expenses during the first six months of 2001. The increase in interest expense as a percentage of net revenue is primarily because of decreased net revenue and amendments to our Credit Facility that resulted in increased interest costs.

         On behalf of certain of our affiliated IPAs, we have underwritten letters of credit to managed care payors to ensure payment of health care costs for which the affiliated IPAs have responsibility. As of June 30, 2001, letters of credit aggregating $0.6 million were outstanding under the Credit Facility for the benefit of managed care payors. To date in 2001, draws on such letters of credit totaled approximately $1.0 million which have not been reimbursed by the IPAs.

         The net asset revaluation charge for the quarter ending June 30, 2001 totaled approximately $0.5 million, consisting of a $2.0 million asset impairment charge offset by a $1.5 million recovery of assets impaired in previous years. See discussion of these charges in "Asset Revaluation and Restructuring" below.

         We will incur no federal income tax expense and make no federal income tax payments during the foreseeable future as a result of available net operating loss carryforwards.

ASSET REVALUATION AND RESTRUCTURING

General

         In the second quarter of 2001, we recorded a net asset revaluation charge of approximately $0.5 million. This charge was comprised of a $2.0 million asset revaluation charge less recovery of $1.5 million of certain asset revaluation charges recorded previously.

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

Assets Held for Sale

         At June 30, 2001, we had no material assets classified as held for sale. We completed the disposition of the assets of our two remaining owned clinics and our CareWise operations during the second quarter of 2001 and received consideration consisting of $10.4 million in cash and $1.8 million in notes receivable, in addition to certain liabilities assumed by the purchasers. The $1.8 million note receivable was fully collected prior to June 30, 2001. In July 2001, we completed the disposition of the assets of our Denver operations and received proceeds totaling $55,000 in cash, in addition to certain liabilities assumed by the purchasers, which approximated the net carrying value of these assets.

         We completed the disposition of the assets of four clinics, certain real estate holdings and other assets during the first quarter of 2001 and received consideration consisting of $54.7 million in cash and $12.0 million in notes receivable, in addition to certain liabilities assumed by the purchasers.

         Net revenue and pre-tax income (losses) from operations disposed of or closed as of June 30, 2001 were $2.8 million and $(0.4) million for the three months ended June 30, 2001, and $15.8 million and $(13.3) million for the six months ended June 30, 2001, respectively, compared to $199.5 million and $(9.3) million for the three months ended June 30, 2000, and $441.3 million and $(9.3) million for the six months ended June 30, 2000, respectively.

Restructuring Charges

         We did not adopt or implement any restructuring plans in the second quarter of 2001. In the first quarter of 2001, we adopted and implemented restructuring plans and recorded a net pre-tax restructuring reserve recovery of approximately $1.3 million. This recovery was comprised of a $500,000 restructuring charge related to the disaffiliation with one of our multi specialty groups and the recovery of approximately $1.8 million related to restructuring charges recorded in prior years which will not be utilized.

         During the second quarter and first six months of 2001, we paid approximately $39,000 and $0.4 million in facility and lease termination costs, respectively, $0.9 million and $2.1 in severance costs, respectively, and $0.8 million and $1.5 million in other exit costs, respectively, related to 2000, 1999 and 1998 restructuring charges. At June 30, 2001, accrued restructuring reserves totaled approximately $21.5 million, which included $18.4 million in facility and lease termination costs, $0.9 million in severance costs and $2.2 million in other exit costs. We estimate that approximately $8.1 million of the remaining liabilities at June 30, 2001 are due and payable during the next 12 months. The remaining $13.4 million primarily relates to long term lease commitments.

LIQUIDITY AND CAPITAL RESOURCES

General

         In 2000, as a result of the outcome of discussions with our affiliated clinics, we determined to sell the assets of our medical clinic business and to apply the proceeds to the amounts outstanding under the Credit Facility. In April 2001, we completed the disposition of all remaining owned clinics. The proceeds were used to pay down outstanding borrowings under the Credit Facility and to cash collateralize certain letters of credit issued under the Credit Facility. We failed to meet the February and August 2001 interest payment obligations under the Notes totaling approximately $8.8 million. The default under the Notes created a default under the Credit Facility, which default was waived by the senior lenders. The Company has no funds available under its Credit Facility. If the Notes were to be accelerated, a default would occur under the Warburg Notes. We have also defaulted on obligations related to several equipment and facility leases. The Company entered into limited forbearance agreements respecting the February 2001 interest payment with noteholders representing a majority of the aggregate principal amount of the Notes. Pursuant to the forbearance agreements, the holders have agreed not to take action under the Notes until September 5, 2001, subject to automatic ten business day extensions, and Warburg Pincus agreed to forbear until June 30, 2001, subject to certain conditions. We have initiated discussions with an informal committee of holders of the Notes regarding a possible restructuring. The Company is seeking to renew the forbearance agreements with holders of the Notes and Warburg, Pincus. We have engaged Jefferies & Co. to assist us in restructuring our balance sheet. In light of our operating history and current projections and in connection with the restructuring, we expect it may be necessary to seek protection from our creditors.

         At June 30, 2001, current liabilities exceeded our current assets by $330.2 million, compared to $305.8 million at December 31, 2000. At June 30, 2001, we had $47.1 million in cash and cash equivalents, of which $15.9 million was available for general corporate purposes, compared to $0.9 million and $0.3 million, respectively, at December 31, 2000. The significant change in the cash balance relates to PrimeCare being held for sale at December 31, 2001, with all of its cash and restricted cash recorded as assets held for sale on the accompanying consolidated balance sheet. Restricted cash and cash equivalents include amounts held by IPA partnerships and HMOs, the use of which is restricted to operations of the IPA partnerships or to meet other contractual requirements.

         We generated $1.2 million and used $1.1 million of cash flows from operations in the second quarter and first six months of 2001, respectively, compared to generating $8.3 million and $10.1 million of cash flows in the second quarter and first six months of 2000. Cash flows from operations of clinics that were disposed of or closed at June 30, 2001 resulted in a decrease of $16.3 million and $33.1 million for the second quarter and first six months of 2001, respectively, compared to the same periods in 2000. Our IPA management division experienced losses in certain markets in 2000. We ceased operations in eleven IPA markets in 2000, including the Houston and Dallas managed IPA markets in the fourth quarter of 2000. Cash flows related to our IPA operations increased $11.0 million and $27.8 million in the second quarter and first six months of 2001, respectively, compared to the same periods in 2000, primarily as a result of the disposition or closing of the aforementioned markets.

         We completed the disposition of the assets of our two remaining owned clinics and our CareWise operations during the second quarter of 2001 and received consideration consisting of $10.4 million in cash and $1.8 million in notes receivable and certain liabilities assumed by the purchasers. The $1.8 million note receivable was fully collected prior to June 30, 2001.

         The employment agreements with the Company's two executive officers provided for the payment of bonuses aggregating up to a maximum of $2.25 million upon the repayment of borrowings under the Credit Facility. Approximately $0.2 million of the bonuses were earned in 2000 and the remainder was earned during the first quarter of 2001 of which $1.88 million was paid during the first quarter and the remainder was paid during the second quarter of 2001.

         Capital expenditures during the second quarter and first six months of 2001 totaled $14,000 and $154,000, respectively. We expect to make less than $0.5 million in capital expenditures in 2001, which we anticipate will be funded primarily from operating cash flows and cash reserves.

         During 2000, we resolved the outstanding Internal Revenue Service ("IRS") examination for the years 1996 through 1998. The IRS examination resulted in an adjustment to the 1998 loss carryback and, accordingly, we repaid approximately $1.2 million plus interest as a result of revisions in the alternative minimum tax calculation. The tax years 1988 through 1998 have been closed with respect to all issues without a material financial impact. Additionally, two subsidiaries are currently under examination for the 1995 and 1996 tax years. We acquired the stock of these subsidiaries during 1996. For the years under audit, and potentially, for subsequent years, any such adjustments could result in material cash payments by the Company. We cannot determine at this time the resolution of these matters, however, we do not believe the resolution of these matters will have a material adverse effect on our financial condition, although there can be no assurance as to the outcome of these matters. As of December 31, 2000, we had approximately $557.8 million in net operating loss carryforwards; accordingly, we do not expect to pay current federal income taxes for the foreseeable future.

Capital Resources

         We have $196.5 million in principal amount outstanding under the Notes which mature in 2003. Our failure to make the February 15, 2001 interest payment on the Notes resulted in an Event of Default under the terms of the related indenture on March 17, 2001. We also failed to make the August 15, 2001 interest payment on the Notes. We entered into limited forbearance agreements respecting the February 2001 interest payment with noteholders representing 57% of the aggregate principal amount of the Notes. Pursuant to the forbearance agreements, the holders have agreed not to take action under the Notes until September 5, 2001, subject to automatic ten business day extensions. We are seeking to renew the forbearance agreements with holders of the Notes. We have initiated discussions with an informal committee of holders of the Notes regarding a possible restructuring.

         Our Credit Facility and synthetic lease facility were modified several times in 2000. The Credit Facility, as amended August 25, 2000, provided for the conversion of outstanding balances under the previous revolving credit and synthetic lease facilities and outstanding letters of credit to a term loan ("Term Loan") and a $25 million revolving loan ("Revolving Loan"). Amounts were available under this Revolving Loan only to the extent repayments were made from our excess cash flows. The restated Credit Facility also included a senior secured revolving loan of up to $10 million ("New Revolving Loan"). Under the terms of this amended Credit Facility, net cash proceeds from asset sales were required to be prepaid against outstanding borrowings under the Term Loan, the Revolving Loan and the New Revolving Loan and then to cash collateralize outstanding letters of credit. Pursuant to the March 30, 2001 amendment, irrespective of asset sales, the aggregate uncollateralized letters of credit were required to be reduced on an established timetable until maturity on December 31, 2001. During the first quarter of 2001, all borrowings under the Credit Facility were repaid and during the second quarter of 2001, all outstanding letters of credit were fully collateralized with cash held by the agent bank. No additional borrowings are available under the Credit Facility. If the principal due under the Notes were to be accelerated, an event of default would occur under the Warburg Notes. We obtained a waiver and forbearance agreement through June 30, 2001 from Warburg, Pincus relating to the possible default under the Warburg Notes. We are seeking to renew the forbearance agreement with Warburg, Pincus.

         Letters of credit issued under the Credit Facility totaling $4.3 million are fully secured by cash in addition to the capital stock the Company holds in certain of its subsidiaries (as defined in the Credit Facility) and the personal property held by the Company and its subsidiaries. The Credit Facility terminates December 31, 2001. We are currently in discussions with other financial institutions regarding the issuance of letters of credit to replace those outstanding under the Credit Facility prior to its termination. There can be no assurance that we will be able to obtain replacement letters of credit on acceptable terms.

Summary

         The completed asset sales will substantially reduce our revenue and earnings in the future. The outcome of certain legal proceedings described in
Part II, Item 1 hereof may have a negative impact on our liquidity and capital reserves.

         At June 30, 2001, we had cash and cash equivalents of approximately $47.1 million, of which $15.9 million was available for general corporate purposes, and currently have no availability under the Credit Facility. We defaulted on our obligation to make interest payments due February 15, 2001 and August 15, 2001 totaling approximately $8.8 million on the Notes. If the Notes were to be accelerated, a default would occur under the Warburg Notes. We have also defaulted on obligations related to several equipment and facility leases. We obtained limited forbearance agreements respecting the February 2001 interest payment until September 5, 2001, with automatic extensions for ten business days, from bondholders representing approximately 57% of the Notes in the aggregate and a waiver and forbearance agreement from Warburg, Pincus through June 30, 2001, subject to certain conditions. The Company is seeking to renew the forbearance agreements with holders of the Notes and Warburg, Pincus. Failure of the bondholders or Warburg, Pincus to continue the forbearance agreements could have a material adverse effect on our operations. There can be no assurance that we could satisfy any acceleration demand by the noteholders or Warburg, Pincus.

         In their report on the audit of our consolidated financial statements for the fiscal year ended December 31, 2000, our auditors stated that our recurring losses from operations, net capital deficiency and net working capital deficit raise substantial doubts about our ability to continue as a going concern. We do not believe our revenue will exceed our costs in 2001 and do not anticipate having access to any additional capital. Accordingly, we expect to continue to experience negative cash flow. We have engaged Jefferies & Company, Inc. to assist us in restructuring our balance sheet, however, there can be no assurance that we will be successful in doing so. In light of our operating history and current projections and in connection with the restructuring, we expect it may be necessary to seek protection from our creditors. Any such action could have a material adverse effect on the Company and its stakeholders. In the event that we elect to seek protection from our creditors, we believe that our continuing IPA businesses, which are adequately capitalized and cash flow positive, will remain outside of any protective actions. Our objective over the past several months has been to ensure that the continuing IPA businesses are positioned within their markets to remain financially viable and independent from the financial difficulty of the parent company, PhyCor.

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

         Any of our forward-looking statements in this report and in any other public statements we make may turn out to be incorrect. These statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in this report - for example, our ability to operate as a going concern, our ability to restructure our balance sheet, the adequacy of our capital resources, the expectation that we may seek relief from our creditors, the impact to earnings and the possibility of additional charges to earnings resulting from terminating or restructuring our relationships with our IPAs and their payors, our ability to operate IPAs and other physician organizations profitably, changes in contractual relationships, competition in the health care industry, regulatory developments and changes, the nature of capitated fee arrangements and other methods of payment for medical services, the risk of professional liability claims, and the outcome of pending litigation will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. For a more detailed discussion of the factors that could affect the results of operations and financial condition of the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors."

         We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q, 8-K and 10-K reports to the SEC.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         During the second quarter and first six months ended June 30, 2001, there were no material changes to the Company's quantitative and qualitative disclosures about the market risks associated with financial instruments as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         The Company and certain of its current and former officers and directors, Joseph C. Hutts, Derril W. Reeves, Thompson S. Dent, Richard D. Wright and John K. Crawford (only Mr. Dent remains employed by the Company while he and Mr. Hutts serve as directors) have been named defendants in 10 securities fraud class actions filed in state and federal courts in Tennessee between September 8, 1998 and June 24, 1999. The factual allegations of the complaints in all 10 actions are substantially identical and assert that during various periods between April 22, 1997 and September 22, 1998, the defendants issued false and misleading statements which materially misrepresented the earnings and financial condition of the Company and its clinic operations and misrepresented and failed to disclose various other matters concerning the Company's operations in order to conceal the alleged failure of the Company's business model. Plaintiffs further assert that the alleged misrepresentations caused the Company's securities to trade at inflated levels while the individual defendants sold shares of the Company's stock at such levels. In each of the actions, the plaintiff seeks to be certified as the representative of a class of all persons similarly situated who were allegedly damaged by the defendants' alleged violations during the "class period." Each of the actions seeks damages in an indeterminate amount, interest, attorneys' fees and equitable relief, including the imposition of a trust upon the profits from the individual defendants' trades. The federal court actions have been consolidated in the U. S. District Court for the Middle District of Tennessee. Defendants' motion to dismiss was denied. The state court actions were consolidated in Davidson County, Tennessee. The Plaintiffs' original consolidated class action complaint in state court was dismissed for failure to state a claim. Plaintiffs, however, were granted leave to file an amended complaint. The amended complaint filed by Plaintiffs asserted, in addition to the original Tennessee Securities Act claims, that Defendants had also violated Section 11 and 12 of the Securities Act of 1933 for alleged misleading statements in a prospectus released in connection with the CareWise acquisition. The amended complaint also added KPMG LLP (KPMG), the Company's independent public auditors. KPMG removed this case to federal court and its motion to dismiss has been denied. On October 20, 2000, this case was consolidated with the original federal consolidated action and a new consolidated complaint has been filed. The Company, the individual defendants and KPMG have filed an answer. The discovery process is nearing completion. On May 30, 2001, the court granted plaintiffs' motion for class certification. The trial of all the consolidated cases is set for March 12, 2002. The Company believes that it has meritorious defenses to all of the claims, and is vigorously defending against these actions. There can be no assurance, however, that such defenses will be successful or that the lawsuits will not have a material adverse effect on the Company. The Company's Restated Charter provides that the Company shall indemnify the officers and directors for any liability arising from these suits unless a final judgment establishes liability (a) for a breach of the duty of loyalty to the Company or its shareholders, (b) for acts or omissions not in good faith or which involve intentional misconduct or knowing violation of law or (c) for an unlawful distribution.

         On April 18, 2000, a jury in the case of United States of America ex rel. William R. Benz v. PrimeCare International, Inc. ("PrimeCare") and Prem Reddy, in the United States District Court, Central District of California, returned a verdict in favor of the plaintiff as follows: $0.5 million against PrimeCare on plaintiff's breach of contract claims; $0.9 million in compensatory damages and $3 million in punitive damages jointly and severally against PrimeCare and Prem Reddy on plaintiff's claims for wrongful termination and intentional infliction of emotional distress; and $0.2 million against PrimeCare on plaintiff's claim for violations of state labor codes. The jury returned a verdict in defendants' favor on plaintiff's claim for retaliatory termination under the False Claims Act. The jury was unable to reach a verdict on plaintiff's Medicare fraud claims. The court entered a final judgment on July 13, 2000. Effective May 3, 2001, the Company entered into a settlement agreement with Mr. Benz which subsequently received court approval. In exchange for PrimeCare paying Mr. Benz $2.7 million (of which $0.7 million was paid during the second quarter of 2001 and the remainder was paid during July 2001), all claims were dropped by Mr. Benz against the Company and its affiliates. The judgement of $4.6 million was recorded as other operating expenses in the second quarter of 2000 and $2.0 million is included in other accrued expenses at June 30, 2001.

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

         As a result of the Company's determination to exit its IPA market in Houston, Texas, a number of providers in the market have brought actions naming several parties, including the Company and an IPA-management subsidiary of the Company, alleging breach of contract, among other matters. In addition, as a result of the Company's financial condition, the Company and its subsidiaries have been unable to meet certain contractual obligations including, but not limited to, certain ongoing lease obligations and severance obligations to former employees. There can be no assurance that the Company or its subsidiaries will meet existing or additional contractual obligations in the future. Several parties have sent letters to the Company and its subsidiaries alleging breach of contract and threatening to bring claims, and several suits have been brought. There can be no assurance that additional actions will not be brought against the Company and its subsidiaries as a result of the Company's actions. There can be no assurance that if these matters are determined adversely to the Company that such determinations would not have a material adverse effect on the Company.

         PrimeCare, its affiliated IPAs and its employed physicians are parties to several medical malpractice cases which the Company believes will be adjudicated within applicable insurance coverage limits. In addition, the PrimeCare subsidiary which holds a limited Knox-Keane license has been named in certain managed care liability cases which are not expected to exceed insurance limits. Various PrimeCare entities have been sued on business claims such as breach of contract, misrepresentation, fraud and deceit. The plaintiffs in these suits are seeking millions of dollars in damages, and the Company is vigorously defending these suits. While there can be no assurance that the Company will be successful in such litigation, the Company does not believe any such litigation will result in damage awards at the levels the plaintiffs have demanded, and thus the Company does not believe such litigation will have a material adverse effect on the Company. Finally, PrimeCare and the Company have been named in litigation involving PrimeCare operations in the State of Oklahoma that were not transferred to the Company when the Company acquired PrimeCare. Plaintiffs are alleging that a former PrimeCare subsidiary (which the Company did not buy) is guilty of breach of contract, conversion and fraud, and plaintiff is seeking damages in excess of $2.0 million in damages plus punitive damages. Since filing the litigation, plaintiff has filed for bankruptcy. While the Company did not own PrimeCare at the time of the alleged incidents, PrimeCare and the Company may have liability for the actions of this entity and do not have indemnity rights as to the former owners (who are also codefendants in this matter). It is not possible to determine the amount of exposure of the Company and its subsidiaries in this case, but any judgment against the Company or PrimeCare in the full amount requested by the plaintiff could have a material adverse effect on the Company.

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

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  As stated previously in this report, as a result of our failure to pay the interest payments, totaling approximately $8.8 million, due February 15, 2001 and August 15, 2001, on the 4.5% convertible subordinated notes ("Notes"), we are in default under the Notes. The principal amount outstanding under the Notes, which mature in 2003, is $196.5 million. The Company entered into limited forbearance agreements respecting the February 2001 interest payment with noteholders representing a majority of the aggregate principal amount of the Notes. Pursuant to the forbearance agreements, the holders agreed not to take action under the Notes until September 5, 2001, subject to automatic ten business day extensions. The Company is seeking to renew the forbearance agreements with holders of the Notes and Warburg, Pincus.

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

(2) Incorporated by referenced to exhibits filed with the Company's Registration Statement on Form S-3, Commission No. 33-93018.

(3) Incorporated by referenced to exhibits filed with the Company's Registration Statement on Form S-3, Commission No. 33-98528.

(4) Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-3, Registration No. 333-328.


         (B)      REPORTS ON FORM 8-K

The Company filed a Current Report on Form 8-K with the Commission on June 5, 2001 announcing the Company's completed sale of CareWise, Inc. In addition, the Company announced that it was no longer pursuing the sale of PrimeCare International, Inc. and its other California IPA operations.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                       PHYCOR, INC.

                       By: /s/ Tarpley B. Jones
                          ------------------------------------------------------
                          Tarpley B. Jones
                          Executive Vice President and Chief Financial Officer

Date: August 20, 2001

                                  EXHIBIT INDEX

EXHIBIT
-------
 NUMBER              DESCRIPTION OF EXHIBITS
 ------              -----------------------

3.1           --     Amended Bylaws of the Company(1)
3.2           --     Restated Charter of the Company(1)
3.3           --     Amendment to Restated Charter of the Company(2)
3.4           --     Amendment to Restated Charter of the Company(3)
4.1           --     Form of 4.5% Convertible Subordinated Debenture due 2003(4)
4.2           --     Form of Indenture by and between the Company and First American National Bank, N.A.(4)


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