Form 10-Q
period 2001-09-30
PHYCOR INC /TN/
filed 2001-11-14
CIK 881400

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


 (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM _______ TO ______

                          COMMISSION FILE NO.: 0-19786

                                  PHYCOR, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                               TENNESSEE                                                               62-1344801
    (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)                        (I.R.S. EMPLOYER IDENTIFICATION NO.)

                 30 BURTON HILLS BOULEVARD, SUITE 400
                         NASHVILLE, TENNESSEE                                                            37215
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                                (ZIP CODE)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (615) 665-9066
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         As of November 13, 2001, 73,234,201 shares of the registrant's common stock were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          PHYCOR, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              SEPTEMBER 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000
                    (ALL AMOUNTS ARE EXPRESSED IN THOUSANDS)


                                                                                          2001            2000
                                                                                      -----------     -----------
                                     ASSETS
Current assets:
     Cash and cash equivalents - unrestricted ..................................      $    14,775     $       286
     Cash and cash equivalents - restricted ....................................           29,615             641
     Accounts receivable, net ..................................................            2,540           2,389
     Inventories, prepaid expenses and other current assets ....................           11,382           4,810
     Notes receivable, current installments ....................................            1,019           1,514
     Assets held for sale, net .................................................               --          77,154
                                                                                      -----------     -----------
                     Total current assets ......................................           59,331          86,794
Property and equipment, net ....................................................            6,087           5,574
Intangible assets, net .........................................................           33,999          18,754
Notes receivable, excluding current installments ...............................           13,557          31,873
Other assets ...................................................................            2,143           2,019
                                                                                      -----------     -----------
                     Total assets ..............................................      $   115,117     $   145,014
                                                                                      ===========     ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
     Current installments of long-term debt and capital leases .................      $       199     $    46,306
     Current installments of convertible subordinated notes and
         debentures ............................................................          310,707         305,500
     Accounts payable ..........................................................            1,745           2,403
     Salaries and benefits payable .............................................            3,405           1,909
     Incurred but not reported claims payable ..................................           24,258           1,297
     Current portion of accrued restructuring reserves .........................            7,615          11,277
     Other accrued expenses and current liabilities ............................           44,306          21,601
                                                                                      -----------     -----------
                     Total current liabilities .................................          392,235         390,293

Long-term debt and capital leases, excluding current installments ..............            1,048           2,862
Accrued restructuring reserves, excluding current portion ......................           13,383          15,578
Convertible subordinated notes payable to physician groups .....................              175             637
                                                                                      -----------     -----------
                     Total liabilities .........................................          406,841         409,370
                                                                                      -----------     -----------

Minority interest in earnings of consolidated partnerships .....................            1,681             633

Shareholders' deficit:
     Preferred stock, no par value, 10,000 shares authorized ...................               --              --
     Common stock, no par value; 250,000 shares authorized; issued and outstanding  73,234 shares in 2001 and 73,281 shares in
         2000 ..................................................................          834,168         834,168
     Accumulated deficit .......................................................       (1,127,573)     (1,099,157)
                                                                                      -----------     -----------
                      Total shareholders' deficit ..............................         (293,405)       (264,989)
                                                                                      -----------     -----------
Commitments and contingencies
                      Total liabilities and shareholders' deficit ..............      $   115,117     $   145,014
                                                                                      ===========     ===========


         See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (ALL
       AMOUNTS ARE EXPRESSED IN THOUSANDS, EXCEPT FOR EARNINGS PER SHARE)
                                   (UNAUDITED)


                                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                     SEPTEMBER 30,              SEPTEMBER 30,
                                                                  2001          2000         2001            2000
                                                                --------     ---------     ---------     -----------
Net revenue ................................................    $ 70,680     $ 211,976     $ 226,850     $   779,482
Operating expenses:
   Cost of provider services ...............................      49,166        56,358       139,600         174,292
   Salaries, wages and benefits ............................      10,716        60,145        42,724         240,593
   Supplies ................................................         611        24,668         3,956         100,504
   Purchased medical services ..............................          --         3,494           312          15,781
   Other expenses ..........................................       6,970        43,589        36,926         137,699
   General corporate expenses ..............................       2,055         4,026        10,017          18,978
   Rents and lease expense .................................       1,155        12,874         5,826          54,153
   Depreciation and amortization ...........................       1,335         9,505         6,489          42,559
   Provision for (recovery of) asset revaluation,
     restructuring and refinancing .........................        (672)       54,158        (1,087)        485,243
                                                                --------     ---------     ---------     -----------
          Net operating expenses ...........................      71,336       268,817       244,763       1,269,802
                                                                --------     ---------     ---------     -----------
          Loss from operations .............................        (656)      (56,841)      (17,913)       (490,320)
Other (income) expense:
   Interest income .........................................        (910)       (1,874)       (2,791)         (5,083)
   Interest expense ........................................       4,316         8,071        13,025          28,049
                                                                --------     ---------     ---------     -----------
          Loss before income taxes and minority interest ...      (4,062)      (63,038)      (28,147)       (513,286)
Income tax expense .........................................          --           322            --             957
Minority interest in earnings (losses) of consolidated
   partnerships ............................................        (114)        1,015           269           2,529
                                                                --------     ---------     ---------     -----------
          Net loss .........................................    $ (3,948)    $ (64,375)    $ (28,416)    $   516,772)
                                                                ========     =========     =========     ===========
Loss per share:
   Basic ...................................................    $  (0.05)    $   (0.87)    $   (0.39)    $     (7.02)
   Diluted .................................................    $  (0.05)    $   (0.87)    $   (0.39)    $     (7.02)
                                                                ========     =========     =========     ===========
Weighted average number of shared and dilutive
 share equivalents outstanding:
   Basic ...................................................      73,234        73,841        73,240          73,623
   Diluted .................................................      73,234        73,841        73,240          73,623
                                                                ========     =========     =========     ===========


         See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (ALL
                       AMOUNTS ARE EXPRESSED IN THOUSANDS)
                                   (UNAUDITED)



                                                             THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                SEPTEMBER 30,              SEPTEMBER 30,
                                                              2001         2000         2001          2000
                                                            --------     --------     --------     ---------

Cash flows from operating activities:
   Net loss ............................................    $ (3,948)    $(64,375)    $(28,416)    $(516,772)
   Adjustments to reconcile net loss to net cash
     provided (used) by operating activities:
     Depreciation and amortization .....................       1,335        9,505        6,489        42,559
     Minority interests ................................        (114)       1,015          269         2,529
     Provision for (recovery of) asset revaluation,
       restructuring and refinancing ...................        (672)      54,158       (1,087)      485,243
     Write down of notes receivable ....................          --           --        4,564            --
     Accretion of convertible subordinated notes .......       1,688        1,688        5,063         5,063
     Increase (decrease) in cash, net of effects of
       acquisitions and dispositions due to changes
       in:
           Accounts receivable, net ....................         708       10,456        5,092        27,124
           Inventories, prepaid expenses and other
             current assets ............................        (930)       6,259        7,961         8,126
           Accounts payable ............................        (206)       2,049       (4,640)       (2,226)
           Due to physician groups .....................          --       (3,418)         282        (5,261)
           Incurred but not reported claims payable ....         159        8,595        5,250        16,988
           Accrued restructuring reserves ..............        (529)      (8,369)      (4,525)      (20,834)
           Other accrued expenses and current
             liabilities ...............................        (134)     (14,183)         (11)      (29,101)
                                                            --------     --------     --------     ---------
              Net cash provided (used) by operating
                activities .............................      (2,643)       3,380       (3,709)       13,438
                                                            --------     --------     --------     ---------
Cash flows from investing activities:
     Dispositions, net .................................          --       60,439       63,381        99,220
     Purchase of property and equipment ................         (97)      (2,052)        (251)      (18,561)
     Proceeds from (payments for) other assets .........         (90)       2,722        2,981         1,551
     Change in restricted cash held for sale ...........          --           --       30,378            --
                                                            --------     --------     --------     ---------
             Net cash provided (used) by investing
                activities .............................        (187)      61,109       96,489        82,210
                                                            --------     --------     --------     ---------
Cash flows from financing activities:
     Cost of issuance of common stock and warrants .....          --            7           --          (125)
     Repayment of long-term borrowings .................         (20)     (72,084)     (47,975)      (98,848)
     Repayment of obligations under capital leases .....         (16)        (675)         (81)       (2,713)
     Distributions of minority interests ...............         146         (619)      (1,261)       (3,379)
     Loan costs incurred ...............................          --       (2,872)          --        (4,965)
                                                            --------     --------     --------     ---------
             Net cash provided (used) by financing
             activities ................................         110      (76,243)     (49,317)     (110,030)
                                                            --------     --------     --------     ---------

Net increase (decrease) in cash and cash equivalents ...      (2,720)     (11,754)      43,463       (14,382)
Cash and cash equivalents - beginning of period ........      47,110       58,084          927        60,712
                                                            --------     --------     --------     ---------
Cash and cash equivalents - end of period ..............    $ 44,390     $ 46,330     $ 44,390     $  46,330
                                                            ========     ========     ========     =========


         See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS
                            OF CASH FLOWS (CONTINUED)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                    (ALL AMOUNTS ARE EXPRESSED IN THOUSANDS)
                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                       SEPTEMBER 30,             SEPTEMBER 30,
                                                                     2001        2000         2001          2000
                                                                   -------     --------     --------     ---------
SUPPLEMENTAL SCHEDULE OF INVESTING ACTIVITIES:
Effects of acquisitions and dispositions, net:
  Assets acquired (disposed), net of cash .....................         --          108           --        (1,161)
  Liabilities paid, including deferred purchase price
     payments .................................................         --         (451)         (67)       (7,229)
  Cash received from disposition of clinic assets, net ........         --       60,782       63,448       107,610
                                                                   -------     --------     --------     ---------
         Dispositions, net ....................................    $    --     $ 60,439     $ 63,381     $  99,220
                                                                   =======     ========     ========     =========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:
Notes receivable received from disposition of clinic assets
                                                                   $    --     $  4,875     $ 13,796     $  23,770
                                                                   =======     ========     ========     =========

         See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

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

         In the second quarter of 2001, the Company determined it would retain and continue to operate the PrimeCare operations. PrimeCare accounts for most of the revenue and earnings of the Company's independent practice association ("IPA") business. In the fourth quarter of 2000, the Company decided to solicit bids for the sale of PrimeCare. After reviewing these bids, and after certain other assets were sold which helped to alleviate PhyCor's short-term cash flow problems, in June 2001, the Company decided to retain PrimeCare. Accordingly, PrimeCare is not accounted for as an asset held for sale at September 30, 2001 as it was on December 31, 2000.

(2)      NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets as discussed below.

         The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in purchase business combinations completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

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


         In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), which supersedes both FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement No. 142, Goodwill and Other Intangible Assets.

         The Company is required to adopt Statement 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on the Company's financial statements.

 (3)     LIQUIDITY AND GOING CONCERN

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern with the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company's leveraged financial structure and losses from operations, however, give rise to the fact that such realization of assets and liquidation of liabilities is subject to significant uncertainty. At September 30, 2001, current liabilities exceeded the Company's current assets by $332.9 million.

         The Company failed to meet the February and August 2001 interest payment obligations totaling approximately $8.8 million under the 4.5% convertible subordinated notes ("Notes"). The Company entered into limited forbearance agreements relating to the interest payments with noteholders representing a majority of the aggregate principal amount of the Notes. Pursuant to the forbearance agreements, the holders agreed not to take action under the Notes through November 30, 2001, subject to automatic ten business day extensions until December 31, 2001. If the Notes were to be accelerated, a default would occur under the Company's Zero Coupon Convertible Subordinated Notes Due 2014, outstanding amount of approximately $114.1 million, as of September 30, 2001 (the "Warburg Notes"), held by affiliates of Warburg, Pincus & Co. ("Warburg, Pincus"). The Company obtained a waiver and forbearance agreement from Warburg, Pincus through November 30, 2001 subject to automatic ten business day extensions until December 31, 2001.

         The default under the Notes caused a default under the Company's bank credit facility with Citicorp USA, Inc. as agent ("Citicorp Credit Facility"), which default was waived by the senior lenders. Under the Citicorp Credit Facility, there are no funds available and all letters of credit are fully collateralized with cash held by the agent bank. The Citicorp Credit Facility terminates December 31, 2001. In October 2001, the Company entered into a one-year credit agreement with AmSouth Bank which provides for the issuance of letters of credit up to an aggregate of $2.65 million to replace those outstanding under the Citicorp Credit Facility. Letters of credit aggregating $1.0 million are outstanding under the AmSouth credit agreement and are collateralized with cash as will any additional such letters of credit.

         The Company is in negotiations with an informal committee of holders of the Notes and Warburg, Pincus regarding the terms of a financial restructuring plan. The Company anticipates that in connection with its proposed financial restructuring, it will seek protection from its creditors, and, in any event, anticipates that all of its outstanding Common Stock will be cancelled for no consideration or otherwise cease to have value. A restructuring would materially change the amounts reported in the accompanying consolidated financial statements, which do not give effect to any necessary adjustments of the carrying value of assets or liabilities. The Company's ability to continue as a going concern is also dependent upon, among other things, future profitable operations and the ability to generate sufficient cash flow from operations and to enter into financing arrangements to meet its obligations.

 (4)     NET REVENUE

         Net revenue of the Company for the three months and nine months ended September 30, 2001 is comprised of IPA revenue, net revenue from demand management services earned at the Company's wholly-owned subsidiary CareWise, Inc. ("CareWise") through May 25, 2001 (the date CareWise was sold), and contract management services revenue. Net revenue of the Company for the three months and nine months ended September 30, 2000 was comprised of net clinic service agreement revenue from 24 and 38 clinics, respectively, IPA revenue, net hospital revenue, CareWise revenue and other operating revenues.

         IPA revenue consists of fees paid by IPAs to the Company for management services and payments for healthcare costs, usually made under capitated arrangements, received by the Company from health maintenance organizations ("HMOs") in situations where the Company is a party to a capitated or similar payment agreement with the HMOs. The cost of healthcare claims incurred by the Company under these agreements is reported as cost of provider services. At September 30, 2001, the Company had underwritten a $0.4 million letter of credit for the benefit of one managed care payor to ensure payment of costs for which the Company's affiliated IPA is responsible. The Company is exposed to losses if a letter of credit is drawn upon and the IPA fails to fulfill its reimbursement obligation to the Company. The Company experienced losses of approximately $1.0 million under such letters of credit in 2001 which losses were incurred in markets where the Company no longer has any operations.

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

         The following represents amounts included in the determination of net revenue (in thousands):

                                                               THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                  SEPTEMBER 30,           SEPTEMBER 30,
                                                                2001        2000        2001         2000
                                                              --------    --------    --------    ----------
Gross physician group, hospital and other revenue .......     $  2,027    $377,402    $ 38,314    $1,561,727
Less:
     Provisions for doubtful accounts and contractual
       adjustments ......................................           --     180,927      10,334       715,403
                                                              --------    --------    --------    ----------

     Net physician group, hospital and other revenue ....        2,027     196,475      27,980       846,324
IPA revenue                                                    123,540     229,123     403,475       751,072
                                                              --------    --------    --------    ----------
     Net physician group, hospital, IPA and other
       revenue ..........................................      125,567     425,598     431,455     1,597,396
Less amounts retained by physician groups and IPAs:
     Physician groups ...................................           --      65,776       5,311       279,635
     Clinical technical employee compensation ...........           --       9,488         815        38,841
     IPAs ...............................................       54,887     138,358     198,479       499,438
                                                              --------    --------    --------    ----------
         Net revenue ....................................     $ 70,680    $211,976    $226,850    $  779,482
                                                              ========    ========    ========    ==========

 (5)     BUSINESS SEGMENTS

         In 2001, the Company derives its revenues primarily from operating and managing IPAs (See Note 4). In addition, until May 25, 2001 the Company provided health care decision-support services through CareWise, and provided other management and consulting services that did not meet the quantitative thresholds for reportable segments and have therefore been aggregated within the corporate and other category. In 2000, the Company derived revenues from the aforementioned sources as well as from operating multi-specialty medical clinics.

         The Company evaluates performance based on earnings from operations before asset revaluation and restructuring charges, refinancing, minority interest and income taxes. The following is a financial summary by business segment for the periods indicated (in thousands):


                                                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                      SEPTEMBER 30,              SEPTEMBER 30,
                                                                    ------------------        -------------------
                                                                     2001        2000         2001         2000
                                                                    ------      -------      -------      -------
Multi-specialty clinics:
   Net revenue.................................................    $    --     $108,179     $  8,243     $486,278
   Operating expenses(1).......................................         --      108,599        8,123      451,266
   Interest income.............................................         --       (1,699)          (7)      (4,787)
   Interest expense............................................         --        8,369          230       31,730
   Earnings (loss) before taxes and minority interest(1).......         --       (7,090)        (103)       8,069
   Depreciation and amortization...............................         --        3,097          311       24,655
   Segment assets..............................................         --      189,240           --      189,240
IPAs:
   Net revenue ................................................     68,653       90,765      204,996      251,634
   Operating expenses (1) .....................................     67,890       87,013      200,095      269,871
   Interest income ............................................       (217)        (798)        (614)      (2,239)
   Interest expense ...........................................        552        3,281        1,594        9,236
   Earnings (loss) before taxes and minority interest (1) .....        428        1,269        3,921      (25,234)
   Depreciation and amortization ..............................        675        3,419        2,624       10,588
   Segment assets .............................................     74,662      172,595       74,662      172,595
Corporate and other (2):
   Net revenue ................................................      2,027       13,032       13,611       41,570
   Operating expenses (1) .....................................      4,118       19,047       37,632       63,422
   Interest income ............................................       (693)         623       (2,170)       1,943
   Interest expense ...........................................      3,764       (3,579)      11,201      (12,917)
   Earnings (loss) before taxes and minority interest (1) .....     (5,162)      (3,059)     (33,052)     (10,878)
   Depreciation and amortization ..............................        660        2,989        3,554        7,316
   Segment assets .............................................     40,455       78,676       40,455       78,676


         (1) Amounts exclude provision for asset revaluation, restructuring and refinancing.
         (2) This segment includes all corporate costs and real estate holdings as well as the results for CareWise, and in 2000, hospitals managed by the Company.

(6)      ASSET REVALUATION AND RESTRUCTURING

         In the third quarter of 2001, the Company recorded an asset revaluation recovery of approximately $0.7 million related to certain asset revaluation charges recorded previously.

         In the second quarter of 2001, the Company recorded a net asset revaluation charge of approximately $0.5 million. This charge was comprised of a pre-tax $2.0 million asset revaluation charge less recovery of $1.5 million related to certain asset revaluation charges recorded previously.

         In the first quarter of 2001, the Company recorded a net asset revaluation and restructuring recovery of approximately $1.0 million. This recovery included a net pre-tax asset revaluation charge of approximately $0.3 million, which was comprised of a $3.6 million asset revaluation charge less recovery of $3.3 million related to certain asset revaluation charges recorded previously. In addition, this net recovery included a net restructuring recovery of $1.3 million, which was comprised of a $0.5 million restructuring charge less recovery of $1.8 million of certain restructuring charges recorded in prior years which will not be utilized.

         In July 2001, the Company completed the disposition of the assets of its Denver operations and received proceeds of $55,000 in cash and the assumption by the purchaser of certain liabilities, which approximated the net carrying value of these assets.

         The Company has approximately $21.0 million of accrued restructuring reserves remaining at September 30, 2001, of which approximately $7.6 million are due and payable during the next 12 months. The remaining $13.4 million primarily relates to long term lease commitments.

         The following table summarizes the restructuring accrual and payment activity for the first nine months of 2001 (in thousands):


                                                        FACILITY &      SEVERANCE &       OTHER
                                                    LEASE TERMINATION     RELATED          EXIT
                                                           COSTS           COSTS           COSTS           TOTAL
                                                    -----------------   -----------       -------         --------
         Balances at December 31, 2000                   $ 18,881         $ 3,462         $ 4,512         $ 26,855
           First quarter 2001 charges                         500              --              --              500
           Payments                                          (378)         (1,251)           (620)          (2,249)
           Non-utilized charges taken into income            (391)            (51)         (1,390)          (1,832)
                                                         --------         -------         -------         --------

         Balances at March 31, 2001                        18,612           2,160           2,502           23,274
           Payments                                           (39)           (869)           (839)          (1,747)
           Other re-allocations                              (167)           (398)            565               --
                                                         --------         -------         -------         --------

         Balances at June 30, 2001                         18,406             893           2,228           21,527
           Payments                                          (170)             (9)           (350)            (529)
           Other re-allocations                                --            (300)            300               --
                                                         --------         -------         -------         --------
         Balances at September 30, 2001                  $ 18,236         $   584         $ 2,178         $ 20,998
                                                         ========         =======         =======         ========


 (7)     COMMITMENTS AND CONTINGENCIES

         (a)      Employment Agreements

         The Company has entered into employment agreements with certain of its management employees, which include, among other terms, non-compete provisions and salary and benefits continuation. Pursuant to agreements with certain employees, the Company paid in 2000 and the second quarter of 2001 an aggregate of approximately $1.1 million to such employees representing an advance of severance owed in the event of their termination by the Company without cause. The unamortized balance of such payments was approximately $0.5 million at September 30, 2001.

         The employment agreements with the Company's two executive officers provided for the payment of bonuses aggregating up to a maximum of $2.25 million upon the repayment of borrowings under the Credit Facility. Approximately $0.2 million of the bonuses were earned in 2000 and the remainder was earned during the first quarter of 2001, of which $1.88 million was paid during the first quarter and the remainder was paid during the second quarter of 2001.

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

         On April 18, 2000, a jury in the case of United States of America ex rel. William R. Benz v. PrimeCare International, Inc. ("PrimeCare") and Prem Reddy, in the United States District Court, Central District of California, returned a verdict in favor of the plaintiff as follows:
         $0.5 million against PrimeCare on plaintiff's breach of contract claims; $0.9 million in compensatory damages and $3 million in punitive damages jointly and severally against PrimeCare and Prem Reddy on plaintiff's claims for wrongful termination and intentional infliction of emotional distress; and $0.2 million against PrimeCare on plaintiff's claim for violations of state labor codes. The jury returned a verdict in defendants' favor on plaintiff's claim for retaliatory termination under the False Claims Act. The jury was unable to reach a verdict on plaintiff's Medicare fraud claims. The court entered a final judgment on July 13, 2000. Effective May 3, 2001, the Company entered into a settlement agreement with Mr. Benz which subsequently received court approval. In exchange for PrimeCare paying Mr. Benz $2.7 million (of which $0.7 million was paid during the second quarter of 2001 and the remainder was paid during July 2001), all claims were dropped by Mr. Benz against the Company and its affiliates. The judgment of $4.6 million was recorded as other operating expenses in the second quarter of 2000. Mr. Benz has not settled with Dr. Reddy, and Dr. Reddy continues to maintain the Company has an indemnification obligation to him. The Company denies Dr. Reddy's claim.

         On August 31, 1999, two relators brought an action in the United States District Court for the District of Hawaii under the False Claims Act and for employment related claims against Straub Clinic and Hospital, Inc. ("Straub"), PhyCor of Hawaii, Inc., and the Company. This matter had been under seal until September 2000. On September 20, 2000, the United States government elected to decline to intervene in the matter. The Company sold PhyCor of Hawaii, Inc. to Straub in November 2000. On February 21, 2001, plaintiffs filed a Second Amended Complaint, and Straub is defending the claims against PhyCor of Hawaii, Inc. PhyCor, Inc. lost its motion to dismiss and is defending the litigation against it. Trial is set for June 12, 2002.

         As a result of the Company's determination to exit its IPA market in Houston, Texas, a number of providers in the market have brought actions naming several parties, including the Company and an IPA-management subsidiary of the Company, alleging breach of contract, breach of fiduciary duty, and fraud, among other matters.

         Several million dollars have been claimed in these cases. The Company believes the plaintiffs have sued the wrong party and that the claims are generally excessive. In addition, as a result of the Company's financial condition, the Company and its subsidiaries have been unable to meet certain contractual obligations including, but not limited to, certain ongoing lease obligations and severance obligations to former employees. There can be no assurance that the Company or its subsidiaries will meet existing or additional contractual obligations in the future. Several parties have sent letters to the Company and its subsidiaries alleging breach of contract and threatening to bring claims, and several suits have been filed. There can be no assurance that additional actions will not be brought against the Company and its subsidiaries as a result of the Company's actions. There can be no assurance that if these matters are determined adversely to the Company that such determinations would not have a material adverse effect on the Company.

         PrimeCare, its affiliated IPAs and its employed physicians are parties to several medical malpractice cases which the Company believes will be adjudicated within applicable insurance coverage limits. In addition, the PrimeCare subsidiary which holds a limited Knox-Keene license has been named in certain managed care liability cases which are not expected to exceed insurance limits. Various PrimeCare entities have been sued on business claims such as breach of contract, misrepresentation, fraud and deceit. The plaintiffs in these suits are seeking millions of dollars in damages, and the Company is vigorously defending these suits. While there can be no assurance that the Company will be successful in such litigation, the Company does not believe any such litigation will result in damage awards at the levels the plaintiffs have demanded, nor that such litigation will have a material adverse effect on the Company. Finally, PrimeCare and the Company have been named in litigation involving PrimeCare operations in the State of Oklahoma that were not transferred to the Company when the Company acquired PrimeCare. Plaintiffs are alleging that a former PrimeCare subsidiary (which the Company did not buy) is guilty of breach of contract, conversion and fraud, and plaintiff is seeking damages in excess of $2.0 million in damages plus punitive damages. Since filing the litigation, plaintiff has filed for bankruptcy. While the Company did not own PrimeCare at the time of the alleged incidents, PrimeCare and the Company may have liability for the actions of this entity and do not have indemnity rights as to Dr. Reddy, the former owner (who is also a codefendant in this matter). It is not possible to determine the amount of exposure of the Company and its subsidiaries in this case, but judgment against the Company or PrimeCare could have a material adverse effect on the Company.

         The Company has recently learned that in litigation filed in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, in which landlords, Busch Drive Ltd. and Lime Street Ltd., of the Company's formerly affiliated physician group, First Coast Medical Group, P.A., claimed the Company guaranteed the lease obligations of the physician group, the judge has indicated she will rule in favor of the landlord and that the amount of damages awarded could be as much as $2,500,000. The Company disagrees with this decision and intends to pursue its legal alternatives.

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

         (c)      Insurance

         The Company maintains managed healthcare errors and omissions insurance on a claims made basis for all of its managed care operations and officer and director liability insurance. These policies expired on September 1 and September 11, respectively, but have been extended until December 31, 2001. Insurance coverage under such policies is contingent upon a policy being in effect when a claim is made, regardless of when the events which caused the claim occurred. The Company also maintains property and casualty, general liability, worker's compensation and some umbrella coverage on an occurrence basis. In addition, the Company is named as an additional insured on medical malpractice policies of some formerly affiliated physician groups. In other cases, however, the Company has no insurance for malpractice claims brought against such physician groups. There are known claims and incidents that may result in the assertion of additional claims, as well as claims from unknown incidents that may be asserted. The Company is not aware of any claims against management or the Company's formerly affiliated physician groups which might have a material adverse impact on the Company's financial position. The cost and availability of insurance coverage has varied widely in recent years. Management believes its insurance policies are adequate in amount and coverage for its operations. There can be no assurance, however, that the coverage is sufficient to cover all future claims or will continue to be available in adequate amounts or at a reasonable cost.

         (d)      Letters of Credit

         At September 30, 2001, letters of credit totaling $2.7 million were outstanding under the Credit Facility. On behalf of one of the Company's affiliated IPAs, the Company has been required to issue a $0.4 million letter of credit to a managed care payor to ensure payment of health care costs for which an affiliated IPA has responsibility. The Company is exposed to losses if the letter of credit is drawn upon and the related IPA fails to satisfy its reimbursement obligation to the Company. Approximately $1.0 million has been drawn on letters of credit related to other IPAs to date in 2001 which have not been reimbursed by the IPAs. These losses were incurred in markets where the Company no longer has any operations. The $2.3 million remaining letters of credit secure malpractice insurance deductibles and bonds required for third party administrator licenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We are a medical network management company that develops and manages IPAs, manages physician hospital organizations ("PHOs"), provides contract management services to physician networks owned by health systems and provides consulting services to independent medical organizations. Through our IPAs and PHOs, we provide healthcare related services to approximately 626,000 commercial equivalent members ("CEMs"). Included in this total are 61,000 CEMs that are enrolled in Medicare+ Choice plans offered by payors to individuals that qualify for Medicare benefits. Our largest market is in California, where we provide services to approximately 453,000 CEMs. Our second largest market is Chicago, Illinois, where we provide services to 141,000 CEMs.

         Our subsidiary, PrimeCare International, Inc. ("PrimeCare") manages IPAs in California. PrimeCare's subsidiary, PrimeCare Medical Network, Inc. ("PMNI") holds a limited Knox-Keene license in the State of California and contracts with payors to assume risk under certain managed care contracts, and then delegates that risk predominantly to the PrimeCare-managed IPAs. Another subsidiary, North American Medical Management, Inc. ("NAMM") manages, through its subsidiaries, IPAs in northern and southern California, Kansas and Tennessee, and several PHOs in Illinois. Through our subsidiary, PhySys, Inc. ("PhySys"), we provide management and support services to two of our formerly affiliated multi-specialty clinics and to the physician networks of two health systems. In addition, PhySys provides consulting services to independent medical organizations through limited engagements.

         As of the date hereof, as a result of our failure to pay the approximately $4.4 million interest payments due on each of February 15, and August 15, 2001 on the 4.5% convertible subordinated notes ("Notes"), we are in default under the Notes. If the Notes were to be accelerated, a default would occur under the Company's Zero Coupon Convertible Subordinated Notes Due 2014, currently outstanding amount of approximately $114.9 million (the "Warburg Notes"), held by affiliates of Warburg, Pincus & Co. ("Warburg, Pincus"). We have also defaulted on obligations related to several equipment and facilities leases. We obtained limited forbearance agreements relating to the interest payments through November 30, 2001, subject to automatic ten business day extensions until December 31, 2001, from bondholders representing approximately 50.4% of the Notes in the aggregate, and a waiver and forbearance agreement from Warburg, Pincus through November 30, 2001 also subject to automatic ten business day extensions until December 31, 2001. Moreover, the default under the Notes, caused a default under the Company's bank credit facility (the "Citicorp Credit Facility"), which default was waived by the senior lenders. We have no funds available under the Citicorp Credit Facility which terminates December 31, 2001. In October 2001, we entered into a one-year credit agreement with AmSouth Bank which provides for the issuance of letters of credit up to an aggregate of $2.65 million to replace those outstanding under the Citicorp Credit Facility. Letters of credit aggregating $1.0 million are outstanding under the AmSouth credit agreement and are collateralized with cash as will be the case with any additional such letters of credit.

         In connection with the audit of our financial statements for the year ended December 31, 2000, our independent auditors stated in their report that our recurring losses from operations, net capital deficiency and net working capital deficit raise substantial doubt about our ability to continue as a going concern. We have engaged Jefferies & Company, Inc. and Skadden, Arps, Slate, Meagher & Flom LLP to assist us in restructuring our balance sheet. We are in negotiations with an informal committee of holders of the Notes and Warburg, Pincus regarding the terms of a financial restructuring plan. We anticipate that in connection with the proposed financial restructuring, we will seek protection from our creditors, and, in any event, anticipate that all of our outstanding common stock will be cancelled for no consideration or otherwise cease to have value.

Operations

         IPAs and PHOs

         We operate IPA/PHO management companies, including PrimeCare, in four states. In the State of California, we operate eight IPAs through PrimeCare and an additional six IPAs through NAMM subsidiaries. These California operations include 453,000 CEMs and constituted approximately 90% of the Company's revenues in the third quarter of 2001. With respect to PrimeCare operations, PMNI contracts with payors primarily on a capitated basis. The administrative and financial responsibility for credentialing, medical management, capitation management and claims adjudication and payment are delegated by the payors to us. PMNI contracts primarily with PrimeCare-managed IPAs to perform the physician services. Contractually, PMNI assumes full risk that the costs of professional services will exceed the capitated payments, and, through contracting with various hospitals, assumes limited risk for the institutional (hospital) costs up to pre-defined limits of any losses. In future periods, PMNI may assume more risk for the institutional costs.

         PMNI contracts with several payors, however, contracts with Pacificare of California represent approximately 33% of the revenue from PrimeCare operations. The payor contracts are renewed annually on a calendar basis and have been renewed for the 2002 calendar year.

         As a result of PNMI holding a limited Knox-Keene license in the State of California, PNMI is subject to an increased level of state oversight, including reserve requirements by the California Department of Managed Health Care (the "DMHC"). During the third quarter of 2000, PNMI reached an agreement with the DMHC regarding the funding of certain cash reserve requirements for claims payment. Under this agreement, PrimeCare agreed not to make any distributions of cash to the Company if any such distribution would cause PrimeCare not to be in compliance with the Knox-Keene requirements. PrimeCare was in compliance with such requirements as of September 30, 2001, and had restricted cash reserves of $25.5 million and outstanding healthcare claims and liabilities of $22.5 million. Our operations would be adversely affected if we failed to maintain compliance with the agreement and the DMHC took corrective action. If, as expected, we seek protection from our creditors in connection with our proposed restructuring, the operations of our IPA businesses are not expected to be affected. For the third quarter of 2001, PrimeCare and our other IPA companies in California, operated through NAMM subsidiaries in both northern and southern California, had revenues of $64.3 million and earnings before interest, taxes, depreciation and amortization ("EBITDA") of $1.6 million, compared to revenues of $52.9 million and EBITDA of $1.4 million for the third quarter of 2000. For the first nine months of 2001, these entities had revenues of $190.2 million and EBITDA of $7.1 million, compared to revenues of $157.7 million and no EBITDA for the first nine months of 2000.

         In addition to our California operations, NAMM manages, through its subsidiaries, IPAs in Kansas and Tennessee and eight PHOs in Illinois. Fees earned from managing the IPAs/PHOs are based upon a percentage of either revenue collected by the IPAs or a per member/per month payment, and a share of surplus, if any, of capitated revenue of the IPAs/PHO in excess of claims expense. The management agreements are typically for a term of between three and five years, with renewal options, and may be terminated at any time, without cause, upon 90 days notice.

         A substantial portion of our revenues and profits are derived from the 61,000 CEMs we serve that qualify for Medicare benefits. In the past two years, many payors have discontinued enrollment in Medicare+ Choice plans or abandoned markets altogether because rate increases provided to payors by the Federal government have not kept pace with medical inflation and the rising utilization of healthcare services. Although this trend has not affected our operations in California to date, we anticipate that our Chicago market will be adversely affected by this trend. Our dependence on the viability of Medicare+ Choice products offered by payors is a key factor in the assessment of our business strength and is central to our development of a long-term business strategy.

         We intend to pursue the growth of PrimeCare and NAMM. We have identified certain acquisition candidates that management believes may add value to PrimeCare's operations. In addition, PrimeCare is seeking to contract with additional payors and to have additional physicians join its managed IPAs. NAMM is also seeking to develop additional management relationships with IPAs to enhance both capitated and non-capitated managed care contracting systems. We anticipate continuing IPA management operations in the markets where NAMM currently operates.

         Service, Management and Consulting Agreements

         Through our PhySys division, we provide management and support services to two multi-specialty clinics that were formerly affiliated with the Company, the Harbin Clinic in Rome, Georgia and the Lakeview Medical Center in Suffolk, Virginia. We do not employ the personnel at these clinics, and we do not own any clinic assets. Our fee under each agreement is a fixed monthly fee, and we are reimbursed certain expenses. These agreements are for seven and five years, respectively, subject to termination for various reasons. Until September 30, 2005, we are obligated under the Rome agreement to provide lease financing for the acquisition of equipment to be used in the operation of the group up to $750,000 annually. The financing under the lease would be at the prime rate, and the clinic has the sole discretion whether to use us as the source of leased equipment. To date, no such financing has been requested by the clinic. The Suffolk Agreement may be terminated without cause upon 90 days notice, provided that the physician group pays a termination fee based on the remaining term of the agreement. Lakeview Medical Center may offset against any obligation it has to the Company, amounts that are owed to it under two promissory notes, dated January, 1998, in the current aggregate principal amount of approximately $318,000.

         In addition, through PhySys, we provide management services to the physician networks of health systems. At present, our PhySys division provides management and support services to the 121-physician group related to the Rockford Health System, a health care delivery system serving northern Illinois and southern Wisconsin. The Rockford agreement terminates on December 31, 2002, subject to certain renewal provisions. The fee is a fixed annual fee, payable monthly, and we are reimbursed various expenses. We are obligated to provide an executive director, a controller and an analyst to perform services. In April 2001, PhySys entered into an agreement to provide services to MedClinic of Sacramento, a 124-member physician group affiliated with the Mercy Health System in Sacramento, California. PhySys is obligated to provide an executive director and a controller to perform services, to which PhyCor, Inc. is a guarantor. The agreement is for a three year term but is subject to earlier termination by either party in certain circumstances, including termination prior to January 2, 2002 for any reason, with a termination fee payable to PhySys under certain additional circumstances. The agreement provides for the reimbursement of PhySys' expenses and payment of the greater of a fixed fee or an incentive fee up to a maximum fee. We are pursuing additional relationships with health systems and physician groups but there is no assurance that we will enter into similar arrangements in the future or that such arrangements will be successful.

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

         Through PhySys we also provide consulting services to independent medical organizations through limited engagements and intend to pursue other similar engagements in the future. There can be no assurance that we will continue to obtain additional engagements or that such engagements will be profitable.

RESULTS OF OPERATIONS

         The following table shows the percentage of net revenue represented by various expenses and other income items reflected in the Company's Consolidated Statements of Operations.


                                                                        THREE MONTHS                     NINE MONTHS
                                                                     ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                                    2001            2000            2001            2000
                                                                   ------          ------          ------          ------
Net revenue .............................................           100.0%          100.0%          100.0%          100.0%
Operating expenses:
    Cost of provider services ...........................            69.6            26.6            61.5            22.4
    Salaries, wages and benefits ........................            15.2            28.4            18.8            30.9
    Supplies ............................................             0.8            11.6             1.7            12.9
    Purchased medical services ..........................             0.0             1.6             0.1             2.0
    Other expenses ......................................             9.8            20.6            16.3            17.7
    General corporate expenses ..........................             2.9             1.9             4.4             2.4
    Rents and lease expense .............................             1.6             6.1             2.6             6.9
    Depreciation and amortization .......................             1.9             4.5             2.9             5.5
    Provision for (recovery of) asset revaluation
     and restructuring ..................................            (0.9)           25.5            (0.4)           62.2
                                                                   ------          ------          ------          ------
 Net operating expenses .................................           100.9           126.8           107.9           162.9
                                                                   ------          ------          ------          ------
    Loss from operations ................................            (0.9)          (26.8)           (7.9)          (62.9)
 Interest income ........................................            (1.3)           (0.9)           (1.2)           (0.6)
 Interest expenses ......................................             6.1             3.8             5.7             3.6
                                                                   ------          ------          ------          ------
    Loss before income taxes and minority interest ......            (5.7)          (29.7)          (12.4)          (65.9)
Income tax expense ......................................             0.0             0.2             0.0             0.1
Minority interest .......................................            (0.1)            0.5             0.1             0.3
                                                                   ------          ------          ------          ------
    Net loss ............................................            (5.6)%         (30.4)%         (12.5)%         (66.3)%
                                                                   ======          ======          ======          ======

2001 COMPARED TO 2000

         Net revenue decreased $141.3 million, or 66.7%, from $212.0 million for the third quarter of 2000 to $70.7 million for the third quarter of 2001, and $552.6 million, or 70.9%, from $779.5 million for the first nine months of 2000 to $226.9 million for the first nine months of 2001.

         Net revenue from IPAs decreased $22.1 million, or 24.4%, from $90.8 million for the third quarter of 2000 to $68.7 million for the third quarter of 2001 and $46.6 million, or 18.5%, from $251.6 million for the first nine months of 2000 to $205.0 million for the first nine months of 2001. IPA Net Revenue decreased approximately $33.7 million and $79.9 million in the third quarter and first nine months of 2001, respectively, compared to the same periods in 2000 primarily as a result of the decisions to restructure and close the Houston, Dallas and various other IPA markets and to place our HMO in Kentucky in voluntary rehabilitation with the Commonwealth of Kentucky Department of Insurance, during the fourth quarter of 2000. IPA Net Revenue from the IPA markets in effect for the third quarter and first nine months of 2001 and 2000 increased by $11.6 million, or 20.2%, and $33.3 million, or 19.5%, respectively, compared to the same periods in 2000. Net revenue from PrimeCare and our other IPA companies in California increased $11.4 million to $64.3 million for the third quarter of 2001 and $32.5 million to $190.2 million for the first nine months of 2001 compared to the same periods in 2000 primarily as a result of increased enrollment.

         Net revenue from clinics decreased $108.2 million in the third quarter of 2001 and $478.0 million for the first nine months of 2001 compared to the same periods in 2000 due to the disposal of clinic operations. Net revenue from consulting engagements for the third quarter and first nine months of 2001 increased $1.0 million and $2.5 million, respectively, compared to the same periods in 2000.

         Comparing operating expense ratios between the third quarter and first nine months of 2001 and the corresponding periods in 2000 is difficult given the large decrease in and change in composition of net revenue between the periods. Net revenue from our IPA operations were 97% and 90% of our total net revenue for the third quarter and first nine months of 2001, respectively, compared to 43% and 32% for the third quarter and first nine months of 2000, respectively. As such, cost of provider services as a percentage of net revenue significantly increased during the third quarter and first nine months of 2001 compared to the same periods in 2000 because cost of provider services relates primarily to our IPA operations. Conversely, salaries, wages and benefits decreased as a percentage of net revenues because our multi-specialty clinic operations, which required more personnel to operate, comprised only 3% of our total net revenue for the first nine months of 2001 compared to 51% and 62% of our total net revenue for the third quarter and first nine months in 2000, respectively. Other operating expenses decreased as a percentage of net revenue for the third quarter of 2001 compared to the third quarter of 2000 because of a $8.5 million expense recorded on the discount of a certain notes receivable in the third quarter of 2000.

         On behalf of certain of our affiliated IPAs, we have underwritten letters of credit to managed care payors to ensure payment of health care costs for which the affiliated IPAs have responsibility. As of September 30, 2001, a letter of credit for $0.4 million was outstanding under the Credit Facility for the benefit of one managed care payor. To date in 2001, draws on such letters of credit totaled approximately $1.0 million which have not been reimbursed by the IPAs.

         The asset revaluation recovery for the quarter ending September 30, 2001 totaled approximately $0.7 million. See discussion of these recoveries in "Asset Revaluation and Restructuring" below.

         We will incur no federal income tax expense and make no federal income tax payments during the foreseeable future as a result of available net operating loss carryforwards.

ASSET REVALUATION AND RESTRUCTURING

General

         In the third quarter of 2001, we recorded an asset revaluation recovery of approximately $0.7 million of certain asset revaluation charges recorded previously.

         In the second quarter of 2001, we recorded a net asset revaluation charge of approximately $0.5 million. This charge was comprised of a $2.0 million asset revaluation charge less recovery of $1.5 million related to certain asset revaluation charges recorded previously.

         In the first quarter of 2001, we recorded a net asset revaluation and restructuring recovery of approximately $1.0 million. This net recovery included a net pre-tax asset revaluation charge of approximately $0.3 million, which was comprised of a $3.6 million asset revaluation charge less recovery of $3.3 million of certain asset impairment charges recorded in prior years. The net recovery also included a net restructuring reserve recovery of approximately $1.3 million, which was comprised of a $0.5 million restructuring charge less recovery of $1.8 million of restructuring reserves recorded in prior years which will not be utilized.

Assets Held for Sale

         At September 30, 2001, we had no material assets classified as held for sale. In the third quarter 2001, we completed the disposition of the assets of our Denver operations and received proceeds totaling $55,000 in cash, in addition to certain liabilities assumed by the purchasers, which approximated the net carrying value of these assets. In the second quarter of 2001, we completed the disposition of the assets of our last two owned clinics and our CareWise operations and received consideration consisting of $10.4 million in cash and $1.8 million in notes receivable, in addition to certain liabilities assumed by the purchasers.

         We completed the disposition of the assets of four clinics, certain real estate holdings and other assets during the first quarter of 2001 and received consideration consisting of $54.7 million in cash and $12.0 million in notes receivable, in addition to certain liabilities assumed by the purchasers.

Restructuring Charges

         We did not adopt or implement any restructuring plans in the second or third quarters of 2001. In the first quarter of 2001, we adopted and implemented restructuring plans and recorded a net pre-tax restructuring reserve recovery of approximately $1.3 million. This recovery was comprised of a $500,000 restructuring charge related to the disaffiliation with one of our multi specialty groups and the recovery of approximately $1.8 million related to restructuring charges recorded in prior years which will not be utilized.

         During the third quarter and first nine months of 2001, we paid approximately $0.2 million and $0.6 million in facility and lease termination costs, respectively, $8,000 and $2.1 million in severance costs, respectively, and $0.3 million and $1.8 million in other exit costs, respectively, related to 2000, 1999 and 1998 restructuring charges. At September 30, 2001, accrued restructuring reserves totaled approximately $21.0 million, which included $18.2 million in facility and lease termination costs, $0.6 million in severance costs and $2.2 million in other exit costs. We estimate that approximately $7.6 million of the remaining liabilities at September 30, 2001 are due and payable during the next 12 months. The remaining $13.4 million primarily relates to long term lease commitments.

LIQUIDITY AND CAPITAL RESOURCES

General

In 2000, as a result of the outcome of discussions with our affiliated clinics, we determined to sell the remaining assets of our medical clinic business and to apply the proceeds to the amounts outstanding under the Citicorp Credit Facility. In April 2001, we completed the disposition of all remaining owned clinics. The proceeds were used to pay down outstanding borrowings under the Citicorp Credit Facility and to cash collateralize certain letters of credit issued under the Citicorp Credit Facility. We failed to meet the February and August 2001 interest payment obligations under the Notes totaling approximately $8.8 million. The default under the Notes created a default under the Citicorp Credit Facility, which default was waived by the senior lenders. The Company has no funds available under its Citicorp Credit Facility which terminates December 31, 2001. In October 2001, we entered into a one-year credit agreement with AmSouth Bank which provides for the issuance of letters of credit up to an aggregate of $2.65 million to replace those outstanding under the Citicorp Credit Facility. Letters of credit aggregating $1.0 million are outstanding under the AmSouth credit agreement and are collateralized with cash as will be the case with any additional such letters of credit.

         If the Notes were to be accelerated, a default would occur under the Warburg Notes. We have also defaulted on obligations related to several equipment and facility leases. We obtained limited forbearance agreements respecting the interest payments on the Notes through November 30, 2001, subject to automatic ten business day extensions until December 31, 2001, from bondholders representing approximately 50.4% of the Notes in the aggregate, and a waiver and forbearance agreement from Warburg, Pincus through November 30, 2001 with automatic ten business day extensions until December 31, 2001. We have engaged Jefferies & Company, Inc. and Skadden, Arps, Slate, Meagher & Flom LLP to assist us in restructuring our balance sheet. We are in negotiations with an informal committee of holders of the Notes and Warburg, Pincus regarding the terms of a financial restructuring plan. We anticipate that in connection with our proposed financial restructuring, we will seek protection from our creditors, and in any event, anticipate that all of our outstanding common stock will be cancelled for no consideration or otherwise cease to have value.

         At September 30, 2001, current liabilities exceeded our current assets by $332.9 million, compared to $305.8 million at December 31, 2000. At September 30, 2001, we had $44.4 million in cash and cash equivalents, of which $14.8 million was available for general corporate purposes, compared to $0.9 million and $0.3 million, respectively, at December 31, 2000. The significant change in the cash balance is a result of PrimeCare being held for sale at December 31, 2000, with all of its cash and restricted cash recorded as assets held for sale on the accompanying consolidated balance sheet and PrimeCare not being held for sale at September 30, 2001. Restricted cash and cash equivalents include amounts held by IPA partnerships, the use of which is restricted to operations of the IPA partnerships or to meet other contractual requirements and $2.7 million of cash collateralizing letters of credit.

         Operating activities used $2.6 million and $3.7 million of cash in the third quarter and first nine months of 2001, respectively, compared to generating $3.4 million and $13.4 million of cash in the third quarter and first nine months of 2000. Cash flows from operations of clinics that were disposed of or closed at September 30, 2001 resulted in a decrease of $1.1 million and $34.3 million for the third quarter and first nine months of 2001, respectively, compared to the same periods in 2000. Our IPA management division experienced losses in certain markets in 2000. We ceased operations in eleven IPA markets in 2000, including the Houston and Dallas managed IPA markets in the fourth quarter of 2000. Cash flows related to our IPA operations decreased $4.7 in the third quarter of 2001 compared to the third quarter of 2000 due to decreased cash flow from our PrimeCare operations of which $2.0 million of this decrease was a result of the payment of the Benz litigation settlement (see Part II, Item 1, Legal Proceedings). Cash flows related to our IPA operations increased $21.7 million in the first nine months of 2001 compared to the first nine months of 2000 primarily as a result of the disposition or closing of the aforementioned underperforming markets.

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

         Capital expenditures during the third quarter and first nine months of 2001 totaled $97,000 and $251,000, respectively. We expect to make less than $0.5 million in capital expenditures in 2001, which we anticipate will be funded primarily from cash reserves.

         During 2000, we resolved the outstanding Internal Revenue Service ("IRS") examination for the years 1996 through 1998. The IRS examinations resulted in an adjustment to the 1998 loss carryback and, accordingly, we repaid approximately $1.2 million plus interest as a result of revisions in the alternative minimum tax calculation. The tax years 1988 through 1998 have been closed with respect to all issues without a material financial impact. Additionally, two subsidiaries are currently under examination for the 1995 and 1996 tax years. We acquired the stock of these subsidiaries during 1996. For the years under audit, and potentially, for subsequent years, any such adjustments could result in material cash payments by the Company. We cannot determine at this time the resolution of these matters, however, we do not believe the resolution of these matters will have a material adverse effect on our financial condition, although there can be no assurance as to the outcome of these matters. As of December 31, 2000, we had approximately $557.8 million in net operating loss carryforwards; accordingly, we do not expect to pay current federal income taxes for the foreseeable future.

Capital Resources

         We have $196.5 million in principal amount outstanding under the Notes which mature in 2003. Our failure to make the February 15, 2001 interest payment on the Notes resulted in an Event of Default under the terms of the related indenture on March 17, 2001. We also failed to make the August 15, 2001 interest payment on the Notes. We entered into limited forbearance agreements relating to the interest payments with noteholders representing 50.4% of the aggregate principal amount of the Notes. Pursuant to the forbearance agreements, the holders have agreed not to take action under the Notes through November 30, 2001, subject to automatic ten business day extensions until December 31, 2001. If the principal due under the Notes were to be accelerated, an event of default would occur under the Warburg Notes. We also obtained a waiver and forbearance agreement through November 30, 2001 subject to automatic ten business day extensions until December 31, 2001, from Warburg, Pincus relating to the possible default under the Warburg Notes.

         We are in negotiations with an informal committee of holders of the Notes and Warburg, Pincus regarding the terms of a financial restructuring plan. We anticipate that in connection with the proposed financial restructuring, we will seek protection from our creditors, and, in any event, anticipate that all of our outstanding common stock will be cancelled for no consideration or otherwise cease to have value.

         Our Citicorp Credit Facility and synthetic lease facility were modified several times in 2000. The Citicorp Credit Facility, as amended August 25, 2000, provided for the conversion of outstanding balances under the previous revolving credit and synthetic lease facilities and outstanding letters of credit to a term loan ("Term Loan") and a $25 million revolving loan ("Revolving Loan"). Amounts were available under this Revolving Loan only to the extent repayments were made from our excess cash flows. The restated Citicorp Credit Facility also included a senior secured revolving loan of up to $10 million ("New Revolving Loan"). Under the terms of this amended Citicorp Credit Facility, net cash proceeds from asset sales were required to be prepaid against outstanding borrowings under the Term Loan, the Revolving Loan and the New Revolving Loan and then to cash collateralize outstanding letters of credit. Pursuant to the March 30, 2001 amendment, irrespective of asset sales, the aggregate uncollateralized letters of credit were required to be reduced on an established timetable until maturity on December 31, 2001. During the first quarter of 2001, all borrowings under the Citicorp Credit Facility were repaid and during the second quarter of 2001, all outstanding letters of credit were fully collateralized with cash held by the agent bank. No additional borrowings are available under the Citicorp Credit Facility.

         Letters of credit issued under the Citicorp Credit Facility totaling $1.7 million are fully secured by cash in addition to the capital stock the Company holds in certain of its subsidiaries (as defined in the Citicorp Credit Facility) and the personal property held by the Company and its subsidiaries. The Credit Facility terminates December 31, 2001. The Company does not anticipate having any additional access to capital in the near future. In October 2001, we entered into a one-year credit agreement with AmSouth Bank which provides for the issuance of letters of credit up to an aggregate of $2.65 million to replace those outstanding under the Citicorp Credit Facility. Letters of credit aggregating $1.0 million are outstanding under the AmSouth credit agreement and are collateralized with cash as will any additional such letters of credit.

Summary

         The completed asset sales will substantially reduce our revenue and earnings in the future. The outcome of certain legal proceedings described in
Part II, Item 1 hereof may have a negative impact on our liquidity and capital reserves.

         At September 30, 2001, we had cash and cash equivalents of approximately $44.4 million, of which $14.8 million was available for general corporate purposes, and currently have no availability under the Credit Facility. We defaulted on our obligation to make interest payments due February 15, 2001 and August 15, 2001 totaling approximately $8.8 million on the Notes. If the Notes were to be accelerated, a default would occur under the Warburg Notes. We have also defaulted on obligations related to several equipment and facility leases. We obtained limited forbearance agreements respecting the interest payments Notes through November 30, 2001, subject to automatic ten business day extensions until December 31, 2001, from bondholders representing a majority of the Notes in the aggregate and Warburg, Pincus. Failure of the bondholders or Warburg, Pincus to continue the forbearance agreements could have a material adverse effect on our operations. At present, we could not satisfy any acceleration demand by the noteholders or Warburg, Pincus.

         In their report on the audit of our consolidated financial statements for the fiscal year ended December 31, 2000, our auditors stated that our recurring losses from operations, net capital deficiency and net working capital deficit raise substantial doubts about our ability to continue as a going concern. We have engaged Jefferies & Co., Inc. and Skadden, Arps, Slate, Meagher & Flom LLP to assist us in restructuring our balance sheet. The Company is in negotiations with an informal committee of holders of the Notes and Warburg, Pincus regarding the terms of a financial restructuring plan. We anticipate that in connection with the proposed financial restructuring, we will seek protection from our creditors, and, in any event, anticipate that all of our outstanding common stock will be cancelled for no consideration or otherwise cease to have value. In the event that, as expected, we seek protection from our creditors, we believe that our continuing IPA businesses, which are adequately capitalized and cash flow positive, will remain outside of any protective actions. Our objective over the past several months has been to ensure that the continuing IPA businesses are positioned within their markets to remain financially viable and independent from the financial difficulty of the parent company, PhyCor.


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

         Any of our forward-looking statements in this report and in any other public statements we make may turn out to be incorrect. These statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Such risks and uncertainties include our ability to operate as a going concern, to reach agreement with the holders of the Notes and Warburg, Pincus regarding the terms of a financial restructuring plan, the ability of the IPA businesses to remain outside of any protective actions, the adequacy of our capital resources, the impact on the value of the Company's common stock as a result of any restructuring, the impact on earnings and the possibility of additional charges to earnings resulting from terminating or restructuring our relationships with our IPAs and their payors and our ability to operate IPAs and other physician organizations profitably. Changes in contractual relationships, competition in the health care industry, regulatory developments and changes, the nature of capitated fee arrangements and other methods of payment for medical services, the risk of professional liability claims, and the outcome of pending litigation will also be important in determining future results. Consequently, actual future results may vary materially from the forward-looking statements made in this document. For a more detailed discussion of the factors that could affect the results of operations and financial condition of the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors."

         We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q, 8-K and 10-K reports to the SEC.


ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


         During the third quarter and first nine months ended September 30, 2001, there were no material changes to the Company's quantitative and qualitative disclosures about the market risks associated with financial instruments as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

         On April 18, 2000, a jury in the case of United States of America ex rel. William R. Benz v. PrimeCare International, Inc. ("PrimeCare") and Prem Reddy, in the United States District Court, Central District of California, returned a verdict in favor of the plaintiff as follows:
         $0.5 million against PrimeCare on plaintiff's breach of contract claims; $0.9 million in compensatory damages and $3 million in punitive damages jointly and severally against PrimeCare and Prem Reddy on plaintiff's claims for wrongful termination and intentional infliction of emotional distress; and $0.2 million against PrimeCare on plaintiff's claim for violations of state labor codes. The jury returned a verdict in defendants' favor on plaintiff's claim for retaliatory termination under the False Claims Act. The jury was unable to reach a verdict on plaintiff's Medicare fraud claims. The court entered a final judgment on July 13, 2000. Effective May 3, 2001, the Company entered into a settlement agreement with Mr. Benz which subsequently received court approval. In exchange for PrimeCare paying Mr. Benz $2.7 million (of which $0.7 million was paid during the second quarter of 2001 and the remainder was paid during July 2001), all claims were dropped by Mr. Benz against the Company and its affiliates. The judgment of $4.6 million was recorded as other operating expenses in the second quarter of 2000. Mr. Benz has not settled with Dr. Reddy, and Dr. Reddy continues to maintain the Company has an indemnification obligation to him. The Company denies Dr. Reddy's claim.

         On August 31, 1999, two relators brought an action in the United States District Court for the District of Hawaii under the False Claims Act and for employment related claims against Straub Clinic and Hospital, Inc. ("Straub"), PhyCor of Hawaii, Inc., and the Company. This matter had been under seal until September 2000. On September 20, 2000, the United States government elected to decline to intervene in the matter. The Company sold PhyCor of Hawaii, Inc. to Straub in November 2000. On February 21, 2001, plaintiffs filed a Second Amended Complaint, and Straub is defending the claims against PhyCor of Hawaii, Inc. PhyCor, Inc. lost its motion to dismiss and is defending the litigation against it. Trial is set for June 12, 2002.

         As a result of the Company's determination to exit its IPA market in Houston, Texas, a number of providers in the market have brought actions naming several parties, including the Company and an IPA-management subsidiary of the Company, alleging breach of contract, breach of fiduciary duty, and fraud, among other matters. Several million dollars have been claimed in these cases. The Company believes the plaintiffs have sued the wrong party and that the claims are generally excessive. In addition, as a result of the Company's financial condition, the Company and its subsidiaries have been unable to meet certain contractual obligations including, but not limited to, certain ongoing lease obligations and severance obligations to former employees. There can be no assurance that the Company or its subsidiaries will meet existing or additional contractual obligations in the future. Several parties have sent letters to the Company and its subsidiaries alleging breach of contract and threatening to bring claims, and several suits have been brought. There can be no assurance that additional actions will not be brought against the Company and its subsidiaries as a result of the Company's actions. There can be no assurance that if these matters are determined adversely to the Company that such determinations would not have a material adverse effect on the Company.

         PrimeCare, its affiliated IPAs and its employed physicians are parties to several medical malpractice cases which the Company believes will be adjudicated within applicable insurance coverage limits. In addition, the PrimeCare subsidiary which holds a limited Knox-Keane license has been named in certain managed care liability cases which are not expected to exceed insurance limits. Various PrimeCare entities have been sued on business claims such as breach of contract, misrepresentation, fraud and deceit. The plaintiffs in these suits are seeking millions of dollars in damages, and the Company is vigorously defending these suits. While there can be no assurance that the Company will be successful in such litigation, the Company does not believe any such litigation will result in damage awards at the levels the plaintiffs have demanded, nor that such litigation will have a material adverse effect on the Company. Finally, PrimeCare and the Company have been named in litigation involving PrimeCare operations in the State of Oklahoma that were not transferred to the Company when the Company acquired PrimeCare. Plaintiffs are alleging that a former PrimeCare subsidiary (which the Company did not buy) is guilty of breach of contract, conversion and fraud, and plaintiff is seeking damages in excess of $2.0 million in damages plus punitive damages. Since filing the litigation, plaintiff has filed for bankruptcy. While the Company did not own PrimeCare at the time of the alleged incidents, PrimeCare and the Company may have liability for the actions of this entity and do not have indemnity rights as to Dr. Reddy, the former owner (who is also a codefendant in this matter). It is not possible to determine the amount of exposure of the Company and its subsidiaries in this case, but judgment against the Company or PrimeCare could have a material adverse effect on the Company.

         The Company has recently learned that in litigation filed in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, in which landlords, Busch Drive Ltd. and Lime Street Ltd., of the Company's formerly affiliated physician group, First Coast Medical Group, P.A., claimed the Company guaranteed the lease obligations of the physician group, the judge has indicated she will rule in favor of the landlord and that the amount of damages awarded could be as much as $2,500,000. The Company disagrees with this decision and intends to pursue its legal alternatives.

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


ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              As stated previously in this report, as a result of our failure to pay the interest payments, totaling approximately $8.8 million, due February 15, 2001 and August 15, 2001, on the 4.5% convertible subordinated notes ("Notes"), we are in default under the Notes. The principal amount outstanding under the Notes, which mature in 2003, is $196.5 million. The Company entered into limited forbearance agreements related to the interest payments with noteholders representing a majority of the aggregate principal amount of the Notes and Warburg, Pincus. Pursuant to the forbearance agreements, the holders agreed not to take action under the Notes through November 30, 2001, subject to automatic ten business day extensions until December 31, 2001. Also Warburg, Pincus entered into a waiver and forbearance through November 30, 2001 subject to automatic ten business day extensions until December 31, 2001 relating to the possible default under the Warburg Notes.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:


EXHIBIT
NUMBER                DESCRIPTION OF EXHIBITS
------                -----------------------

3.1           --     Amended Bylaws of the Company (1)

3.2           --     Restated Charter of the Company (1)

3.3           --     Amendment to Restated Charter of the Company (2)

3.4           --     Amendment to Restated Charter of the Company (3)

4.1           --     Form of 4.5% Convertible Subordinated Debenture due 2003
                     (4)

4.2           --     Form of Indenture by and between the Company and First
                     American National Bank, N.A. (4)

10.1          --     Credit and Security Agreement between PhyCor, Inc. and
                     AmSouth Bank (5)

10.2          --     Form of IPA Commercial Risk Services Agreement between
                     Pacificare of California and a Company Subsidiary (5)

10.3          --     Form of IPA Medicare Partial Risk Services Agreement
                     between Pacificare of California and a Company
                     Subsidiary (5)



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

(2) Incorporated by referenced to exhibits filed with the Company's Registration Statement on Form S-3, Commission No. 33-93018.

(3) Incorporated by referenced to exhibits filed with the Company's Registration Statement on Form S-3, Commission No. 33-98528.

(4) Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-3, Registration No. 333-328.

(5)      Filed herewith.

         (B)      REPORTS ON FORM 8-K


No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PHYCOR, INC.

                                   By:   /s/ Tarpley B. Jones
                                      ------------------------------------------
                                   Tarpley B. Jones
                                   Executive Vice President and Chief Financial
                                   Officer

Date: November 14, 2001

                                 EXHIBIT INDEX


EXHIBIT
NUMBER               DESCRIPTION OF EXHIBITS
------               -----------------------

3.1           --     Amended Bylaws of the Company (1)

3.2           --     Restated Charter of the Company (1)

3.3           --     Amendment to Restated Charter of the Company (2)

3.4           --     Amendment to Restated Charter of the Company (3)

4.1           --     Form of 4.5% Convertible Subordinated Debenture due 2003
                     (4)

4.2           --     Form of Indenture by and between the Company and First
                     American National Bank, N.A. (4)

10.1          --     Credit and Security Agreement between PhyCor, Inc. and
                     AmSouth Bank (5)

10.2          --     Form of IPA Commercial Risk Services Agreement between
                     Pacificare of California and a Company Subsidiary (5)

10.3          --     Form of IPA Medicare Partial Risk Services Agreement
                     between Pacificare of California and a Company
                     Subsidiary (5)



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

(5)      Filed herewith.