Form 10-K
period 2001-12-31
PHYCOR INC /TN/
filed 2002-04-12
CIK 881400

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001, OR

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

                                (TITLE OF CLASS)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the shares of common stock (based upon the closing sales price of these shares as reported on the Over-the-Counter Bulletin Board on April 10, 2002) of the registrant held by non-affiliates on April 10, 2002, was approximately $364,000.

         As of April 10, 2002, 73,234,105 shares of the registrant's common stock were outstanding.

                           FORWARD-LOOKING STATEMENTS

         The disclosure and analysis in this report and other information that is provided by PhyCor, Inc. ("PhyCor," the "Company," "we," "our," or "us") contain some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. These statements do not relate solely to historical or current facts and can be identified by the use of words such as "may," "believe," "will," "expect," "project," "estimate," "anticipate," "plan," "should" or "continue." From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.

         Any of our forward-looking statements in this report and in any other public statements we make may turn out to be incorrect. These statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in this report will be important in determining future results, including the following:

         - uncertainties related to our voluntary petition under Chapter 11 of the Bankruptcy Code including, but not limited to, (i) our ability to consummate the plan of reorganization as amended on substantially the terms proposed, (ii) actions which may be taken by creditors and the outcome of various administrative matters in the Chapter 11 proceeding and (iii) the possibility of delays in the effective date of the proposed plan of reorganization;

         - our inability to access capital markets given our current financial condition;

         - the amount of time and effort that our senior management must devote to the Chapter 11 case and other matters relating to our financial condition, thereby reducing time spent directly on the operations of our businesses;

         - the possibility that we may be unable to retain top management and other key personnel;

         - competition and general economic, demographic and business conditions, both nationally and in the regions in which we operate;

         - existing government regulations and changes in legislative proposals for healthcare reform, including changes in Medicare and Medicaid reimbursement levels;

         - our ability to operate independent practice associations and other physician organizations profitably;

         - the ability of the independent practice associations to negotiate acceptable contracts with payors and the possibility of decreases in federal reimbursement;

         -      changes in contractual relationships;

         - the nature of capitated fee arrangements and other methods of payment for medical services;

         -      the risk of professional liability claims; and

         -      the outcome of pending litigation.

Actual future results may vary materially from those reflected in the forward-looking statements. For a more detailed discussion of the factors that could affect our results of operations and financial condition, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors."

         We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our future 10-Q, 8-K, and 10-K reports to the SEC.

                                     PART I

ITEM 1.    BUSINESS

         Overview

         We are a Tennessee corporation which was incorporated in 1988. We are a medical network management company that develops and manages independent practice associations ("IPAs"), manages physician hospital organizations ("PHOs"), provides contract management services to physician networks owned by health systems, and provides management and consulting services to independent medical organizations.

         North American Medical Management, Inc. ("NAMM"), one of our wholly-owned subsidiaries, through its subsidiaries, manages IPAs in northern and southern California, Kansas, and Tennessee and manages eight PHOs in Illinois. NAMM's California subsidiary, North American Medical Management California, Inc. ("NAMM California"), manages our IPAs in California, and its affiliate, PrimeCare Medical Network, Inc. ("PMNI"), owns certain of these IPAs. PMNI holds a limited Knox-Keene license in California. This license allows PMNI to contract with payors to assume risk under certain managed care contracts and then delegate risk to certain of our IPAs. Through NAMM California, effective March 1, 2002, we acquired management contracts of seven additional IPAs from Medical Pathways, Inc. ("Medical Pathways"). Finally, through our PhySys division, we provide management and support services to two of our formerly affiliated multi-specialty clinics and to the physician networks of two health systems. In addition, PhySys offers consulting services to independent medical organizations through limited engagements.

FILINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

         On January 31, 2002 (the "Petition Date"), we and 47 of our subsidiaries (collectively, the filing entities are referred to as the "Debtors") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Filings") with the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") (Case No. 02-40278 (PCB)). On the Petition Date, we also filed a joint plan of reorganization (as and to the extent subsequently amended, the "Plan"), which sets forth the manner in which claims against, and interests in, us will be treated following our emergence from bankruptcy, as well as a disclosure statement. The disclosure statement has not yet been approved by the Bankruptcy Court. Our IPA management operating subsidiaries are not part of the Bankruptcy Filings and have continued paying, in the ordinary and normal course of business, all wages, benefits and other employee obligations as well as all outstanding and ongoing accounts payable to their vendors.

         We elected to seek Chapter 11 protection to attempt to realign our capital structure and to preserve the value of our remaining businesses for our creditors. We negotiated the Plan with an informal committee of holders of our 4.5% convertible subordinated debentures (the "Notes") and Warburg, Pincus Equity Partners, L.P. ("Warburg, Pincus"), which through its affiliates holds all of our zero coupon convertible subordinated notes ("Zero Coupon Notes"). These creditors collectively hold approximately two-thirds of our outstanding indebtedness. The Plan is subject to a number of conditions, including approval by certain of our creditors and confirmation by the Bankruptcy Court. Creditors who do not vote in favor of the Plan may challenge its confirmation. Resolution of any such challenges could result in delays and increased expenses as well as failure of the Plan.

         If the Plan is confirmed, our general unsecured creditors, including the holders of the Notes ("Bondholders") and Warburg, Pincus, will receive shares of the reorganized company's common stock or, in certain instances, cash in an amount equal to approximately 11.9% of their claims in full satisfaction of their claims. Under the terms of the Plan, our outstanding and authorized common stock, options, warrants and rights to purchase preferred stock will be cancelled and holders of these securities will not receive any consideration, either in cash or in newly issued stock. We currently have outstanding approximately 73,000,000 shares of common stock and options and warrants to purchase approximately 2,506,000 and 348,000 shares of common stock, respectively, all of which will be cancelled for no consideration. Finally, under the terms of the Plan, we anticipate that there will be fewer than 300 shareholders of record upon consummation. If that is the case, the securities of the reorganized company will not be publicly traded and the reorganized company will be a privately-held company not subject to the reporting obligations of the Securities and Exchange Commission (the "SEC").

INDEPENDENT PRACTICE ASSOCIATIONS

         IPAs And PHOs

         Through our IPAs and PHOs, we currently provide healthcare-related services to approximately 810,000 commercial equivalent members ("CEMs") in four states. Approximately 237,000 of these CEMs are enrolled in Medicare+ Choice Plans offered by payors to individuals who qualify for Medicare benefits. The payor contracts entered into on behalf of our IPAs are based on capitated fee arrangements. Under capitation arrangements, healthcare providers bear the risk, subject to certain loss limits, that the aggregate costs of providing medical services to members will exceed the payments received. Currently, we operate 23 IPAs through our subsidiaries in California. Our California operations include 654,000 CEMs and constitute over 90% of our ongoing revenue. Our next largest market is Chicago, Illinois where we provide services to 128,000 CEMs and these operations constitute 3% of our revenue. In 2001, revenue from IPA and PHO operations constituted approximately 92% of our total revenue. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations." We anticipate that revenue from IPA and PHO operations will continue to constitute such a high percentage of our revenue in the future.

         NAMM. Through its subsidiaries, NAMM manages 23 IPAs in California, one IPA in Kansas, and two IPAs in Tennessee and manages eight PHOs in Illinois. Seven of the IPA contracts in California were acquired, effective March 1, 2002, from Medical Pathways. The Medical Pathways acquisition expanded our service area into Los Angeles, Orange and San Luis Obispo counties. Eight of the California IPAs are owned by PMNI and a few are owned by a physician who also serves as medical director of our California operations. These IPAs contract with PMNI to have access to payor contracts. In addition, the management agreements for the IPAs which contract with PMNI provide for NAMM California to receive a percentage of revenue that is no less than NAMM's cost to manage plus the surplus remaining after distributions to physicians. The management agreements for the PHOs and IPAs which do not contract with PMNI provide for the NAMM subsidiary to receive fees based upon either a percentage of revenue collected by the IPAs or a per member per month payment, plus a share of surplus, if any, of capitated revenue of the IPAs or PHOs in excess of any healthcare claims expense. These IPAs contract directly with payors, and these contracts typically provide that the payor may terminate the agreement without cause on 120 days notice. The loss by an IPA or PHO of any significant payor contract would have a material adverse effect on the revenue and financial condition of the NAMM managing entity and potentially on our ongoing operations as a whole.

         The IPA management agreements are typically short-term agreements with automatic renewal provisions for additional periods. The California IPAs that contract with PMNI have management agreements with NAMM California for ten year terms which commenced January 2002, and are renewable for additional five year terms. The remaining California IPAs generally have management agreements with a NAMM subsidiary with terms ranging from one year to three years. The initial terms of all of the Illinois management agreements have been completed and all but one of these agreements automatically renew indefinitely for one-year terms; the other agreement renews for a single two-year term, with subsequent indefinite one-year renewals. Six of the eight Illinois management agreements can be terminated without cause upon 90 days notice, and with cause on 30 days notice. The other two agreements can be terminated without cause by the applicable IPA upon three months notice and by NAMM on six months notice, and they can be terminated with cause by either party upon 60 days notice. The management agreement in Kansas City terminates in 2009 although it renews indefinitely for five-year terms unless either party gives six months notice of its intention not to renew the agreement. The Kansas City agreement can only be terminated for cause upon 60 days notice after the passage of a 90-day cure period. We manage two IPAs in Tennessee in partnership with a local hospital. The initial term of each Tennessee agreement has been completed. The agreements have automatically renewed for additional five-year terms and will do so indefinitely unless terminated by either party. Both Tennessee agreements can be terminated without cause upon 180 days notice and with cause upon 30 days notice.

         The following table sets forth the membership enrolled in the IPAs and PHOs managed or operated by us in our four markets as of March 1, 2002:

                 MARKET                   NUMBER OF IPAS/PHOS              CEMS
                 ------                   -------------------              ----
              California(1)                       23                     654,000
              Illinois                             8                     128,000
              Tennessee                            2                      19,000
              Kansas                               1                       9,000

------------------------
(1) These numbers reflect the Medical Pathways transaction that was completed in March, 2002 and included the acquisition of contracts with seven IPAs and approximately 230,000 CEMs.

         Our affiliated IPAs derived approximately 41% of their 2001 net revenue from payments for services provided to approximately 188,000 CEMs that qualified for Medicare benefits in 2001. In the past two years, many payors have discontinued enrollment in Medicare+ Choice Plans or abandoned markets altogether because the rate increases provided to the payors by the federal government have not kept pace with inflation and the rising utilization of healthcare services. Although this trend has not yet affected our operations in California, our Chicago market has lost approximately 15,000 senior CEMs to date in 2002. Our dependence on the viability of Medicare+ Choice products offered by payors is a key factor in the assessment of our business strength and is central to our development of a long-term business strategy.

         PMNI. In connection with certain of our California operations, PMNI contracts with payors primarily on a capitated basis (i.e., fixed payment per payor plan member per month). Payors delegate to PMNI the administrative and financial responsibility for credentialing, medical management, capitation management, and claims adjudication and payment. PMNI contracts with our owned IPAs to perform physician services. Contractually, PMNI is at risk if the cost of physician professional services exceeds the capitated payments received from payors. Through its contracts with various hospitals, PMNI also assumes some risk for the institutional (hospital) costs.

         Although PMNI contracts with several payors, its contracts with Pacificare of California represented approximately 24% of our total revenue in 2001. PMNI's payor contracts are renewed annually on a calendar basis, and the payor contracts for 2002 were renewed. Loss of any significant payor contract, however, would have a material adverse effect on our operations.

         PMNI is subject to a significant level of state oversight, including a requirement to maintain a defined level of tangible net equity by the California Department of Managed Healthcare (the "DMHC"), because it holds a limited Knox-Keene license in California. A Knox-Keene license is a license issued by the State of California that allows an entity to assume limited risk under certain managed care contracts. The license renews annually provided PMNI complies with the renewal requirements. If PMNI lost its limited Knox-Keene license, it would no longer be able to enter these risk contracts and, accordingly, our revenue would decline materially. In addition, pursuant to the Knox-Keene requirements, PMNI, as a condition to receipt of its license, agreed not to make any distributions of cash to us if any such distribution would cause PMNI to fail to be in compliance with the Knox-Keene requirements. In addition, during the third quarter of 2000, PMNI reached an agreement with the DMHC regarding the funding of certain cash reserve requirements for claims payment. PMNI was in compliance with such requirements as of February 28, 2002. As of that date, PMNI had restricted cash reserves of $28.2 million and outstanding healthcare claims and liabilities of $20.6 million.

         Future Prospects For IPA Business. We intend to continue to pursue the growth of NAMM and PMNI. We are seeking to contract with additional payors and to add additional physicians to our managed IPAs. PMNI currently operates primarily in the San Bernadino and Riverside counties in California. Through the Medical Pathways acquisition, we expanded NAMM California's service area into Los Angeles, Orange and San Luis Obispo counties. We believe that we will be able to add physicians and members within these counties as a result of our marketing efforts and those of payors with which we contract. We are also seeking to develop additional management relationships with IPAs to enhance both capitated and non-capitated managed care contracting systems. There is no assurance, however, that we will be successful in these efforts.

PHYSICIAN AFFILIATIONS

         Service, Management and Consulting Agreements

         Through our PhySys division, we provide support services to health systems and independent medical organizations. Our strategy is to assist these organizations to improve the operations of their physician networks by offering them a range of services to address their needs. Pursuant to these affiliations, we provide management services to physician networks for a fee, but do not acquire the assets or employ the personnel of the physician groups, except certain key employees, and do not have any ongoing obligation to provide capital to the affiliated groups. We may choose to negotiate an investment in these groups in the future, and may do so through a joint venture. To date, however, we have not invested any capital in these groups and have no commitment to do so. This modified structure enables the physician group or health system to benefit from our management expertise while retaining control of its employees and decisions regarding future capital investment.

         Rome and Suffolk Agreements. We have support services contracts with two of our formerly affiliated multi-specialty clinics: the Harbin Clinic in Rome, Georgia and the Lakeview Medical Center in Suffolk, Virginia. Our fee under each of the Rome and Suffolk agreements is a fixed monthly fee plus reimbursement of certain expenses. We do not employ the personnel at these clinics and do not own any of the assets of either clinic. Under the Rome agreement, we are obligated to provide lease financing of up to $750,000 annually through September 30, 2005 for the acquisition of equipment to be used in the group's operation. The lease rate is the prime rate, and the group has the sole discretion whether to use us as its source of capital for leased equipment. No such financing has been requested to date. The Rome agreement terminates on September 30, 2007, subject to earlier termination for various reasons. The Suffolk agreement terminates on November 30, 2005, subject to earlier termination without cause upon 90 days notice and payment of a termination fee. Under the Suffolk agreement, the physician group may offset, against any obligation it has to us, amounts that we owe to the physician group under a promissory note, dated January 1, 1998, in the principal amount of $173,783. We assigned the obligations under this note to our wholly-owned subsidiary, SynerPhy of Suffolk, Inc. Our subsidiary which contracts with the Harbin Clinic is part of the bankruptcy proceeding, however, our Suffolk subsidiary is not. We do not anticipate that the Bankruptcy Filings will negatively impact these relationships.

         Rockford Health Agreement. Through PhySys, we also provide management services to the physician networks of certain health systems. Currently, this division provides management and support services to a 110-physician group affiliated with the Rockford Health System, a healthcare delivery system serving northern Illinois and southern Wisconsin. Under the agreement, we receive a fixed annual fee, payable monthly, and reimbursement of various expenses. We are obligated to provide Rockford with an executive director, a controller, and an analyst to perform the required management and support services. The Rockford agreement terminates on December 31, 2002, and we will receive a termination fee at such time.

         Mercy Health Agreement. PhySys also provides services to MedClinic of Sacramento, a 120-member physician group affiliated with the Mercy Health System in Sacramento, California. We are obligated to provide an executive director and a controller to perform services for Mercy Health. The term of the Mercy Health agreement is three years, subject to earlier termination by either party in certain circumstances, including termination prior to June 30, 2002 for any reason.

         Future Plans For Service Arrangements. We are pursuing additional management services relationships with other health systems and physician groups, but there can be no assurance that we will enter into arrangements similar to those with Rockford and Mercy Health in the future or that any such arrangements will be successful. Finally, through PhySys, we offer consulting services to independent medical organizations through limited engagements.

SALE AND LIQUIDATION OF CERTAIN ASSETS

         Historically, we managed multi-specialty clinics pursuant to service agreements. In 2000, as a result of the outcome of discussions with our affiliated clinics, we determined to sell the assets of our medical clinic business. In April 2001, we completed the disposition of all of the assets of our affiliated multi-specialty clinics. Revenue from multi-specialty clinic operations constituted approximately 3% of our total revenue for 2001. We do not anticipate acquiring the assets of any physician clinics in the future. We sold our healthcare decision-support services subsidiary, CareWise, Inc. ("CareWise"), on May 25, 2001. In the second quarter of 2001, we completed the liquidation of Advantage Care, Inc., our Kentucky Health Maintenance Organization ("HMO") operation, and we no longer operate any HMOs. We completed the sale of our one remaining hospital effective January 1, 2001. We do not anticipate pursuing any of these business lines in the future.

REGULATION

         General

         The healthcare industry is highly regulated and consistently subject to significant change. In connection with their entry into new business lines, new markets, and managed care arrangements, our managed IPAs, and the physician networks, the health systems, and the payors with whom they contract to provide services may become subject to additional regulation. In general, regulation of healthcare companies is increasing.

         PMNI holds a limited Knox-Keene license under California law that permits it to assume limited risk under certain managed care contracts. NAMM's Illinois operation holds an Illinois Third Party Administrator license to adjudicate payment of claims and to review the medical necessity of certain claims. In addition, NAMM's Kansas operations hold a Kansas Utilization Management/Utilization Review license which enables it to review the medical necessity of certain claims. These licenses are renewed on an annual basis unless revoked by the state agency. If we lost any of these licenses our revenues would be negatively affected.

         PhySys and the physician organizations and health systems to which it provides services are also subject to federal, state, and local laws dealing with issues such as fraud and abuse in Medicare and Medicaid claims, occupational safety, employment, patient confidentiality and privacy, insurance regulations, civil rights and discrimination, and medical waste and other environmental issues. At an increasing rate, federal, state, and local governments are expanding their regulatory requirements of businesses, including healthcare organizations. The imposition of these regulatory requirements may have the effect of increasing our exposure to liability and/or increasing our operating costs.

         HIPAA Privacy And Security Requirements

         There are currently numerous legislative and regulatory initiatives at the federal and state levels addressing patient privacy concerns. In particular, the Health Insurance Portability and Accountability Act of 1998 ("HIPAA") contains provisions that may require us to acquire and implement expensive new computer systems and to adopt business procedures designed to protect the privacy of patients' individual health information. On December 27, 2001, President Bush signed H.R. 33231 into law which delays the required compliance date with HIPAA's Transactions and Code Sets requirements until October 16, 2003, provided that entities submit a compliance plan to the Secretary of the Department of Health and Human Services by October 16, 2002. On December 28, 2000, the Department of Health and Human Services published health privacy regulations. Compliance with these regulations is required by April 14, 2003 for most healthcare organizations. On March 27, 2002, the Department of Health and Human Services published proposed revisions to the privacy regulations. There is a 30-day comment period during which the Department of Health and Human Services has indicated it will consider public comments before issuing the final revisions to the privacy regulations. Under the proposed revisions, compliance with the privacy regulations is still required by April 14, 2003 for most healthcare organizations.

         In their current form, the HIPAA regulations contain very broad and complex provisions which increase patient control over medical records, severely limit the ways in which patient health information can be used, and impose substantial financial penalties for violating a patient's privacy. The HIPAA regulations will significantly affect providers, payors, and all consultants or business partners of providers, including us, who have access to or transmit information about patients. The current form of the regulations requires providers, among other things, to adopt privacy policies and designate privacy officers charged with implementing the HIPAA privacy and security standards. The HIPAA privacy and security regulatory scheme is new, complex, and somewhat controversial. There is little or no available authority interpreting the statute or the regulations. We intend to comply fully with the HIPAA regulations, once implemented, although such compliance may increase operating costs and adversely affect performance standards. Our actions may be reviewed or challenged by the authorities having responsibility for

HIPAA enforcement. If we violate HIPAA, we could be subject to monetary fines and penalties, criminal sanctions, and civil causes of action. We cannot predict how further modifications to the final regulations will impact our ability to comply or the costs of compliance.

         Knox-Keene License

         PMNI holds a limited Knox-Keene license in the State of California and, as a result, is subject to significant state oversight, including tangible net equity requirements by the DMHC. During the third quarter of 2000, we reached an agreement with the DMHC regarding the funding of certain cash reserve requirements for claims payment. Our operations would be adversely affected if we failed to maintain compliance with this agreement or any other regulations applicable to Knox-Keene licenses and the California regulators took corrective action.

         Under California law, PMNI also is responsible for monitoring the financial viability of the IPAs with which it contracts. If the information submitted indicates financial deficiencies that need to be corrected, PMNI and the affected IPA are required to develop a corrective action plan and contingency plans in order to ensure the delivery of healthcare services if the corrective action fails. Our operations would be adversely affected if we failed to comply with these provisions and the DMHC took corrective action.

         Insurance Regulation

         Our managed IPAs that do not contract through PMNI and managed physician groups typically enter into contracts and joint ventures with licensed insurance companies, such as HMOs, pursuant to which these IPAs and physician groups may be paid on a capitated fee basis. Under capitation arrangements, healthcare providers bear the risk, subject to certain loss limits, that the total costs of providing medical services to members will exceed the premiums received. To the extent that the IPAs and affiliated physician groups subcontract with physicians or other providers for their services on a fee-for-service basis, the managed IPAs and affiliated physician groups may be deemed, under state law, to be in the business of insurance. If the IPAs and physician groups are deemed to be insurers, they will be subject to a variety of regulatory and licensing requirements applicable to insurance companies or HMOs, resulting in increased costs and corresponding lower revenue for us.

         Managed Care Plans - Risk Of Loss

         As indicated above, under capitation arrangements, healthcare providers receive a fixed fee per plan member per month, and providers bear the risk, generally subject to certain loss limits, that the total costs of providing medical services to the members will exceed the fixed fee. The IPA management fees are based, in part, upon a share of the portion, if any, of the fixed fee that exceeds actual costs incurred. Some agreements with payors also contain "shared risk" provisions under which, through the IPA, the IPA and its manager can share additional fees or additional costs, depending on the utilization rates of the members and the success of the IPAs. Any significant costs that exceed the fixed fee could have a material adverse effect on our operations.

         The healthcare provider's ability to manage effectively the costs and utilization of medical services determines the profitability of a capitated fee. The management fees are also based upon a percentage of revenue collected by the IPAs. Any loss of revenue by the IPAs because of the loss of affiliated physicians, the termination of third party payor contracts, or other changes in plan membership or capitated fees may reduce our revenue. Like other managed care management entities, we are often subject to liability claims arising from the incentives inherent in capitated fee arrangements and activities such as quality assurance and utilization management, which are designed to control costs through more efficient utilization of healthcare services. A successful claim on this basis against us or a physician group, health system, physician network, or IPA with whom we contract to provide services could have a material adverse effect on our operations.

         Antitrust Risks

         Federal and state antitrust laws prohibit agreements in restraint of trade, the exercise of monopoly power and other practices that are considered to be anti-competitive. We believe that we are in material compliance with federal and state antitrust laws in connection with the operation of our physician relationships and IPAs.

         State Legislation

         In addition to state insurance laws (as discussed above), all states have laws restricting the unlicensed practice of medicine, and many states also prohibit the splitting or sharing of fees between physicians and non-physician entities. Some states have interpreted management agreements with physicians as unlawful fee-splitting. We do not believe that our contractual arrangements with physician networks, hospitals, or physician groups will subject us to these types of claims. Changes in the laws may necessitate modifications in our relationships with our clients.

         Medicare Payment System

         Our affiliated IPAs derived approximately 41% of their 2001 net revenue from payments for services provided to patients enrolled in the federal Medicare program, including patients covered by risk contracts. In 2001, our managed IPAs provided medical services under risk contracts to approximately 63,000 Medicare members. Rate increases provided to the payors by the federal government have not kept pace with inflation and the rising utilization of healthcare services, as a result many payors have discontinued enrollment in Medicare+ Choice Plans and abandoned markets.

         Medicare Fraud and Abuse And Anti-Referral Provisions

         Many provisions in the Social Security Act are intended to address fraud and abuse among healthcare providers and other healthcare companies. One of the fraud and abuse provisions, the Anti-Kickback Statute, prohibits providers and others from soliciting, receiving, offering, or paying, directly or indirectly, any form of remuneration in return for the referral of, or the arranging for the referral of, Medicare and other federal or state healthcare program patients or patient care opportunities. It also prohibits payments in return for the purchase, lease, arrangement, or order of any item or service that is covered by Medicare, certain other federal healthcare programs, or a state health program.

         In July 1991, the federal government published regulations that provide exceptions, or "safe harbors," for business transactions that will be deemed not to violate the Anti-Kickback Statute. In November 1999, additional safe harbors were published for eight activities, including referrals within group practices consisting of active investors. In April 1998, the Office of the Inspector General of the Department of Health and Human Services released Advisory Opinion 98-4, which states that a percentage-based management fee paid to a medical network management company does not fit within any safe harbor. The opinion concludes that, because a percentage-based fee does not fit within a safe harbor, such a fee could implicate the Anti-Kickback Statute if any part of the management fee is intended to compensate the manager for its efforts in arranging for referrals to the managed group. The opinion acknowledges, however, that a management fee that does not fit within a safe harbor is not necessarily illegal. Both the opinion and the preamble to the government's published safe harbors state that arrangements that do not fall within safe harbors are nevertheless legal so long as there is no intent on the part of either party to pay for or accept payment for referrals.

         We believe that our operations are in material compliance with applicable Medicare fraud and abuse laws. Although we received remuneration under our management agreements for the services provided to formerly affiliated clinics and IPAs, we were not in a position to make or influence referrals of federal or state healthcare program patients or services to the physician groups or networks. Under our current agreements, we will not be in a position to make or influence referrals. Moreover, we believe that our fees represent fair value for our services. No part of the fees is intended to constitute remuneration for improper activities. Consequently, we do not believe that the service and management fees we receive from our clients could be viewed as remuneration for referring or influencing referrals of patients or services covered by federal or state healthcare programs as prohibited by the Anti-Kickback Statute.

         If any of our arrangements were found to be in violation of the Anti-Kickback Statute, the health system, the physician groups, us, and/or the individual physicians would be subject to civil and criminal penalties, including possible exclusion from participation in government healthcare. These penalties could have a materially adverse effect on our results of operations.

         Under legislation known as the Stark Law, physicians who have an ownership interest or a compensation arrangement with certain providers of "designated health services" are prohibited from referring Medicare and Medicaid patients to those providers, unless an exception exists. The "designated health services" covered by the Stark Law include physical therapy services; occupational therapy services; radiology services, including magnetic resonance imaging, computed tomography, and ultrasound; radiation therapy services; durable medical equipment; parenteral and enteral nutrients, equipment, and supplies; prosthetics, orthotics, and prosthetic devices; home health services; outpatient prescription drugs; and inpatient and outpatient hospital services. If any of the providers with whom we contract is found to be in violation of the Stark Law, such provider could be subject to significant penalties. In that event, the likelihood of our continuing the relationship with the affected provider would be remote, and termination of such a relationship would negatively affect our revenue.

         Impact Of Healthcare Regulatory Changes

         Congress and many state legislatures routinely consider proposals to control healthcare spending. Government efforts to reduce healthcare expenses through the use of managed care or the reduction of Medicare and Medicaid reimbursement may adversely affect our cost of doing business and our contractual relationships. For example, recent developments that affect our activities include (i) federal legislation requiring a health plan to continue coverage for individuals who are no longer eligible for group health benefits and prohibiting the use of "pre-existing condition" exclusions that limit the scope of coverage, (ii) a Centers for Medicare and Medicaid Services' policy prohibiting restrictions in Medicare risk payor plans on a physician's recommendation of other health plans and treatment options to patients, and
(iii) regulations imposing restrictions on physician incentive provisions in physician provider agreements. Our operating results may be adversely affected by these types of legislation, programs, and other regulatory changes.

         We believe that our operations are in material compliance with applicable law and expect to modify our agreements and/or operations to conform in all material respects to future regulatory changes. Our ability to be profitable will depend in part upon the entities we own and the IPAs and physician groups we manage (i) obtaining and maintaining all necessary licenses, certificates of need, and other approvals and (ii) operating in compliance with applicable healthcare regulations. We cannot determine what additional government regulations affecting our business, if any, may be enacted in the future or how existing or future laws and regulations might be interpreted by the relevant regulatory authorities. Our failure, or that of any managed IPAs, or any physician network or group with which we contract, to comply with applicable law could have a material adverse effect on our results of operations.

COMPETITION

         A large number of companies engage in IPA management activities in California. Kaiser Permanente has more than six million members in its various networks in California. IPAs are common in California because payors there have traditionally been willing to delegate risk and the payment of claims to third parties like IPAs. The delegated risk model is not as prevalent in Illinois, Kansas and Tennessee as it is in California. Therefore, we have fewer competitors in those markets. We are highly dependent on the continuation of the "delegated risk model" and capitation within our various markets. Many payors organize their own physician networks and do not rely on third parties to take risk or to organize physician networks on their behalf. In the event that our customers choose to implement their own physician networks or to abandon the capitated delivery model and pay medical providers primarily on a fee for service basis, we would be adversely affected.

         Our revenue is dependent upon the revenue of, and in most cases the creation of surplus in, the IPAs we manage. These organizations face competition from several sources, including other IPAs, sole practitioners, single and multi-specialty groups, and staff-model HMOs. We believe that we are able to compete successfully through superior quality service, our commitment to medical management initiatives, our ability to pay claims efficiently and effectively, our ability to contract with providers and payors, our stable physician networks including both primary care doctors and specialists, and our ability to provide capital reserves to backstop medical claims incurred. We also believe that our claims payment operations are highly efficient and provide a level of confidence to payors and physicians that medical claims are paid accurately and promptly.

         Our PhySys division faces competition from many sources. Physician consulting, and, to a lesser extent, management services, are provided by many companies, including large accounting and consulting firms that provide a broad array of healthcare services and physician consulting businesses. PhySys' competitive advantages are its employees and their experience and expertise in the management of multi-specialty medical clinics.

         Our current financial position may adversely affect our ability to compete effectively in all of our business areas. Competitors such as large hospitals, public healthcare companies, HMOs, and insurance companies may have closer relationships with potential customers and/or may have greater access to capital than we do.

INSURANCE

         We maintain managed healthcare errors and omissions insurance on a claims made basis for all of our managed care operations and officers' and directors' liability insurance. These policies expired on September 1 and September 11, 2001, respectively, but each was extended until September 1, 2002. Upon a change of control, including the change of control anticipated as a result of the approval of our Plan by the Bankruptcy Court, these policies will terminate. Insurance coverage under such policies is contingent upon a policy being in effect when a claim is made, regardless of when the events which caused the claim occurred. In addition, we maintain a separate healthcare errors and omissions insurance policy and a medical malpractice insurance policy for most of our California operations. These policies expire August 18, 2003. We also maintain property and casualty, general liability, worker's compensation and some umbrella coverage on an occurrence basis. In addition, we are named as an additional insured on medical malpractice policies of some of our formerly affiliated physician groups. In other cases, however, we have no insurance for malpractice claims brought against such physician groups. There are known claims and incidents that may result in the assertion of additional claims, as well as claims from unknown incidents that may be asserted. We are not aware of any claims against management or our formerly affiliated physician groups which might have a material adverse impact on our financial position. The cost and availability of insurance coverage has varied widely in recent years. Management believes its insurance policies are adequate in amount and coverage for its current operations. There can be no assurance, however, that the coverage is sufficient to cover all future claims or will continue to be available after the consummation of the Plan or at a reasonable cost. All claims against us or our subsidiaries which filed for bankruptcy will be barred after the effective date of the Plan (the "Effective Date").

EMPLOYEES

         As of December 31, 2001, we employed approximately 750 people, a decline of 80% from December 31, 2000, as a result of the disposition of the assets of our multi-specialty clinics and certain IPA market closures. Our corporate office includes 29 of these employees. None of our employees is a member of a labor union, and we consider our relations with our employees to be good.

ITEM 2.    PROPERTIES

         We currently lease approximately 22,000 square feet of rentable space at 30 Burton Hills Boulevard in Nashville, Tennessee, our corporate headquarters. We are in the process of negotiating an altered leasing structure with our landlord that will reduce our leased space and cost. Under the proposed new arrangement we will lease approximately 16,300 square feet. The lease for approximately 4,500 square feet will terminate September 30, 2002 and the remaining 11,800 square feet will terminate in August 2003. In addition, we lease various office space relating to our IPA management operations in Tennessee, California, Kansas and Illinois, the most significant of which is approximately 47,000 square feet of administrative office space in Ontario and Redlands, California. We believe these leasing arrangements are adequate for our current needs.

         In conjunction with the acquisition of PrimeCare International, Inc. ("PrimeCare") and PMNI, we acquired real estate related to PrimeCare's operations in California. One of these properties is subject to a mortgage with an aggregate outstanding principal balance, as of March 31, 2002, of approximately $1.1 million that bears interest at 9.75% and matures in 2006.

         We do not anticipate acquiring real estate in connection with any future activities.

ITEM 3.    LEGAL PROCEEDINGS

         On the Petition Date, the Debtors filed the Bankruptcy Filings with the Bankruptcy Court (Case No. 02-40278 (PCB)). On that date, we also filed the Plan, which sets forth the manner in which claims against, and interests in, us will be treated following our emergence from bankruptcy, as well as a disclosure statement. The disclosure statement has not yet been approved by the Bankruptcy Court. Our IPA management operating subsidiaries are not part of the Bankruptcy Filings and have continued paying, in the ordinary and normal course of business, all wages, benefits and other employee obligations as well as all outstanding and ongoing accounts payable to their contractors and vendors. We elected to seek Chapter 11 protection to attempt to realign our capital structure and to preserve the value of our remaining businesses for our creditors. We had been in negotiations regarding the reorganization with representatives of certain Bondholders and Warburg, Pincus and filed the Plan with the support of certain of these creditors, which collectively hold approximately two-thirds of our outstanding indebtedness. The Plan is subject to a number of conditions, including approval by certain of our creditors and confirmation by the Bankruptcy Court. Creditors who do not vote in favor of the Plan may challenge its confirmation. Resolution of any such challenges could result in delays and increased expenses as well as failure of the Plan.

         If the Plan is confirmed, our general unsecured creditors, including the Bondholders and Warburg, Pincus, will receive shares of the reorganized Company's common stock or, in certain instances, cash in an amount equal to approximately 11.9% of their claims in full satisfaction of their claims. Under the terms of the Plan, our outstanding and authorized common stock, options and warrants will be cancelled and current holders of these securities will not receive any consideration, either in cash or in newly issued stock. Finally, under the terms of the Plan, we anticipate that there will be fewer than 300 shareholders of record upon consummation. If that is the case, the securities of the reorganized company will not be publicly traded and the reorganized company will be a privately-held company not subject to the reporting obligations of the SEC.

         As a result of the Bankruptcy Filings, all current litigation against the Debtors is stayed. Litigation is continuing, however, against our subsidiaries that did not seek protection under Chapter 11. All judgments against the Debtors will be treated as claims under the Plan.

         Stayed Litigation

         We and certain of our current and former officers and directors, Joseph
C. Hutts, Derril W. Reeves, Thompson S. Dent, Richard D. Wright and John K. Crawford (only Mr. Dent and Mr. Hutts currently serve as our directors) have been named defendants in 10 securities fraud class actions filed in state and federal courts in Tennessee between September 8, 1998 and June 24, 1999. The factual allegations of the complaints in all 10 actions are substantially identical and assert that during various periods between April 22, 1997 and September 22, 1998 (the "Class Period"), the defendants issued false and misleading statements which materially misrepresented our earnings and financial condition and our clinic operations and misrepresented and failed to disclose various other matters concerning our operations in order to conceal the alleged failure of our business model. Plaintiffs further assert that the alleged misrepresentations caused our securities to trade at inflated levels while the individual defendants sold shares of our stock at such levels.

         In each of the actions, the plaintiff seeks to be certified as the representative of a class of all persons similarly situated who were allegedly damaged by the defendants' alleged violations during the Class Period. Each of the actions seeks damages in an indeterminate amount, interest, attorneys' fees and equitable relief, including the imposition of a trust upon the profits from the individual defendants' trades. The federal court actions have been consolidated in the United States District Court for the Middle District of Tennessee. Defendants' motion to dismiss was denied. The state court actions were consolidated in Davidson County, Tennessee. The plaintiffs' original consolidated class action complaint in state court was dismissed for failure to state a claim. Plaintiffs, however, were granted leave to file an amended complaint. The amended complaint filed by the plaintiffs asserted, in addition to the original Tennessee Securities Act claims, that the defendants had also violated Section 11 and 12 of the Securities Act of 1933 for alleged misleading statements in a prospectus released in connection with the CareWise acquisition. The amended complaint also added KPMG LLP ("KPMG"), our independent public auditors, as a defendant. KPMG removed this case to federal court and its motion to dismiss was denied. On October 20, 2000, this case was consolidated with the original federal consolidated action and a new consolidated complaint was filed. On May 30, 2001, the court granted plaintiffs' motion for class certification.

         We and the individual defendants have reached a proposed settlement with the plaintiff class which will resolve all of the claims in the consolidated actions. On March 12, 2002, the parties filed with the district court a Memorandum of Understanding which outlines the proposed settlement, the terms of which include the payment of $3.4 million to be paid by insurance proceeds in exchange for complete releases of all defendants and dismissal of the consolidated cases with prejudice. A preliminary hearing on the appropriateness of the settlement is scheduled in the district court for April 19, 2002. In connection with the Bankruptcy Filings, an Amended Stipulation and Order of the Bankruptcy Court lifting the automatic stay for purposes of allowing the settlement process to proceed in the district court was entered on April 12, 2002.

         The same Class Period and the same factual allegations made in the federal court consolidated class actions are alleged in a separate derivative action filed in the Chancery Court for Davidson County, Tennessee, Parul Patel
v. Joseph C. Hutts, et. al., Case No. 99-2353-I. By Order entered October 14, 1999, the derivative action was stayed pending the outcome of the federal consolidated class actions. Mr. Patel has not agreed to settle his claim as a part of the proposed federal court settlement. Under the terms of the Plan, which is subject to creditor and court approval, Mr. Patel's interest as a common stockholder will be cancelled, his litigation claim will be discharged and he will receive no consideration. In addition, we will not pursue any alleged claims made in the Patel action against our current and former officers and directors. Finally, under the terms of the Plan, we are releasing any claims we may have against our current and former officers and directors.

         On August 31, 1999, two relators brought an action in the United States District Court for the District of Hawaii under the False Claims Act and for employment related claims against Straub Clinic and Hospital, Inc. ("Straub"), PhyCor of Hawaii, Inc., and us. This matter had been under seal until September 2000. On September 20, 2000, the United States government declined to intervene in the matter. We sold PhyCor of Hawaii, Inc. to Straub in November 2000, and Straub is defending the claims against PhyCor of Hawaii, Inc. We lost our motion to dismiss the claims against PhyCor, Inc. and are defending ourselves in the litigation. Trial was set for June 12, 2002; however, as a result of the Bankruptcy Filings, the case is stayed.

         As a result of our decision to exit our IPA market in Houston, Texas, a number of providers in the market have brought actions naming several parties, including one of our IPA-management subsidiaries and us, alleging breach of contract, breach of fiduciary duty, and fraud, among other matters. Several million dollars have been claimed in these cases. We believe the plaintiffs have sued the wrong party and that the claims are generally excessive. In addition, as a result of our financial condition, we have been unable to meet certain contractual obligations including, but not limited to, certain ongoing lease obligations and severance obligations to former employees. There can be no assurance that we will meet existing or additional contractual obligations in the future. Several parties have sent us letters alleging breach of contract and threatening to bring claims, and several suits have been filed. The litigation has been stayed and the claims will be handled through the bankruptcy process.

         In a case which was filed in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, Busch Drive Ltd. and Lime Street Ltd., the landlords of our formerly affiliated physician group, First Coast Medical Group, P.A., claimed we guaranteed the lease obligations of the physician group. The judge in that case has entered judgments in favor of the landlords in the aggregate amount of $2,474,510. This judgment will be dealt with as a claim under the Plan.

         Active Litigation

         The following is a summary of material litigation in which certain of our operating subsidiaries are parties, and accordingly, this litigation is not stayed by the Bankruptcy Filings.

         As previously disclosed, in the case of United States of America ex rel. William R. Benz v. PrimeCare International, Inc. and Prem Reddy, in the United States District Court, Central District of California, the jury returned a verdict in favor of the plaintiff in the amount of $4.6 million. The judgment of $4.6 million was recorded as other operating expenses in the second quarter of 2000. We entered into a settlement agreement with Mr. Benz which subsequently received court approval. In exchange for PrimeCare paying Mr. Benz $2.7 million (of which $0.7 million was paid during the second quarter of 2001 and the remainder was paid during July 2001), all claims were dropped by Mr. Benz against us and our affiliates. Mr. Benz has not settled with Dr. Reddy, and Dr. Reddy continues to maintain that PrimeCare and several of its managed IPAs has an indemnification obligation to him. In

March 2002, we were granted a demurrer with respect to Dr. Reddy's claim for indemnity, and accordingly, his claim will be dismissed with prejudice. Dr. Reddy has not appealed this decision as of the date hereof.

         The IPAs we manage, the physicians employed by those IPAs, and in some cases PMNI, are parties to several medical malpractice and/or managed care liability cases which we believe will be adjudicated within applicable insurance coverage limits. In addition, many of our California subsidiaries and affiliated IPAs have been sued on business claims such as breach of contract, misrepresentation, fraud, and deceit. The plaintiffs in these suits are seeking millions of dollars in damages, and we are vigorously defending these suits. Because these subsidiaries are not part of the Bankruptcy Filings, these actions are not stayed. One such case was recently tried in the Superior Court of the State of California for the County of Riverside. On December 31, 2001, the jury awarded the plaintiff damages jointly against PrimeCare and PMNI in the amount of $3 million based upon its breach of contract claim, $208,189 against PrimeCare on its constructive fraud claim and $5,000 in punitive damages against PrimeCare. PrimeCare was awarded $296,190 on its cross-complaint for money it had not received. We do not agree with this decision and we have appealed. PMNI obtained a $5 million appellate bond secured by a letter of credit to enable us to pursue this appeal. There can be no assurance that we will be successful with this appeal or in other pending litigation. Additional damage awards at the levels the plaintiffs have demanded could have a material adverse effect on our ongoing operations.

         In addition, we and PrimeCare have been named in litigation involving PrimeCare operations that were not transferred to us when we acquired PrimeCare. In one such case in Oklahoma, the plaintiff is alleging that a former PrimeCare subsidiary (which we did not acquire) is guilty of breach of contract, conversion, and fraud, and is seeking damages in excess of $2 million plus punitive damages. Since filing the litigation, the plaintiff has filed for bankruptcy relief. In the other such case in Florida, the plaintiff is seeking approximately $250,000 in damages. Although we did not own PrimeCare at the time of the alleged incidents, we may have liability for the actions of these entities and may not have indemnity rights against Dr. Reddy, the former owner who is also a co-defendant. Because PrimeCare is not part of the Bankruptcy Filings, these actions are not stayed. It is not possible to determine the amount of our exposure or that of our subsidiaries in these cases, but a large judgment against us could have a material adverse effect on our ongoing operations.

         Certain litigation is pending against our formerly affiliated physician groups and certain of our managed IPAs. We have not assumed any liability in connection with such litigation. Claims against the physician groups and IPAs could result in substantial damage awards to the claimants which may exceed applicable insurance coverage limits. Although we may not be parties to such litigation, a substantial financial obligation of the physician group or IPA could threaten its viability or its ability to pay our fees. While there can be no assurance that the physician groups and IPAs will be successful in any such litigation, at this time, we do not believe any such litigation will have a material adverse effect on our operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is traded on the Over-the-Counter Market under the symbol PHYCQ.

               2000                                           HIGH         LOW
               ----                                           ----         ---
               First Quarter..............................    $2.75       $0.53
               Second Quarter.............................     1.13        0.44
               Third Quarter..............................     0.72        0.08
               Fourth Quarter.............................     0.17        0.03

               2001
               ----
               First Quarter..............................     0.14        0.03
               Second Quarter.............................     0.18        0.03
               Third Quarter..............................     0.12        0.03
               Fourth Quarter.............................     0.07        0.02

               2002
               ----
               First Quarter..............................     0.05        0.00
               Second Quarter (through April 10, 2002)....     0.01        0.00(1)

               -----------------

               (1) The common stock has traded at levels ranging from .0050 to
                   .0053 since April 1, 2002.

         As of April 10, 2002, we had approximately 23,500 shareholders, including 3,496 shareholders of record and approximately 20,000 persons or entities holding common stock in nominee name. We have never declared any cash dividends and do not anticipate the payment of any dividends in the foreseeable future. On August 25, 2000, our common stock was delisted from the NASDAQ Stock Market, Inc. ("NASDAQ") because of our failure to maintain certain of the continued listing requirements of NASDAQ. Our common stock currently trades on the OTC Bulletin Board under the ticker symbol PHYCQ. Under the terms of the Plan, all outstanding and authorized shares of our common stock will be cancelled and shareholders will not receive any consideration, either in cash or newly issued stock. Finally, under the terms of the Plan, we anticipate that there will be fewer than 300 shareholders of record upon consummation. If that is the case, the securities of the reorganized company will not be publicly traded and the reorganized company will be a privately-held company not subject to the reporting obligations of the SEC.

         ITEM 6.   SELECTED FINANCIAL DATA (1)

YEAR ENDED DECEMBER 31                                2001            2000             1999             1998             1997
----------------------                              ---------      -----------      -----------      -----------      -----------
                                                                  (000'S EXCEPT FOR EARNINGS PER SHARE)
Statement of Operations Data:
Net revenue                                         $ 298,319      $   914,195      $ 1,516,195      $ 1,512,499      $ 1,119,594
Operating expenses:
   Cost of provider services                          186,256          227,177          204,202          134,302               --
   Salaries, wages and benefits                        53,335          280,159          490,738          513,646          421,716
   Supplies                                             4,602          112,799          222,007          227,440          181,565
   Purchased medical services                             312           17,289           36,403           37,774           31,171
   Other expenses                                      50,955          157,473          235,165          218,359          171,480
   General corporate expenses                          13,630           22,213           32,305           29,698           26,360
   Rents and lease expense                              7,012           61,349          118,104          126,453          100,170
   Depreciation and amortization                        7,895           50,818           90,435           90,238           62,522
   Provision for (recovery of) asset
     revaluation, restructuring and
     refinancing(2)                                    (5,046)         559,878          430,965          224,900           83,445
Merger expenses                                            --               --               --           14,196               --
                                                    ---------      -----------      -----------      -----------      -----------
     Net operating expenses                           318,951        1,489,155        1,860,324        1,617,006        1,078,429
                                                    ---------      -----------      -----------      -----------      -----------
     Earnings (loss) from operations                  (20,632)        (574,960)        (344,129)        (104,507)          41,165
Interest income                                        (3,625)          (6,059)          (5,022)          (3,032)          (3,323)
Interest expense                                       18,157           35,739           40,031           36,266           23,507
                                                    ---------      -----------      -----------      -----------      -----------
     Earnings (loss) before income taxes,
       minority interest and extraordinary item       (35,164)        (604,640)        (379,138)        (137,741)          20,981
Income tax expense (benefit)                               33            1,029           53,318          (39,890)           6,098
Minority interest in earnings of consolidated
     partnerships                                         559            2,715           13,088           13,596           11,674
                                                    ---------      -----------      -----------      -----------      -----------
     Earnings (loss) before extraordinary item        (35,756)        (608,384)        (445,544)        (111,447)           3,209
Extraordinary item - gain from early
     extinguishment of convertible subordinated
     debentures                                            --               --            1,018               --               --
                                                    ---------      -----------      -----------      -----------      -----------
     Net earnings (loss)                            $ (35,756)     $  (608,384)     $  (444,526)     $  (111,447)     $     3,209
                                                    =========      ===========      ===========      ===========      ===========
Earnings (loss) per share:
   Basic - Continuing operations                    $   (0.49)     $     (8.30)     $     (5.92)     $     (1.55)     $       .05
           Extraordinary item                              --               --             0.01               --               --
                                                    ---------      -----------      -----------      -----------      -----------
                                                    $   (0.49)     $     (8.30)     $     (5.91)     $     (1.55)     $       .05
                                                    =========      ===========      ===========      ===========      ===========
   Diluted - Continuing operations                  $   (0.49)     $     (8.30)     $     (5.92)     $     (1.55)     $       .05
             Extraordinary item                            --               --             0.01               --               --
                                                    ---------      -----------      -----------      -----------      -----------
                                                    $   (0.49)     $     (8.30)     $     (5.91)     $     (1.55)     $       .05
                                                    =========      ===========      ===========      ===========      ===========
Weighted average shares outstanding
   Basic                                               73,239           73,281           75,179           71,822           62,899
   Diluted                                             73,239           73,281           75,179           71,822           66,934

DECEMBER 31,
------------
Balance Sheet Data:
Working capital (deficit)                           $(341,833)     $  (306,229)     $   197,780      $   187,854      $   203,301
Total assets                                          121,009          145,014        1,194,925        1,879,285        1,562,776
Long-term debt                                          1,024            3,036          555,490          651,209          501,107
Total shareholders' equity (deficit)                 (300,745)        (264,989)         343,503          804,410          710,488

-------------------
(1) See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information relating to dispositions of business operations that effect the comparability of the information reflected herein and information regarding the uncertainty of our future financial condition.

(2) Provision for asset revaluation, restructuring and refinancing relates to revaluation of assets of certain of our affiliated clinics and IPAs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We are a medical network management company incorporated in Tennessee in 1988 that develops and manages IPAs, manages PHOs, provides contract management services to physician networks owned by health systems, and provides management and consulting services to independent medical organizations.

         NAMM through its subsidiaries, manages IPAs in northern and southern California, Kansas, and Tennessee and manages eight PHOs in Illinois. NAMM California manages our IPAs in California, and its affiliate, PMNI, owns certain of these IPAs. PMNI holds a limited Knox-Keene license in California. This license allows PMNI to contract with payors to assume risk under certain managed care contracts and then delegate risk to certain of our IPAs. Through NAMM California, effective March 1, 2002, we acquired management contracts of seven additional IPAs from Medical Pathways. Finally, through our PhySys division, we provide management and support services to two of our formerly affiliated multi-specialty clinics and to the physician networks of two health systems. In addition, PhySys offers consulting services to independent medical organizations through limited engagements.

RECENT DEVELOPMENTS

         On the Petition Date, the Debtors filed the Bankruptcy Filings with the Bankruptcy Court (Case No. 02-40278 (PCB)). On that date, we also filed the Plan, which sets forth the manner in which claims against, and interests in, us will be treated following our emergence from bankruptcy, as well as a disclosure statement. The disclosure statement has not yet been approved by the Bankruptcy Court. Our IPA management operating subsidiaries are not part of the Bankruptcy Filings and have continued paying, in the ordinary and normal course of business, all wages, benefits and other employee obligations as well as all outstanding and ongoing accounts payable to their contractors and vendors. We elected to seek Chapter 11 protection to attempt to realign our capital structure and to preserve the value of our remaining businesses for our creditors. We had been in negotiations regarding the reorganization with certain representatives of the Bondholders and Warburg, Pincus. We filed the Plan with the support of certain of these creditors, which collectively hold approximately two-thirds of our outstanding indebtedness. The Plan is subject to a number of conditions, including approval by certain of our creditors and confirmation by the Bankruptcy Court. Creditors who do not vote in favor of the Plan may challenge its confirmation. Resolution of such challenges could result in delays and increased expenses as well as failure of the Plan.

         If the Plan is confirmed, our general unsecured creditors, including the Bondholders and Warburg, Pincus, will receive shares of the reorganized company's common stock or, in certain instances, cash in an amount equal to approximately 11.9% of their claims in full satisfaction of their claims. Under the terms of the Plan, our outstanding and authorized common stock, options, warrants and rights to purchase preferred stock will be cancelled and holders of these securities will not receive any consideration, either in cash or in newly issued stock. Finally, under the terms of the Plan, we anticipate that there will be fewer than 300 shareholders of record upon consummation. If that is the case, the securities of the reorganized company will not be publicly traded and the reorganized company will be a privately-held company not subject to the reporting obligations of the SEC.

OPERATIONS

         IPAs And PHOs

         Through our IPAs and PHOs, we provided healthcare-related services to approximately 593,000 CEMs in four states at December 31, 2001. As of such date, approximately 188,000 of these CEMs were enrolled in Medicare+ Choice Plans offered by payors to individuals who qualified for Medicare benefits. As of such date, we operated 16 IPAs in California. Our California operations included 439,000 CEMs and constituted approximately 86% of our total revenue in 2001. Our next largest market is Chicago, Illinois where we provided services to 121,000 CEMs. In 2001, revenue from IPA and PHO operations constituted approximately 92% of our total revenue.

         NAMM. Through its subsidiaries, NAMM manages 23 IPAs in California, one IPA in Kansas and, two IPAs in Tennessee and manages eight PHOs in Illinois. Seven of the IPA contracts in California were acquired, effective March 1, 2002, from Medical Pathways. The Medical Pathways acquisition expanded our service area into Los Angeles, Orange and San Luis Obispo counties. Eight of the California IPAs are owned by PMNI and a few are owned by a physician who also serves as medical director of our California operations. These IPAs contract with PMNI to have access to payor contracts. In addition, the management agreements for the IPAs which contract with PMNI provide for NAMM California to receive a percentage of revenue that is no less than NAMM's cost to manage plus the surplus remaining after distributions to physicians.

         The payor contracts entered into on behalf of our IPAs are based on capitated fee arrangements. Under capitation arrangements, healthcare providers bear the risk, subject to certain loss limits, that the aggregate costs of providing medical services to members will exceed the payments received. The management agreements for the IPAs and PHOs which do not contract with PMNI provide for the NAMM subsidiary to receive fees based upon either a percentage of revenue collected by the IPAs or a per member per month payment, plus a share of surplus, if any, of capitated revenue of the IPAs or PHOs in excess of any healthcare claims expense. Incurred but not reported claims payable represent the liability for covered services that have been performed by physicians for enrollees of various medical plans. The estimated claims incurred but not reported are based on our historical claims data, current enrollment, health service utilization statistics and other related information. The profitability of the managed IPAs is dependent upon the rates negotiated, the ability of the providers to effectively manage the costs of providing medical services and the level of utilization of medical services. These IPAs contract with payors, and these contracts typically provide that the payor may terminate the agreement without cause on 120 days notice. The loss by an IPA or PHO of any significant payor contract would have a material adverse effect on the revenue and financial condition of the NAMM managing entity and potentially on our ongoing operations as a whole.

         Our affiliated IPAs derived approximately 41% of their 2001 net revenue from payment for services provided to approximately 188,000 CEMs that qualified for Medicare benefits. In the past two years, many payors have discontinued enrollment in Medicare+ Choice plans or abandoned markets altogether because rate increases provided to the payors by the federal government have not kept pace with inflation and the rising utilization of healthcare services. Although this trend has not yet affected our operations in California, our Chicago market has lost approximately 15,000 senior CEMs to date in 2002. Our dependence on the viability of Medicare+ Choice products offered by payors is a key factor in the assessment of our business strength and is central to the development of our long-term business strategy.

         The table below indicates the number of physicians affiliated with our IPAs and PHOs and provides certain information relating to our IPA and PHO operations at the end of each of the years indicated:

                                                 2001           2000         1999          1998          1997
                                               -------        -------       -------       -------       -------
Number of markets......................              9             14            25            35            28
Number of physicians...................          8,000         16,600        24,400        22,900        19,000
Number of commercial members...........        405,000        472,000       767,000       730,000       420,000
Number of Medicare members.............         63,000        114,000       215,000       171,000        99,000

         The table below indicates the payor mix of the aggregate revenue earned by our affiliated IPAs and PHOs for the years indicated.


                                        2001          2000          1999           1998          1997
                                        ----          ----          ----           ----          ----
Commercial........................       58%           48%           49%            51%           51%
Medicare..........................       41            51            49             47            47
Medicaid..........................        1             1             2              2             2
                                        ---           ---           ---            ---           ---
                                        100%          100%          100%           100%          100%
                                        ===           ===           ===            ===           ===

         PMNI. In connection with certain of our California operations, PMNI contracts with payors primarily on a capitated basis, receiving a fixed payment per payor plan member per month. Payors delegate to PMNI the administrative and financial responsibility for credentialing, medical management, capitation management, and claims adjudication and payment. PMNI contracts with the IPAs we own to perform physician services.

Contractually, PMNI is at risk if the cost of physician professional services exceeds the capitated payments received from payors. Through its contracts with various hospitals, PMNI also assumes limited risk for the institutional (hospital) costs.

         Although PMNI contracts with several payors, its contracts with Pacificare of California represented approximately 30% of our revenue from IPA operations or approximately 24% of our total revenue in 2001. PMNI's payor contracts are renewed annually on a calendar basis, and the payor contracts for 2002 were renewed. Loss of any significant payor contract, however, would have a material adverse effect on our operations.

         Service, Management and Consulting Agreements

         Through our PhySys division, we provide support services to health systems and independent medical organizations. Our strategy is to assist these organizations to improve the operations of their physician networks by offering them a range of services to address their needs. Pursuant to these affiliations, we provide management services to physician networks for a fee but do not acquire the assets or employ the personnel of the physician groups, except certain key employees, and do not have any ongoing obligation to provide capital to the affiliated groups, except for our agreement with the Harbin Clinic. We may choose to negotiate an investment in these groups in the future, and may do so through a joint venture. This modified structure enables the physician group or health system to benefit from our management expertise while retaining control of its employees and decisions regarding future capital investment.

         We have support services contracts with two of our formerly affiliated multi-specialty clinics: the Harbin Clinic in Rome, Georgia and the Lakeview Medical Center in Suffolk, Virginia. Our fee under each of the Rome and Suffolk agreements is a fixed monthly fee plus reimbursement of certain expenses. We do not employ the personnel at these clinics and do not own any of the assets of either clinic. Under the Rome agreement, we are obligated to provide lease financing of up to $750,000 annually through September 30, 2005 for the acquisition of equipment to be used in the group's operation. The lease rate is the prime rate, and the group has the sole discretion whether to use us as its source of capital for leased equipment. No such financing has been requested to date. The Rome agreement terminates on September 30, 2007, subject to earlier termination for various reasons. The Suffolk agreement terminates on November 30, 2005, subject to earlier termination without cause upon 90 days notice and payment of a termination fee. Under the Suffolk agreement, the physician group may offset, against any obligation it has to us, amounts that we owe to the physician group under a promissory note, dated January 1, 1998, in the principal amount of $173,783. We assigned the obligations under this note to our wholly-owned subsidiary, SynerPhy of Suffolk, Inc. Our subsidiary which contracts with the Harbin Clinic is part of the bankruptcy proceeding, however, our Suffolk subsidiary is not. We do not anticipate that the Bankruptcy Filings will negatively impact these relationships.

         We also provide management services to the physician networks of certain health systems. Currently, this division provides management and support services to a 110-physician group affiliated with the Rockford Health System, a healthcare delivery system serving northern Illinois and southern Wisconsin. We are obligated to provide Rockford with an executive director, a controller, and an analyst to perform the required management and support services. The Rockford agreement terminates on December 31, 2002 and we will receive a termination fee. Under an April 2001 agreement, PhySys also provides services to MedClinic of Sacramento, a 120-member physician group affiliated with the Mercy Health System in Sacramento, California, which can be terminated for any reason by either party. Finally, through PhySys, we offer consulting services to independent medical organizations through limited engagements.

         In April 2001, we completed the sale of our six remaining multi-specialty clinics which were held for sale. We sold our healthcare decision-support services subsidiary, CareWise, on May 25, 2001. In the second quarter of 2001, the liquidation of Advantage Care, Inc., our Kentucky HMO operation was substantially complete, and we no longer operate any HMOs.

RESULTS OF OPERATIONS

         The following table shows the percentage of net revenue represented by various expenses and other income items reflected in our Consolidated Statements of Operations.

YEAR ENDED DECEMBER 31,                                                     2001            2000            1999
-----------------------                                                     ----            ----            ----
Net revenue.....................................................           100.0%          100.0%          100.0%
Operating expenses:
    Cost of provider services...................................            62.4            24.9            13.5
    Salaries, wages and benefits................................            17.9            30.7            32.4
    Supplies....................................................             1.5            12.3            14.6
    Purchased medical services..................................             0.1             1.9             2.4
    Other expenses..............................................            17.1            17.2            15.5
    General corporate expenses..................................             4.6             2.4             2.1
    Rents and lease expense.....................................             2.3             6.7             7.8
    Depreciation and amortization...............................             2.7             5.6             6.0
    Provision for (recovery of) asset revaluation,
      restructuring and refinancing.............................            (1.7)           61.2            28.4
                                                                           -----           -----           -----
Net operating expenses..........................................           106.9           162.9           122.7
    Loss from operations........................................            (6.9)          (62.9)          (22.7)
Interest income.................................................            (1.2)           (0.7)           (0.3)
Interest expense................................................             6.1             3.9             2.6
                                                                           -----           -----           -----
    Loss before income taxes, minority interest and
      extraordinary item........................................           (11.8)          (66.1)          (25.0)
Income tax expense..............................................              --             0.1             3.5
Minority interest...............................................             0.2             0.3             0.9
                                                                           -----           -----           -----
    Loss before extraordinary item..............................           (12.0)          (66.5)          (29.4)
    Extraordinary item - gain from early extinguishment
      of convertible subordinated debentures....................              --              --             0.1
                                                                           -----           -----           -----
    Net loss....................................................           (12.0)%         (66.5)%         (29.3)%
                                                                           =====           =====           =====

2001 COMPARED TO 2000

         Net revenue decreased $615.9 million, or 67.4%, to $298.3 million for 2001 from $914.2 million for 2000. Net revenue from IPAs ("IPA Net Revenue") decreased $46.6 million, or 14.5%, to $274.6 million for 2001 from $321.2 million for 2000. This decrease in IPA Net Revenue is comprised of an approximate $88.7 million decrease in 2001 primarily as a result of the decisions to restructure and close certain IPA markets, including those in Houston and Dallas in 2000, and to place our HMO in Kentucky in voluntary rehabilitation with the Commonwealth of Kentucky Department of Insurance during the fourth quarter of 2000. IPA Net Revenue from the IPA markets operating during both 2000 and 2001 increased by $42.1 million, or 18.5%, primarily as a result of increased enrollment and rates in NAMM California's IPAs in 2001.

         Net revenue from clinics ("Clinic Net Revenue") decreased $528.6 million, or 98.5%, to $8.2 million for 2001 from $536.8 million for 2000. The decrease was comprised of (i) a $442.9 million decrease in our service fees for reimbursement of clinic expenses and (ii) a $85.7 million decrease in our fees from clinic operating income and net physician group revenue. The decrease in Clinic Net Revenue for 2001 of $531.6 million resulted from the sale of the remaining clinic operations in the latter half of 2000 and 2001. Fees from clinic management contracts, however, increased $3.0 million.

         Comparing operating expense ratios between 2001 and 2000 is difficult given the large decrease in, and the change in composition of, net revenue between the periods. IPA Net Revenue was 92% of our total net revenue for 2001 compared to 35% for 2000. As a result, our cost of provider services as a percentage of net revenue significantly increased during 2001 compared to 2000 because our cost of provider services relates primarily to our IPA operations. The cost of provider services represents medical expenses paid to non-IPA affiliated healthcare providers. Conversely, salaries, wages and benefits decreased dramatically as a percentage of net revenue because our multi-specialty clinic operations, which required more personnel to operate than our IPA management operations, comprised only 3% of our total net revenue for 2001 compared to 59% in 2000. Rent expense, depreciation and amortization decreased as a percentage of net revenue for 2001 compared to 2000 due to the disposal of all of our clinic operations which were more capital and property intensive than our IPA management operations.

         On behalf of certain of our affiliated IPAs, we have underwritten letters of credit to managed care payors to help ensure payment of healthcare costs for which the affiliated IPAs have assumed responsibility. As of December 31, 2001, a letter of credit for $0.4 million was outstanding for the benefit of a managed care payor. We experienced losses on letters of credit issued for the benefit of managed care payors totaling approximately $0.8 million in 2001.

         We recovered $5.0 million of asset revaluation, restructuring and refinancing charges taken in prior years for the year ended December 31, 2001. In 2001, we completed the sale of our remaining six clinics whose assets were classified as held for sale as of December 31, 2000. See discussion of these net recoveries in "Asset Revaluation, Restructuring and Refinancing" below.

         We recognized state income tax expense of $33,000 in 2001 compared to $1.0 million in 2000. We have recorded a full valuation allowance on net deferred tax assets because realization of such assets in the future is uncertain.

2000 COMPARED TO 1999

         Net revenue decreased $602.0 million, or 39.7%, to $914 million for 2000 from $1.516 billion for 1999. Clinic Net Revenue decreased in 2000 from 1999 by $566.5 million, comprised of (i) a $477.9 million decrease in our service fees for reimbursement of clinic expenses and (ii) a $88.6 million decrease in our fees from clinic operating income and net physician group revenue. Decreases in Clinic Net Revenue for the year included reductions of $5.1 million from clinics whose assets were held for sale at December 31, 2000 and reductions of $567.3 million as a result of clinic operations disposed of in 2000. Fees from management contracts consummated in the fourth quarter of 1999 totaling $5.9 million in 2000 partially offset these decreases. The decrease in Clinic Net Revenue was also affected by declining reimbursement for services rendered by the physician groups. Specifically, the provision for doubtful accounts and contractual adjustments as a percentage of gross physician group, hospital and other revenue increased to 46.2% for 2000 from 43.1% for 1999.

         IPA Net Revenue decreased $37.1 million, or 10.3%, to $321.2 million for 2000 from $358.3 million for 1999. IPA Net Revenue decreased approximately $64.8 million in 2000 primarily as a result of the decisions to restructure and close certain IPA markets, including those in Houston and Dallas and the 1999 closing of The Morgan Health Group, Inc., an IPA in Atlanta operated by us. In addition, IPA Net Revenue during 2000 included an increase of approximately $1.6 million from an IPA market and a management agreement entered into subsequent to the third quarter of 1999. Additionally, IPA Net Revenue increased $44.6 million for 2000 as a result of our acquisition of the remaining interest in the Kentucky HMO in late 1999. The liquidation of this HMO was substantially completed in the second quarter of 2001. IPA Net Revenue from the IPA markets in effect for both 2000 and 1999 decreased by $18.5 million, or 7.2%, primarily as a result of unfavorable hospital and payor contract renegotiations in 2000 for the PrimeCare-managed IPAs.

         During 2000, most categories of operating expenses were relatively stable as a percentage of net revenue when compared to 1999. The cost of provider services increased as a result of our acquiring the remaining 50% interest in the Kentucky HMO in late 1999. In an effort to obtain prepayment of several notes receivable from formerly affiliated physician groups, we negotiated discounts totaling $3.0 million which were recorded as other expenses in the third and fourth quarter of 2000. In addition, other notes receivables were written down $5.6 million to expected net realizable value in the third and fourth quarters of 2000 and recorded as other expenses. The increase in interest expense as a percentage of net revenue was primarily because of decreased net revenue and amendments to our now terminated credit facility with Citicorp ("Citicorp Credit Facility") that increased interest rates.

         The provision for asset revaluation, restructuring and refinancing for the year ended December 31, 2000 totaled $559.9 million, consisting of a net charge of $23.8 million in the first quarter, a net charge of $407.3 million in the second quarter, a net charge of $54.2 million in the third quarter and a net charge of $74.6 million in the fourth quarter. At December 31, 2000, we had disposed of the assets of all but six clinics whose assets were classified as held for sale.

SUMMARY OF OPERATIONS BY QUARTER

         The following table presents unaudited quarterly operating results for 2001 and 2000. We believe that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the Consolidated Financial Statements. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

                                                                         2001 QUARTER ENDED
                                                     --------------------------------------------------------
                                                        MAR 31        JUNE 30        SEPT 30        DEC 31
                                                     -----------    -----------    -----------    -----------
Net revenue.....................................     $    85,284    $    70,886    $    70,680    $    71,469
Loss before taxes and minority interest.........         (19,439)        (4,646)        (4,062)        (7,017)
Net loss........................................         (20,097)        (4,371)        (3,948)        (7,340)
Loss per share--diluted.........................     $     (0.27)   $     (0.06)   $     (0.05)   $     (0.11)

                                                                         2000 QUARTER ENDED
                                                     --------------------------------------------------------
                                                        MAR 31        JUNE 30        SEPT 30        DEC 31
                                                     -----------    -----------    -----------    -----------
Net revenue.....................................     $   309,496    $   258,010    $   211,976    $   134,713
Loss before taxes and minority interest.........         (23,709)      (426,539)       (63,038)       (91,354)
Net loss........................................         (25,573)      (426,824)       (64,375)       (91,612)
Loss per share--diluted.........................     $     (0.35)   $     (5.80)   $     (0.87)   $     (1.28)

ASSET REVALUATION, RESTRUCTURING AND REFINANCING

         General

         We have divested the assets of all of the multi-specialty clinics with which we were previously affiliated. We entered into management agreements to provide certain support services to two of the clinics that repurchased their assets during 2000.

         As part of the sale of the stock of one of our subsidiaries, we were entitled to receive additional consideration if the affiliated medical group participated in a certain transaction before the third anniversary of our stock sale. In the fourth quarter of 2001, this contingent event occurred, accordingly we received $5.0 million in additional consideration, offsetting certain of the asset revaluation, restructuring and refinancing charges taken in previous years.

         Assets Held for Sale

         At December 31, 2001, we had no significant assets held for sale. At December 31, 2000, net assets held for sale primarily consisted of the net assets of our remaining six clinics; the operations of several IPA markets, including the PrimeCare and NAMM California-managed IPAs; CareWise; our one remaining hospital; and certain real estate holdings. These assets totaled approximately $72.7 million, including $3.2 million of real estate, and consisted of current assets, property and equipment, intangible assets and other assets less liabilities which were expected to be assumed by the purchasers. In 2001, we completed the disposition of the assets of all six clinics, CareWise, the hospital and certain real estate and received proceeds totaling $64.9 million in cash and $13.8 million in notes receivable in addition to the assumption of certain liabilities by the purchasers. These dispositions represented $63.7 million of the net assets held for sale at December 31, 2000. In the fourth quarter of 2000, we decided to solicit bids for the sale of PrimeCare. After reviewing these bids, and after certain other assets were sold which helped to alleviate our short-term cash flow problems, we decided to retain PrimeCare in June 2001. Accordingly, PrimeCare is not accounted for as an asset held for sale on December 31, 2001 as it was on December 31, 2000. PrimeCare accounted for approximately 86% of our consolidated revenue in 2001.

         In 2000, we recorded an asset revaluation and restructuring charge of approximately $559.9 million. This charge included a net pre-tax asset revaluation charge of approximately $509.1 million, which was comprised of a $549.3 million asset revaluation charge and a $3.4 million financing charge less recovery of $43.6 million of certain asset revaluation charges recorded in previous years, and a $50.8 million restructuring charge. This charge related to the asset impairment of all remaining clinic operations, CareWise, certain IPA markets and certain real estate classified as held for sale at December 31, 2000 and the disposition of the assets of 34 clinic operations, certain IPA operations and certain real estate during the year.

         In 1999, we recorded an asset revaluation and restructuring charge of approximately $431.0 million. This charge included a net pre-tax asset revaluation charge of approximately $409.3 million, which was comprised of a $416.4 million asset revaluation charge less recovery of $7.1 million of certain asset revaluation charges recorded in the first quarter of 1998 and the third quarter of 1999, and a $21.7 million restructuring charge. This charge related to the asset impairment of 11 clinic operations classified as held for sale at December 31, 1999 and the disposition of the assets of 15 clinic operations during the year.

         In summary, net revenue and pre-tax income (losses) from operations disposed of or closed as of December 31, 2001 were $16.8 million and $(13.3) million for the year ended December 31, 2001, compared to $664.6 million and $(30.1) million for the year ended December 31, 2000, and $1.2 billion and $36.0 million for the year ended December 31, 1999, respectively.

         Asset Impairments

         Excluding the $5.0 million asset impairment recovery discussed above, there was an additional net asset impairment recovery of approximately $0.1 million in 2001. Impairment charges consisted of asset impairments relating to the disposition of our remaining six clinics, CareWise, and fixed assets at our corporate offices offset by recoveries of accounts receivable and other assets written off in prior years.

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

         We divested the assets related to our managed IPAs in Houston in the fourth quarter of 2000 and recovered approximately $2.3 million of the asset impairment charge and $0.6 million of the restructuring charge, respectively, recorded in the second quarter of 2000.

         The 2000 asset revaluation charges related to clinic operations of $84.8 million were based on our decisions to restructure our service agreements and to reduce our investment in the assets of the clinics. In connection with this decision, we recorded charges in the year 2000 to reduce the carrying value of the assets associated with these operations to their net realizable value. Approximately $6.2 million of these charges related to the impairment of certain long-lived assets at our corporate office because of the consolidation of administrative office space and the expected disposition of certain long-lived assets.

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

         Refinancing Costs

         In 2000, we recorded approximately $3.4 million of refinancing charges related to the amendment and restatement of our now terminated Citicorp Credit Facility. These charges represented unamortized costs that were expensed as a result of the reduced commitment amounts and the acceleration of the maturity date of the Citicorp Credit Facility.

         Restructuring Charges

         In 2001, we adopted and implemented restructuring plans and recorded net pre-tax restructuring charges of approximately $0.1 million. These charges included approximately $1.9 million in gross charges comprised of $1.1 million in severance costs, $0.5 million in facility and lease termination costs and $0.3 million in other exit costs offset by the recovery of $1.8 million in restructuring charges recorded in prior years that we determined would not be utilized. These charges are detailed below.

         In the fourth quarter of 2001, we adopted and implemented restructuring plans and recorded net pre-tax restructuring charges of approximately $1.4 million. These charges were comprised of approximately $1.1 million in severance costs and $0.3 million in other exit costs relating to the closure of a medical office in California.

         In the first quarter of 2001, we adopted and implemented restructuring plans and recorded a net pre-tax restructuring reserve recovery of approximately $1.3 million. This recovery was comprised of a $0.5 million restructuring charge related to the sale of one of our multi-specialty clinics and the recovery of approximately $1.8 million related to restructuring charges recorded in prior years which will not be utilized.

         In 2000, we adopted and implemented restructuring plans and recorded pre-tax restructuring charges of approximately $50.8 million, of which approximately $3.6 million, $35.9 million, $10.5 million, and $0.8 million were recorded in the first, second, third and fourth quarters, respectively. These charges included approximately $16.2 million in severance costs, $24.8 million in facility and lease termination costs and $9.8 million in other exit costs. These restructuring plans included the involuntary termination of 934 clinic, IPA management, business office and corporate personnel.

         In 1999, we adopted and implemented restructuring plans and recorded net pre-tax restructuring charges totaling approximately $21.8 million with respect to operations that were being sold or shut down, of which approximately $9.5 million was recorded in the first quarter, $0.7 million was recorded in the second quarter, a net $3.1 million was recorded in the third quarter and $8.5 million was recorded in the fourth quarter. These net charges were comprised of approximately $4.4 million in facility and lease termination costs, $5.1 million in severance costs and $12.3 million in other exit costs. These restructuring plans included the involuntary termination of 382 local clinic and IPA management and business office personnel.

         In summary, during 2001 we paid approximately $2.1 million in severance costs, $0.7 million in facility and lease termination costs, and $2.1 million in other exit costs related to 2000, 1999 and 1998 charges. At December 31, 2001, the accrued restructuring reserves for disposed operations totaled approximately $22.1 million, which included $18.1 million in facility and lease termination costs, $1.7 million in severance costs and $2.3 million in other exit costs. Substantially all obligations related to the accrued restructuring reserves are subject to compromise as a result of the Bankruptcy Filings.

LIQUIDITY AND CAPITAL RESOURCES

         Bankruptcy

         As previously described herein, on the Petition Date, the Debtors filed the Bankruptcy Filings and the Plan, which sets forth the manner in which claims against, and interests in, us will be treated following our emergence from bankruptcy, as well as a disclosure statement. The disclosure statement has not yet been approved by the Bankruptcy Court. We elected to seek Chapter 11 protection in an attempt to realign our capital structure and to preserve the value of our remaining businesses for our creditors. We filed the Plan with the support of certain creditors, which collectively hold approximately two-thirds of our outstanding indebtedness. The Plan is subject to a number of conditions, including approval by certain of our creditors and confirmation by the Bankruptcy Court. Creditors who do not vote in favor of the Plan may challenge its confirmation. Resolution of any such challenges could result in delays and increased expenses as well as failure of the Plan.

         If the Plan is confirmed, our general unsecured creditors, including the Bondholders and Warburg, Pincus, will receive shares of the reorganized company's common stock or, in certain instances, cash in an amount equal to approximately 11.9% of their claims in full satisfaction of their claims. Under the terms of the Plan, our outstanding and authorized common stock, options, warrants and rights to purchase preferred stock will be cancelled and holders of these securities will not receive any consideration, either in cash or in newly issued stock. Finally, under the terms of the Plan, we anticipate that there will be fewer than 300 shareholders of record upon consummation. If that is the case, the securities of the reorganized company will not be publicly traded and the reorganized company will be a privately-held company not subject to the reporting obligations of the SEC.

         The Debtors are currently operating as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court. On February 1, 2002, the Bankruptcy Court granted authority to the Debtors, among other things, to pay prepetition and post-petition employee wages, salaries, benefits and other employee obligations. The Bankruptcy Court also entered an order approving the rejection of certain executory contracts and lease obligations. The Debtors continue to pay post-petition obligations in the ordinary course of business.

         Under the Bankruptcy Code, actions to collect prepetition indebtedness, including pending litigation against the Debtors, are stayed and other contractual obligations may not be enforced against the Debtors. In addition, the Debtors may reject executory contracts and lease obligations. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. If the Debtors are able to reorganize successfully, substantially all unsecured liabilities as of the Petition Date would be discharged under the Plan.

         General

         As a result of our failure to make interest payments on the Notes during 2001, we are in default on the Notes. The Notes and Zero Coupon Notes are classified as current liabilities at December 31, 2001. As a result of the Bankruptcy Filings, the principal and interest due under the Notes and the Zero Coupon Notes are subject to compromise. At December 31, 2001, current liabilities exceeded our current assets by $341.8 million, compared to $305.8 million at December 31, 2000. As of December 31, 2001, we had $51.7 million in cash and cash equivalents, including $30.3 million of restricted cash and cash equivalents, compared to $0.9 million and $0.6 million, respectively, at December 31, 2000. Restricted cash and cash equivalents primarily include amounts held by PMNI, the use of which is restricted to operations of PMNI to meet regulatory deposit requirements.

         Our operations used $2.4 million of cash flow in 2001 compared to providing $5.6 million of cash flows in 2000, a decrease of $8.0 million. The decrease in cash flow from operations resulted primarily from a decrease of $63.9 million from clinics closed or disposed of at December 31, 2001 and an $0.8 million decrease from CareWise, which was sold in May 2001. These decreases in cash flow from operations during 2001 were partially offset by a $38.3 million increase for 2001 compared to 2000 primarily because of reduced interest costs of $26.7 million under our Citicorp Credit Facility and the failure to pay accrued interest on our Notes. In addition, cash flow from operations increased because of the continued downsizing of our corporate office in 2001, although these savings were partially offset by approximately $3.0 million in reorganization costs. Cash flow from operations for our NAMM subsidiaries increased $18.4 million to $4.2 million in 2001 from $(14.2) million in 2000 primarily because we ceased operations in 11 underperforming IPA markets in 2000, thereby eliminating a substantial use of cash in 2001.

         The former employment agreements with Mr. Dent and Mr. Tarpley B. Jones, our Chief Executive Officer and President, provided for the payment of bonuses aggregating up to a maximum of $2.25 million upon the repayment of borrowings under the Citicorp Credit Facility. Approximately $0.2 million of the bonuses was earned in 2000, and the remainder was earned during the first quarter of 2001, of which all amounts were paid in 2001. On the Petition Date, these agreements were superseded by Mr. Dent's separation agreement and Mr. Jones' new employment agreement. On February 25, 2002, a creditor filed a motion to reconsider the February 15, 2002 order of the Bankruptcy Court authorizing us to assume the Dent Separation Agreement and the Jones Employment Agreement. We have opposed this motion as we believe that the assumption of these agreements was a proper exercise of our business judgment. See Part III, Item 11 - Executive Compensation.

         Capital expenditures during 2001 totaled $0.4 million. We expect to make approximately $1.5 million in capital expenditures in 2002, which we anticipate will be funded from operating cash flow and unrestricted cash reserves.

         During 1999, we favorably resolved outstanding Internal Revenue Service ("IRS") examinations for the years 1988 through 1995. The IRS had proposed adjustments relating to the timing of recognition for tax purposes of certain revenue and deductions related to accounts receivable, our relationship with affiliated physician groups and various other timing differences. In August 1999, we received a $13.7 million tax refund as a result of applying the 1998 loss carryback to recover taxes paid in 1996 and 1997. During 2000, we resolved the outstanding IRS examination for the years 1996 through 1998. The IRS examination resulted in an adjustment to the 1998 loss carryback and accordingly, we repaid approximately $1.2 million plus interest, as a result of revisions in the alternative minimum tax calculation. The tax years 1988 through 1998 have been closed with respect to all issues without a material financial impact. Additionally, two subsidiaries are currently under examination for the 1995 and 1996 tax years. We acquired the stock of these subsidiaries during 1996. We have agreed to settle the audit of one of these subsidiaries for approximately $27,000 plus interest, subject to approval by the Bankruptcy Court. For the years under audit, and potentially, for subsequent years, any such adjustments could result in material cash payments by us. We cannot determine at this time the resolution of these matters, however, we do not believe the resolution of these matters will have a material adverse effect on our financial condition, although there can be no assurance as to the outcome of these matters.

         As of December 31, 2001, we had approximately $702.4 million in net federal operating loss carryforwards ("NOLs"). It is expected that the NOLs will be reduced by the amount of indebtedness discharged under the Plan, estimated to be approximately $311 million as of December 31, 2001. In addition, the NOLs will be reduced by approximately $17.9 million which equaled the amount of interest paid during the past three years to creditors who will become shareholders of the reorganized company under the Plan. Our ability to utilize the remaining NOLs will be subject to limitations because of the ownership change that will result from the Plan unless "qualified creditors," as defined in the Tax Code, will own 50% or more of the stock of the reorganized company. Although we expect that qualified creditors will own 50% or more of the reorganized company and intend to file our tax returns consistent with this belief, there can be no assurance that an audit of one or more tax returns filed for 1999 and later tax years would not result in a reduction in the amount or complete elimination of the remaining NOLs available for future use. In addition, our ability to utilize our NOLs could also be limited or eliminated in the event of certain future mergers or acquisitions.

         Capital Resources

         Our sources of capital are extremely limited. Our sole sources of capital are unrestricted cash reserves, cash flow from operations, and certain notes receivable from the acquirers of certain assets of our former clinics. We do not expect to have access to any outside sources of capital until the bankruptcy is completed. We have no assurance that any capital will be available at terms acceptable to us at such time or at any time in the future.

         In October 2001, we entered into a one-year credit agreement with AmSouth Bank (the "AmSouth Facility") which provides for the issuance of letters of credit up to an aggregate of $2.65 million to replace those outstanding at that time under the Citicorp Credit Facility. To date in 2002, a letter of credit for $0.4 million expired and letters of credit totaling $0.4 million were drawn. At April 10, 2002, letters of credit aggregating $1.85 million were outstanding under the AmSouth Facility and were collateralized with $2.4 million cash. Reimbursement to AmSouth for the letter of credit draws is pending approval by the Bankruptcy Court. During the first quarter of 2001, all borrowings under the Citicorp Credit Facility were repaid and during the second quarter of 2001, outstanding letters of credit were fully collateralized with cash held by the agent bank. The Citicorp Credit Facility terminated December 31, 2001.

         Our common stock was delisted as of August 25, 2000 because of our failure to satisfy certain of the minimum NASDAQ listing criteria. Our common stock immediately began trading on the OTC Bulletin Board.

Under terms of the Plan, all outstanding common stock and related securities will be cancelled and holders will receive no consideration.

         Market Risks Associated with Financial Instruments

         As previously discussed, the Debtors filed the Bankruptcy Filings on January 31, 2002. Consequently, principal and interest due under the Notes and the Zero Coupon Notes and capital lease obligations of the Debtors are subject to compromise. While the fair value of our debt obligations declined significantly in 2001 as a result of our financial condition, such amounts do not reflect the adjustments expected to result from resolution of the bankruptcy proceedings. Under the Bankruptcy Code, actions to collect prepetition indebtedness against the Debtors are subject to an automatic stay and other prepetition contractual obligations of the Debtors may not be enforced.

         The table below presents information about our market-sensitive financial instruments as of December 31, 2001. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. The fair values of long-term debt were determined based on quoted market prices at December 2001 for the same or similar debt issues and do not reflect adjustments expected to result from resolution of the bankruptcy proceedings.

                                                                                                           FAIR
EXPECTED MATURITY DATE      2002     2003         2004       2005       2006     THEREAFTER    TOTAL       VALUE
----------------------      ----     ----         ----       ----       ----     ----------    -----       -----
                                                              (IN THOUSANDS)
Long-term debt:
Fixed rate.............     $518   $196,589        $94       $104       $737      $266,390    $464,432    $32,825
Average interest
   rate(1).............     8.32%      4.50%      9.75%      9.75%      6.75%         5.81%
Variable rate..........       --         --         --         --         --            --          --         --
Average interest
   rate(1).............       --         --         --         --         --            --          --         --

--------------
(1)  Average interest rates exclude deferred loan costs and debt offering costs.

         Summary

         As described throughout this document, the Debtors filed for Chapter 11 protection on the Petition Date. On that date, we also filed the Plan to reorganize the company and a disclosure statement, which has not yet been approved by the Bankruptcy Court. Our Plan is subject to a number of conditions, including approval by certain of our creditors and confirmation by the Bankruptcy Court. Creditors who do not vote in favor of the Plan may challenge its confirmation. Resolution of any such challenges could result in delays and increased expenses as well as failure of the Plan. If our Plan is confirmed, our general unsecured creditors, including the Bondholders and Warburg, Pincus, will receive shares of the reorganized company's common stock or, in certain instances, cash in an amount equal to 11.9% of their claims in full satisfaction of their claims. Under the terms of the Plan, our outstanding and authorized common stock, options, warrants and rights to purchase preferred stock will be cancelled and holders of these securities will not receive any consideration, either in cash or in newly issued stock. At December 31, 2001, we had cash and cash equivalents of approximately $51.7 million, including $30.2 million of restricted cash and cash equivalents, and we have no availability under the AmSouth Credit Facility.

         We do not anticipate having access to any outside sources of capital until after we emerge from bankruptcy and there is no assurance that capital will be available on agreeable terms at such time or at any time in the future. In the event cash flow from operations, unrestricted cash reserves and collections on certain notes receivable are not sufficient to fund our ongoing operations, our financial condition and our ability to emerge as a viable entity from bankruptcy may be doubtful.

CRITICAL ACCOUNTING POLICIES

         Financial Reporting Release No. 60, recently released by the SEC, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 of the

Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in preparation of our Consolidated Financial Statements. The following is a brief discussion of our more significant accounting policies.

         Revenue Recognition

         In 2001, 92% of our revenue was derived from our IPA management operations. IPA Management Revenue consists of fees paid by IPAs to us for management services, and is recognized in the month that management services are provided. In addition, we may receive a share of surplus, if any, of the capitated revenue of the IPAs in excess of healthcare claims expense. Revenue from such surpluses is recognized at the time that we can readily determine the amount of those surpluses, which usually occurs when the surplus is paid to us.

         Incurred But Not Reported Medical Claims

         At December 31, 2001, we had $26.5 million accrued for medical claims incurred but not reported under our managed care contracts. We are also responsible for determining the amount of incurred, but not reported claims for IPAs that we manage but do not own. We estimate the medical claims reserve using historical claims experience (including severity and payment lag time) and other actuarial data including current enrollment, health service utilization statistics and other related information to predict the cost of healthcare services provided to enrollees during any given period. Although we believe that our estimation methodology effectively captures trends in medical claims costs, actual payments could differ from our estimates if there are changes in the healthcare cost structure or adverse experience.

         Valuation of Intangible Assets and Goodwill

         We assess the impairment of identifiable intangibles and goodwill whenever events or changes in our operating environment indicate that the carrying value of such intangibles may not be recoverable. We measure any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model. Net intangible assets and goodwill amounted to $32.7 million at December 31, 2001.

         Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets" became effective in 2002 and as a result, we will cease to amortize approximately $19.9 million of net goodwill. We recorded approximately $2.0 million of amortization related to goodwill during 2001 and would have recorded approximately $1.4 million in 2002. In lieu of amortization, we performed an initial impairment review of our goodwill in 2002 and will perform an annual impairment review thereafter. We have performed the initial impairment review and have determined we will have no initial impairment charge resulting from the adoption of SFAS No. 142. In 2002, we expect to record amortization of approximately $1.1 million in contract service agreement rights, which have predictable cash flows and a defined term.

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

         Any of our forward-looking statements in this report and in any other public statements we make may turn out to be incorrect. These statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion including our ability to consummate the Plan as amended on substantially the terms proposed; actions which may be taken by creditors and the outcome of various administrative matters in the Chapter 11 proceeding; the possibility of delays in the effective date of the proposed Plan; our inability to access capital markets given our current financial condition; the excessive amount of time and effort that our senior management must devote to dealing with our financial condition, thereby reducing time spent directly on the operations of our businesses; we may be unable to retain top management and other key personnel; competition and general economic, demographic and business conditions, both nationally and in the regions in which we operate; existing government regulations and changes in legislative proposals for healthcare reform, including changes in Medicare and Medicaid reimbursement levels; our ability to operate IPAs and other physician organizations profitably; the ability of the IPAs to negotiate acceptable contracts with payors and the possibility of decreases in federal reimbursement; changes in contractual relationships; competition in the healthcare industry; regulatory developments and changes; the nature of capitated fee arrangements and other methods of payment for medical services; the risk of professional liability claims; and the outcome of pending litigation will be important in determining future results. Actual future results may vary materially from those reflected in the forward-looking statements.

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

         Our Common Stock Has No Value

         As a result of the Bankruptcy Filings, we anticipate that all outstanding and authorized shares of our common stock, and all warrants and options to acquire shares of our common stock and rights to acquire preferred stock will be cancelled and the holders of such securities will receive no consideration in stock of the reorganized company or cash.

         Our Plan May Not Be Confirmed

         Our Bankruptcy Filings are expected to facilitate our reorganization. As debtors-in-possession, we are authorized to operate our business, subject to the supervision of the Bankruptcy Court. No assurance can be given that we will remain debtors-in-possession and that a trustee will not be appointed to operate our business. In addition, no assurance can be given that the Bankruptcy Court will confirm our Plan. The Bankruptcy Filings may affect our ability to maintain certain present business arrangements and may also affect our ability to negotiate successfully future business arrangements. Among the relationships that may be materially affected by our bankruptcy cases are our relationships with our managed IPAs and PHOs. If these relationships are materially adversely affected, we may be unable to emerge from the bankruptcy proceedings as a viable entity. In addition, in the event the Plan is not approved, we may be unable to retain our employees.

         IPAs May Not Be Profitable

         Our IPA business constitutes over 90% of our revenue. Our IPA management revenue is contingent upon the payments from payors and, in most cases, the IPAs ability to create a surplus by managing healthcare utilization. In addition, our IPAs are subject to losses to the extent to which they share risk. In the event the IPAs' capitated fees do not exceed the cost of services, the IPAs will suffer losses. In the event the IPAs are not profitable, we may not receive fees owed to us and our results of operations will be materially adversely affected.

         Our Revenue is Dependent on the Continuation of the Pacificare
         Contracts.

         Contracts with Pacificare of California, a managed care payor in California, represented over 24% of our total revenue in 2001. PMNI and each of our managed California IPAs contracts with Pacificare, each of which is renewed on an annual basis. If these contracts were terminated or failed to be renewed, our operating revenue would be materially adversely affected.

         Our Revenue is Highly Dependent on Medicare Reimbursement

         Approximately 41% of the 2001 revenue of our affiliated IPAs and PHOs was derived from members who qualified for Medicare benefits. In the event the government lowers reimbursement rates for procedures, our revenue will be negatively impacted. In addition, many payors have discontinued enrollment in Medicare+ Choice

Plans or abandoned markets altogether because of the failure of the government reimbursement rates to keep pace with inflation and the rising costs of healthcare. In the event additional payors withdraw from our markets, our revenue will be adversely affected and the success of our long-term business strategy will be jeopardized.

         Our PhySys Model May Not Be Profitable.

         Through PhySys, we currently provide management services to physician networks of health systems and independent physician groups, including multi- and single-specialty groups, and are currently seeking additional affiliations with such groups. To date we are providing services to only two physician groups and two health systems based on this model and there can be no assurance that these affiliations will be successful, or that additional affiliations will develop. In addition, PhySys seeks to provide limited consulting services to medical organizations. There can be no assurance that new contracts will be obtained or, if obtained, that such arrangements will be profitable.

         The Outcome of Litigation May Adversely Affect Our Business and Financial Results.

         Claims have been brought against us and our operating subsidiaries which are not stayed as a result of the Bankruptcy Filings. The ultimate disposition of these matters could have a material adverse effect on our financial condition, cash flow and results of operations, as described in the discussions of such matters in "Legal Proceedings" in Item 3 in this report.

         Industry Competition May Increase.

         Managing physician organizations is a competitive business. We compete with many businesses to manage medical clinics and physicians and to provide services to IPAs. These competitors include:

              - IPA management companies;
              - hospitals and health systems;
              - multi-specialty clinics;
              - single-specialty clinics;
              - healthcare service companies; and
              - insurance companies and HMOs.

         Our competitors may have longer operating histories, greater financial resources and more reliable cash flow. We may not be able to compete successfully with existing or new competitors.

         PMNI is Highly Regulated

         PMNI holds a limited Knox-Keene license in the State of California and, as a result, is subject to significant state oversight, including tangible net equity requirements by the DMHC. During the third quarter of 2000, we reached an agreement with the DMHC regarding the funding of certain cash reserve requirements for claims payment. Our operations would be adversely affected if we failed to maintain compliance with this agreement or any other regulations applicable to Knox-Keene licenses and the California regulators took corrective action.

         Under California law, PMNI also is responsible for monitoring the financial viability of the IPAs with which it contracts. If the information submitted indicates financial deficiencies that need to be corrected, PMNI and the affected IPA are required to develop a corrective action plan and contingency plans in order to ensure the delivery of healthcare services if the corrective action fails. Our operations would be adversely affected if we failed to comply with these provisions and the DMHC took corrective action.

         Insurance Regulations May Adversely Affect Our Business.

         Our managed IPAs that do not contract through PMNI and managed physician groups typically enter into contracts and joint ventures with licensed insurance companies, such as HMOs, pursuant to which these IPAs and physician groups may be paid on a capitated fee basis. Under capitation arrangements, healthcare providers bear the risk, subject to certain loss limits, that the total costs of providing medical services to members will exceed the premiums received. To the extent that the IPAs and affiliated physician groups subcontract with physicians or other providers for their services on a fee-for-service basis, the managed IPAs and affiliated physician groups may be deemed, under state law, to be in the business of insurance. If the IPAs and physician groups are deemed to be insurers, they will be subject to a variety of regulatory and licensing requirements applicable to insurance companies or HMOs, resulting in increased costs and corresponding lower revenue for us.

         Fixed Fee Patient Arrangements May Not Be Profitable.

         As indicated above, under capitation arrangements, healthcare providers receive a fixed fee per plan member per month, and providers bear the risk, generally subject to certain loss limits, that the total costs of providing medical services to the members will exceed the fixed fee. The IPA management fees are based, in part, upon a share of the portion, if any, of the fixed fee that exceeds actual costs incurred. Some agreements with payors also contain "shared risk" provisions under which, through the IPA, the IPA and its manager can share additional fees or additional costs, depending on the utilization rates of the members and the success of the IPAs. Any significant costs that exceed the fixed fee could have a material adverse effect on our operations.

         The healthcare provider's ability to manage effectively the costs and utilization of medical services determines the profitability of capitated fee arrangements. The management fees are also based upon a percentage of revenue collected by the IPAs. Any loss of revenue by the IPAs because of the loss of affiliated physicians, the termination of third party payor contracts, or other changes in plan membership or capitated fees may reduce our revenue. Like other managed care management entities, we are often subject to liability claims arising from the incentives inherent in capitated fee arrangements and activities such as quality assurance and utilization management, which are designed to control costs through more efficient utilization of healthcare services. A successful claim on this basis against us, a physician group, health system, physician network, or IPA with whom we contract to provide services could have a material adverse effect on our operations.

         There are Numerous Regulatory Risks Associated with Our Business and Industry.

         The state and federal governments highly regulate the healthcare industry and physicians' medical practices. All states restrict the unlicensed practice of medicine. In addition, many states prohibit physicians from splitting or sharing fees with nonphysician entities. Most of the states with fee-splitting laws only prohibit a physician from sharing fees with a referral source. Because we do not refer business to our managed groups, the fee-splitting laws in most states should not restrict the physician organizations from paying our management fee. If courts determined that we violated the corporate practice of medicine or fee-splitting statutes, courts could also hold the contracts between us and our managed physicians invalid.

         Federal antitrust law prohibits conduct that may result in price fixing or other anticompetitive conduct. Additionally, there is increasing scrutiny of arrangements between healthcare providers, potential referral sources, and entities in a position to increase or decrease utilization by (i) law enforcement authorities, (ii) the Office of Inspector General of the Department of Health and Human Services, (iii) the courts and (iv) the Congress. Although we are not aware of any investigations of us that would negatively affect our business, we may be investigated in the future.

         There are currently numerous legislative and regulatory initiatives at the federal and state levels addressing patient privacy concerns. In particular, HIPAA contains provisions that may require us to acquire and implement expensive new computer systems and to adopt business procedures designed to protect the privacy of patients' individual health information. We intend to comply fully with the HIPAA regulations, once implemented, although such compliance may increase operating costs and adversely affect performance standards. Our actions may be reviewed or challenged by the authorities having responsibility for HIPAA enforcement. If we violate HIPAA, we could be subject to monetary fines and penalties, criminal sanctions, and civil causes of action. We cannot predict how further modifications to the final regulations will impact our ability to comply or the costs of compliance.

         Federal law also prohibits offering, paying, soliciting or receiving payment for referrals, or arranging for referrals of, Medicare or other federal or state health program patients or patient care opportunities. The government has adopted or proposed several different exceptions or safe harbors for arrangements that will not be deemed to violate the Anti-Kickback Statute. If we violate the Medicare or Medicaid statutes, civil and criminal penalties could be assessed, and we could be excluded from providing services to providers in such programs.

         Efforts to control healthcare costs are increasing. In many of the payor agreements of our managed IPAs, the IPAs are paid on a capitated fee basis. Therefore, the healthcare provider's ability to effectively manage the costs and utilization of medical services determines the profitability of the capitated fee. We, as well as our managed IPAs and affiliated providers, may be subject to liability claims and government enforcement action resulting from quality assurance and utilization review activities designed to control costs through more efficient utilization of healthcare services. Because we derive our revenue from the revenue generated by our managed IPAs, a higher than expected cost of providing services or a higher than expected rate of utilization may reduce our profitability.

         There Is a Risk of Tax Audit Adjustments.

         Two of our subsidiaries are currently under examination for the 1995 and 1996 tax years. We acquired the stock of these subsidiaries during 1996. We have reached an agreement to settle the audit of one of the subsidiaries for approximately $27,000 plus interest. For the years under audit and, potentially, for subsequent years, any such adjustments could require material cash payments by us. Any successful adjustment by the IRS would cause interest expense to be incurred. We do not believe the resolution of these matters will have a material adverse effect on our financial condition, although there can be no assurance as to the outcome of these matters.

         Our Involvement in the Medical Services Business Exposes Us to Risk of Professional Liability Claims.

         As a result of the fact that the physician groups with whom we had service agreements delivered medical services to the public and certain IPAs are owned by PMNI or our medical director, there is a risk of professional liability claims against us. Claims of this nature, if successful, could result in an award of damages that exceeds the limits of our insurance coverage, if any. Insurance against losses of this type can be expensive and varies from state to state. We maintain a medical malpractice policy covering most of our California operations. In some cases, we continue to be covered by insurance policies of the formerly affiliated physician groups, but in many cases, we have no insurance coverage. In the substantial majority of our markets, we did not control our affiliated physicians' and physician groups' practice of medicine or compliance with regulatory requirements and accordingly should not have liability from these operations. Such cases, however, are costly to defend, and successful malpractice claims brought against the physician groups, the managed IPAs and physician members could have a material adverse effect on our operations.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See Item 7. "Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources - Market Risks Associated With Financial Instruments."

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          PHYCOR, INC. AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Independent Auditors' Report...........................................      34

Consolidated Balance Sheets............................................      35

Consolidated Statements of Operations..................................      36

Consolidated Statements of Shareholders' Equity (Deficit)..............      37

Consolidated Statements of Cash Flows..................................      38

Notes to Consolidated Financial Statements.............................      40

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
PhyCor, Inc.:

We have audited the consolidated balance sheets of PhyCor, Inc. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PhyCor, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(a) to the consolidated financial statements, the Company has suffered recurring losses from operations, has a net capital deficiency and has a net working capital deficit that raise substantial doubt about its ability to continue as a going concern. On January 31, 2002, the Company and 47 of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. Management has developed a plan of reorganization for approval by the Company's creditors and confirmation by the U.S. Bankruptcy Court. If the plan of reorganization is accepted, continuation of the business thereafter is dependent on the Company's ability to achieve successful future operations. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

                                                 /s/ KPMG LLP


Nashville, Tennessee
April 11, 2002

                          PHYCOR, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000
                    (ALL AMOUNTS ARE EXPRESSED IN THOUSANDS)

                                                                              2001             2000
                                                                           -----------      -----------
                                              ASSETS
Current assets:
    Cash and cash equivalents - unrestricted .........................     $    21,471      $       286
    Cash and cash equivalents - restricted ...........................          30,256              641
    Accounts receivable, less allowances of $1,117 in 2001 and $2,035
      in 2000 ........................................................           2,068            2,389
    Inventories, prepaid expenses and other current assets ...........          13,444            4,810
    Notes receivable, current installments ...........................           1,077            1,514
    Assets held for sale, net ........................................              --           72,704
                                                                           -----------      -----------
                     Total current assets ............................          68,316           82,344
Property and equipment, net ..........................................           5,793           10,024
Intangible assets, net ...............................................          32,710           18,754
Notes receivable, excluding current installments .....................          13,099           31,873
Other assets .........................................................           1,091            2,019
                                                                           -----------      -----------
                     Total assets ....................................     $   121,009      $   145,014
                                                                           ===========      ===========

                                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current installments of long-term debt and capital leases ........     $       518      $    46,769
    Current installments of convertible subordinated notes and
      debentures .....................................................         313,020          305,500
    Accounts payable .................................................           2,003            2,403
    Due to physician groups ..........................................              --              113
    Salaries and benefits payable ....................................           3,797            1,909
    Incurred but not reported claims payable .........................          26,474            1,297
    Current portion of accrued restructuring reserves ................          12,817           11,277
    Other accrued expenses and current liabilities ...................          51,520           19,305
                                                                           -----------      -----------
                     Total current liabilities .......................         410,149          388,573

Long-term debt and capital leases, excluding current installments ....           1,024            3,036
Accrued restructuring reserves, excluding current portion ............           9,266           15,578
Deferred credits and other liabilities ...............................              --            2,183
                                                                           -----------      -----------
                     Total liabilities ...............................         420,439          409,370
                                                                           -----------      -----------

Minority interest in earnings of consolidated partnerships ...........           1,315              633

Shareholders' equity (deficit):
    Preferred stock, no par value, 10,000 shares authorized ..........              --               --
    Common stock, no par value; 250,000 shares authorized; issued and outstanding 73,234 shares in 2001 and 73,281 shares in 2000
                                                                               834,168          834,168
    Accumulated deficit ..............................................      (1,134,913)      (1,099,157)
                                                                           -----------      -----------
                     Total shareholders' deficit .....................        (300,745)        (264,989)
                                                                           -----------      -----------
Commitments and contingencies
                     Total liabilities and shareholders' deficit .....     $   121,009      $   145,014
                                                                           ===========      ===========

          See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
     (ALL AMOUNTS ARE EXPRESSED IN THOUSANDS, EXCEPT FOR EARNINGS PER SHARE)

                                                           2001            2000             1999
                                                        ---------      -----------      -----------
Net revenue .......................................     $ 298,319      $   914,195      $ 1,516,195
Operating expenses:
    Cost of provider services .....................       186,256          227,177          204,202
    Salaries, wages and benefits ..................        53,335          280,159          490,738
    Supplies ......................................         4,602          112,799          222,007
    Purchased medical services ....................           312           17,289           36,403
    Other expenses ................................        50,955          157,473          235,165
    General corporate expenses ....................        13,630           22,213           32,305
    Rents and lease expense .......................         7,012           61,349          118,104
    Depreciation and amortization .................         7,895           50,818           90,435
    Provision for (recovery of) asset revaluation,
      restructuring and refinancing ...............        (5,046)         559,878          430,965
                                                        ---------      -----------      -----------
           Net operating expenses .................       318,951        1,489,155        1,860,324
                                                        ---------      -----------      -----------
Loss from operations ..............................       (20,632)        (574,960)        (344,129)
Other (income) expense:
    Interest income ...............................        (3,625)          (6,059)          (5,022)
    Interest expense ..............................        18,157           35,739           40,031
                                                        ---------      -----------      -----------
           Loss before income taxes, minority
              interest and extraordinary item .....       (35,164)        (604,640)        (379,138)
Income tax expense ................................            33            1,029           53,318
Minority interest in earnings of consolidated
   partnerships ...................................           559            2,715           13,088
                                                        ---------      -----------      -----------
           Loss before extraordinary item .........       (35,756)        (608,384)        (445,544)
Extraordinary item - gain from early extinguishment
   of convertible subordinated debentures .........            --               --            1,018
                                                        ---------      -----------      -----------
           Net loss ...............................     $ (35,756)     $  (608,384)     $  (444,526)
                                                        =========      ===========      ===========

Earnings (loss) per share:
    Basic - Continuing operations .................     $   (0.49)     $     (8.30)     $     (5.92)
            Extraordinary item ....................            --               --             0.01
                                                        ---------      -----------      -----------
                                                        $   (0.49)     $     (8.30)     $     (5.91)
                                                        =========      ===========      ===========

    Diluted - Continuing operations ...............     $   (0.49)     $     (8.30)     $     (5.92)
              Extraordinary item ..................            --               --             0.01
                                                        ---------      -----------      -----------
                                                        $   (0.49)     $     (8.30)     $     (5.91)
                                                        =========      ===========      ===========
Weighted average number of shares and dilutive
    share equivalents outstanding:
    Basic .........................................        73,239           73,281           75,179
    Diluted .......................................        73,239           73,281           75,179
                                                        =========      ===========      ===========

          See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                    (ALL AMOUNTS ARE EXPRESSED IN THOUSANDS)

                                                                                    RETAINED
                                                                                    EARNINGS
                                                         COMMON STOCK             (ACCUMULATED
                                                     SHARES         AMOUNT          DEFICIT)          TOTAL
                                                     ------       ---------       -----------       ---------
Balances at December 31, 1998 ................       75,824         850,657           (46,247)        804,410
   Issuance of common stock, net of offering
     expenses totaling $46 ...................          348             797                --             797
   Repurchase of common stock ................       (2,861)        (13,486)               --         (13,486)
   Cancellation of common stock and warrants .          (30)         (4,316)               --          (4,316)
   Conversion of subordinated notes payable
     to common stock .........................            1              22                --              22
   Stock options exercised ...................          197             602                --             602
   Net loss ..................................           --              --          (444,526)       (444,526)
                                                     ------       ---------       -----------       ---------
Balances at December 31, 1999 ................       73,479         834,276          (490,773)        343,503
   Issuance of common stock, net of offering
     expenses totaling $1 ....................          295             182                --             182
   Refund of stock purchase plan contributions           --            (290)               --            (290)
   Cancellation of common stock ..............         (493)             --                --              --
   Net loss ..................................           --              --          (608,384)       (608,384)
                                                     ------       ---------       -----------       ---------
Balances at December 31, 2000 ................       73,281       $ 834,168       $(1,099,157)      $(264,989)
   Cancellation of common stock ..............          (47)             --                --              --
   Net loss ..................................           --              --           (35,756)        (35,756)
                                                     ------       ---------       -----------       ---------
Balances at December 31, 2001 ................       73,234       $ 834,168       $(1,134,913)      $(300,745)
                                                     ======       =========       ===========       =========

          See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                    (ALL AMOUNTS ARE EXPRESSED IN THOUSANDS)

                                                                          2001            2000            1999
                                                                       ---------      ---------      ---------
Cash flows from operating activities:
    Net loss .....................................................     $ (35,756)     $(608,384)     $(444,526)
    Adjustments to reconcile net loss to  net cash provided
       (used) by operating activities:
       Depreciation and amortization .............................         7,895         50,818         90,435
       Deferred income taxes .....................................            --             --         51,355
       Minority interests ........................................           559          2,715         13,088
       Provision for (recovery of) asset revaluation,
         restructuring and refinancing ...........................        (5,046)       559,878        430,965
       Write down of notes receivable ............................         4,564             --             --
       Accretion of convertible subordinated notes ...............         7,520          6,750          2,250
       Increase (decrease) in cash, net of effects of acquisitions and dispositions due to changes in:
           Accounts receivable, net ..............................         5,593         31,770         16,323
           Inventories, prepaid expenses and other current
             assets ..............................................         7,627         16,336        (16,125)
           Accounts payable ......................................        (4,432)       (10,888)         5,079
           Due to physician groups ...............................           282         (4,892)       (11,017)
           Incurred but not reported claims payable ..............         7,771         14,279         (8,771)
           Accrued restructuring reserves ........................        (4,890)       (29,814)       (18,982)
           Other accrued expenses and current liabilities ........         5,885        (23,014)         5,312
                                                                       ---------      ---------      ---------
              Net cash (used) provided by operating activities ...        (2,428)         5,554        115,386
                                                                       ---------      ---------      ---------
Cash flows from investing activities:
    Dispositions, net ............................................        68,381        210,528         33,648
    Purchase of property and equipment ...........................          (447)       (18,337)       (51,719)
    Proceeds from (payments for) other assets ....................         4,912         14,649        (17,221)
    Restricted cash held for sale ................................        30,378        (30,378)            --
                                                                       ---------      ---------      ---------
              Net cash provided (used) by investing activities ...       103,224        176,462        (35,292)
                                                                       ---------      ---------      ---------
Cash flows from financing activities:
    Net proceeds from issuance of convertible subordinated
      notes ......................................................            --             --         92,533
    Net proceeds from issuance of common stock and warrants ......            --            165          1,759
    Refund of stock purchase plan contributions ..................            --           (290)            --
    Repurchase of common stock ...................................            --             --        (13,486)
    Repayment of long-term borrowings ............................       (47,994)      (228,542)      (151,398)
    Repayment of obligations under capital leases ................           (85)        (3,148)        (6,200)
    Distributions of minority interests ..........................        (1,917)        (4,482)       (15,586)
    Loan costs incurred ..........................................            --         (5,504)        (1,318)
                                                                       ---------      ---------      ---------
             Net cash used by financing activities ...............       (49,996)      (241,801)       (93,696)
                                                                       ---------      ---------      ---------
Net increase (decrease) in cash and cash equivalents .............        50,800        (59,785)       (13,602)
Cash and cash equivalents - beginning of year ....................           927         60,712         74,314
                                                                       ---------      ---------      ---------
Cash and cash equivalents - end of year ..........................     $  51,727      $     927      $  60,712
                                                                       =========      =========      =========

          See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                    (ALL AMOUNTS ARE EXPRESSED IN THOUSANDS)

                                                                           2001           2000          1999
                                                                         --------      ---------      ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid (received) during the year for:
   Interest ........................................................     $    881      $  28,138      $  40,593
   Income taxes, net of refunds ....................................         (883)           611        (13,560)
                                                                         ========      =========      =========
SUPPLEMENTAL SCHEDULE OF INVESTING ACTIVITIES:
Effects of dispositions and acquisitions, net:
   Assets acquired, net of cash ....................................           --      $  (1,694)     $ (21,722)
   Liabilities paid, including deferred purchase price payments ....          (67)        (7,262)       (33,193)
   Issuance (cancellation) of convertible subordinated notes payable           --             --         (9,806)
   Issuance (cancellation) of common stock and warrants ............           --             --         (4,676)
   Cash received from disposition of clinic assets, net ............       68,448        219,484        103,045
                                                                         --------      ---------      ---------
Dispositions (acquisitions), net ...................................     $ 68,381      $ 210,528      $  33,648
                                                                         ========      =========      =========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital lease obligations incurred to acquire equipment ............     $     --      $     220      $     399
                                                                         ========      =========      =========
Conversion of subordinated notes payable to common stock ...........     $     --      $      --      $      22
                                                                         ========      =========      =========



See accompanying notes to consolidated financial statements.

                          PHYCOR, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

(1)           ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND
              PRACTICES

              (a) BASIS OF PRESENTATION, GOING CONCERN AND LIQUIDITY ISSUES

              The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern with the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations, has a net capital deficiency and has a net working capital deficit that raise substantial doubt about its ability to continue as a going concern. On January 31, 2002, the Company and 47 of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Filings") with the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") (Case No. 02-40278 (PCB)). On that date, the Company also filed a joint plan of reorganization (as and to the extent subsequently amended, the "Plan"), which sets forth the manner in which claims against, and interests in, the Company will be treated following its emergence from bankruptcy, as well as a disclosure statement. The disclosure statement has not yet been approved by the Bankruptcy Court. The IPA management operating subsidiaries are not part of the Chapter 11 case and have continued paying, in the ordinary and normal course of business, all wages, benefits and other employee obligations as well as all outstanding and ongoing accounts payable to their vendors.

              The Company elected to seek Chapter 11 protection to attempt to realign its capital structure and to preserve the value of its remaining businesses for its creditors. The Company had been in negotiations regarding the reorganization with an informal committee of holders of the Company's 4.5% convertible subordinated debentures ("Notes") and Warburg, Pincus Equity Partners, L.P. ("Warburg, Pincus"), which through its affiliates holds all of our zero coupon convertible subordinated notes ("Zero Coupon Notes"). The Company filed the Plan with the support of certain of these creditors, which collectively hold approximately two-thirds of its outstanding indebtedness. The Plan is subject to a number of conditions, including approval by certain of the Company's creditors and confirmation by the Bankruptcy Court. Creditors who do not vote in favor of the Plan may challenge its confirmation. Resolution of any such challenges could result in delays and increased expenses as well as failure of the Plan.

              If the Plan is confirmed, the Company's general unsecured creditors, including the holders of the Notes ("Bondholders") and Warburg, Pincus, will receive shares of the reorganized Company's common stock or, in certain instances, cash in an amount equal to approximately 11.9% of their claims in full satisfaction of their claims. Under the terms of the Plan, the Company's outstanding common stock, options, warrants and rights to purchase preferred stock will be cancelled and holders of these securities will not receive any consideration, either in cash or in newly issued stock. The Company currently has outstanding approximately 73,000,000 shares of common stock and options and warrants to purchase approximately 2,506,000 and 348,000 shares of common stock, respectively, all of which will be cancelled for no consideration.

              Except as may be otherwise determined by the Bankruptcy Court overseeing the Bankruptcy Filings, the automatic stay protection afforded by the Bankruptcy Filings prevents any creditor or other third parties from taking any action in connection with any defaults under prepetition obligations of the Company and those of its subsidiaries which are debtors in the Bankruptcy Filings.

              The consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of recorded assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty. In addition, because the Company filed the Bankruptcy Filings subsequent to December 31, 2001, the accompanying consolidated financial statements have not been prepared in accordance with Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), and do not include comprehensive disclosures of liabilities subject to compromise. Financial statements prepared subsequent to the filing date under Chapter 11 will be prepared reflecting such amounts subject to compromise.

              The Company's ability to continue as a going concern is dependent upon, among other things, future profitable operations, the ability to generate sufficient cash flow from operations, financing arrangements to meet obligations and confirmation of the Plan.

              During 2001, the Company incurred approximately $3.0 million of legal, accounting, consulting and other fees in connection with the Company's financial reorganization.

              (b) DESCRIPTION OF BUSINESS

              The Company is a medical network management company that develops and manages independent practice associations ("IPAs"), manages physician hospital organizations ("PHOs"), provides contract management services to physician networks owned by health systems, manages certain medical organizations and provides consulting services to independent medical organizations. Historically, the Company, through wholly-owned subsidiaries, had acquired certain assets of and operated clinics under long-term service agreements with affiliated physician groups that practiced exclusively through such clinics. The Company provided administrative and technical support for professional services rendered by the physician groups under service agreements. In 2001, the Company divested the assets related to its remaining affiliated physician groups and used the proceeds to fully repay borrowings under its bank credit facility with Citicorp (the "Citicorp Credit Facility"). Through the CareWise, Inc. subsidiary ("CareWise"), which was sold in May 2001, the Company also provided healthcare decision-support services to managed care organizations, healthcare providers, employers and other group associations.

              The Company manages IPAs which are networks of independent physicians. Fees earned from managing the IPAs are based upon a percentage of revenue collected by the IPAs and also upon a share of surplus, if any, of capitated revenue of the IPAs (See Note 3). These IPAs included approximately 8,000 and 16,600 physicians in nine and 14 markets at December 31, 2001 and 2000, respectively. Affiliated physicians provided medical services under capitated contracts to approximately 468,000 members, including approximately 63,000 Medicare eligible members at December 31, 2001.

              (c) PRINCIPLES OF CONSOLIDATION

              The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries, partnerships and other entities in which the Company has more than a 50% ownership interest or exercises control. All significant intercompany balances and transactions are eliminated in consolidation. Historically, the Company did not consolidate the physician practices it provided management services to because it did not have operating control over these practices. The IPAs and the few remaining physician practices which are owned and operated by the Company are consolidated.

              (d) USE OF ESTIMATES

              Management of the Company made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

              (e) CASH AND CASH EQUIVALENTS

              The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Restricted cash and cash equivalents as of December 31, 2001, included amounts held to meet regulatory requirements, amounts restricted to the operations of certain IPA partnerships and collateral for letter of credit obligations.

              (f) ACCOUNTS RECEIVABLE

              At December 31, 2001, accounts receivable primarily represented current IPA surplus receivables. In prior years, accounts receivable predominately represented receivables from patients and third-party payors for medical services provided by physician groups. Under terms of the former clinic service agreements, the Company purchased receivables generated by the physician groups on a monthly basis with recourse. The amount of receivables that relate to receivables purchased from physician groups was approximately $0.2 million and $1.1 million at December 31, 2001 and 2000, respectively. Such amounts were recorded net of contractual allowances and estimated bad debts and were a function of net clinic revenue rather than net revenue of the Company (See
              Note 3).

              (g) INVENTORIES

              Prior to 2001, inventories were comprised primarily of medical supplies, medications and other materials used in the delivery of healthcare services by the physician groups at the Company's clinics and hospitals. The Company valued inventories at the lower of cost or market with cost determined using the first-in, first-out (FIFO) method. At December 31, 2001, the Company had no inventory due to the divestiture of the remaining physician clinic and hospitals assets.

              (h) PROPERTY AND EQUIPMENT

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

              (i) INTANGIBLE ASSETS

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

              EXCESS OF COST OF ACQUIRED ASSETS OVER FAIR VALUE

              Excess of cost of acquired assets over fair value (goodwill) is amortized using the straight-line method over a period not to exceed 25 years. See Discussion of FASB Statement No. 142, Goodwill and Other Intangible Assets in Note 2.

              OTHER INTANGIBLE ASSETS

              Other intangible assets include costs associated with obtaining financing that are being amortized systematically over the terms of the related debt agreements.

              AMORTIZATION AND RECOVERABILITY

              Amortization of intangibles amounted to $4.1 million, $20.3 million and $37.9 million for 2001, 2000 and 1999, respectively.

              The Company periodically reviews its intangible assets to assess their recoverability and impairments are recognized in the statement of operations if a permanent impairment is determined to have occurred. Recoverability of intangibles is determined based on undiscounted future operating cash flows from the related business unit or activity. The amount of impairment, if any, is measured based on discounted future operating cash flows using a discount rate determined by management to be commensurate with the risk inherent in the Company's current business model. The assessment of the recoverability of intangible assets will be impacted if estimated future operating cash flows are not achieved.

              (j) IMPAIRMENT OF LONG-LIVED ASSETS

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

              (k) INCOME TAXES

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

              (l) INCURRED BUT NOT REPORTED MEDICAL CLAIMS

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

              (m) REVENUE RECOGNITION

              North American Medical Management, Inc. ("NAMM"), a wholly-owned subsidiary of the Company, through its subsidiaries, manages IPAs and PHOs in four states. NAMM's California subsidiary, North American Medical Management California, Inc. ("NAMM California"), manages the Company's IPAs in California, and its affiliate, PrimeCare Medical Network, Inc. ("PMNI"), owns certain of these IPAs. Approximately 92% of the Company's revenue was derived from its IPA management operations in 2001. The management agreements for the IPAs which contract with PMNI provide for NAMM California to receive a percentage of revenue that is no less than NAMM's cost to manage plus the surplus remaining after distributions to physicians. The management agreements for the PHOs and IPAs which do not contract with PMNI provide for the NAMM subsidiary to receive fees based upon a percentage of either revenue collected by the IPAs or a per member per month payment plus a share of surplus, if any, of capitated revenue of the IPAs or PHOs in excess of any healthcare claims expense. These management fees are recognized in the month that management services are provided. Revenue from any surpluses is recognized at the time that the Company can readily determine that those surpluses have been earned. PMNI and the owned IPAs are exposed to losses if the cost of physician professional services exceeds the capitated payments received from healthcare payors. PMNI also assumes some risk for institutional (hospital) costs. Any loss on a capitated contract is recorded when the Company determines that such loss is probable and reasonably estimable. The remaining 8% of the Company's revenue derived in 2001 and revenue earned prior to 2001 is described in
              Note 3.

              (n) FINANCIAL INSTRUMENTS

              The Company terminated its interest rate swap agreements in July 2000 and received payments totaling $2.2 million which were recorded as a deferred gain and amortized over the term of the Citicorp Credit Facility. The proceeds were used to reduce amounts outstanding under its Citicorp Credit Facility. These agreements were accounted for on the accrual method. The Company has historically not engaged in trading activities in its interest rate swap agreements and does not intend to so do in the future.

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

              (o) STOCK OPTION PLANS

              The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25" issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

              (p) EARNINGS (LOSS) PER SHARE

              Basic earnings (loss) per share is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted earnings (loss) per share reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period.

              Options and warrants to purchase 2,829,000, 3,504,000 and 17,476,000 shares of common stock were outstanding at December 31, 2001, 2000 and 1999, respectively, but were not included in the computation of diluted EPS due to losses for all years and the options and warrants being antidilutive. Antidilutive securities at December 31, 1999 also included 151,000 shares of common stock to be issued at future dates related to clinic acquisitions. Additionally, subordinated notes payable convertible into 12,000, 24,000 and 223,000 shares at December 31, 2001, 2000 and 1999, respectively, were antidilutive. In 2000 and 1999, interest paid on the convertible notes was offset by service agreement fees received by the Company of an equal amount.

              (q) COMPREHENSIVE INCOME (LOSS)

              Comprehensive income (loss) generally includes all changes in equity during a period except those resulting from investments by shareholders and distributions to shareholders. Net income (loss) was the same as comprehensive income (loss) for 2001, 2000 and 1999.

              (r) RECLASSIFICATIONS

              Certain prior year amounts have been reclassified to conform to the 2001 presentation.

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

              The Company's adoption of SFAS No. 142, as of January 1, 2002, did not result in any impairment charges. Since adoption, goodwill existing at June 30, 2001, is no longer amortized but instead will be assessed for impairment at least annually. Goodwill amortization expense for 2001 was approximately $2.0 million.

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

              The Company is required to adopt Statement 144 no later than the year beginning after December 15, 2001, and adopted its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121.

(3)           NET REVENUE

              Net revenue of the Company is comprised of IPA management revenue ("IPA Management Revenue"), net clinic service agreement revenue, other operating revenue and prior to 2001, net hospital revenue. As a result of the Company's divestiture of its remaining multi-specialty medical clinic assets in April 2001 and CareWise in May 2001, net revenue, in 2001, primarily is comprised of IPA Management Revenue.

              IPA Management Revenue consists of fees paid by IPAs to the Company for management services and payments for healthcare costs, usually made under capitated arrangements, and is recognized in the month that management services are provided. In addition, the Company may receive a share of surplus, if any, of capitated revenue of the IPAs in excess of healthcare claims expense. Revenue from such surpluses is recognized at the time that the Company can readily determine the amount of those surpluses, which usually occurs when the surplus is received. PMNI and the owned IPAs are exposed to losses if the cost of physician professional services exceeds the capitated payments received from healthcare payors. PMNI also assumes some risk for institutional (hospital) costs. Any loss on a capitated contract is recorded when the Company determines that such loss is probable and reasonably estimable.

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

              Hospital revenue for inpatient and outpatient services are recorded when services were rendered, net of provisions for contractual allowances and other adjustments. The Company sold its remaining hospital effective January 1, 2001; therefore, no hospital revenue was recorded during 2001. Other operating revenue consists of revenue relating to the Company's demand management subsidiary, CareWise, which was sold in May 2001 and revenue from contract management services. Revenue from contract management services are recorded when the services are provided in accordance with a fee schedule contractually determined.

              The following represent amounts included in the determination of net revenue (in thousands):


                                                                      2001             2000            1999
                                                                    ----------      ----------      ----------
              Gross physician group, hospital and other             $   40,177      $1,761,621      $3,309,195
              revenue
              Less:
                   Provisions for doubtful accounts and
                   contractual adjustments ...................          10,334         814,377       1,425,570
                                                                    ----------      ----------      ----------
                       Net physician group, hospital and
                         other revenue .......................          29,843         947,244       1,883,625
              IPA revenue: ...................................         520,221         912,415       1,120,843
                                                                    ----------      ----------      ----------
                       Net  physician group, hospital, IPA
                         and other revenue ...................         550,064       1,859,659       3,004,468
              Less amounts  retained by  physician  groups and
              IPAs:
                   Physician groups ..........................           5,311         311,672         641,480
                   Clinic technical employee compensation ....             815          42,617          84,232
                   IPAs ......................................         245,619         591,175         762,561
                                                                    ----------      ----------      ----------
                       Net revenue ...........................      $  298,319      $  914,195      $1,516,195
                                                                    ==========      ==========      ==========


              In 2001, the Company derived most of its net revenue from those affiliated IPAs with which it had management agreements. The Company's affiliated IPAs derived approximately 41%, 51% and 49% of their net revenue from services provided under the Medicare program for the years ended December 31, 2001, 2000 and 1999, respectively. Contracts with Pacificare of California, a managed care payor in California, represented over 24% of net revenue in 2001.

(4)           ACQUISITIONS

              (a) INDEPENDENT PRACTICE ASSOCIATIONS (IPAS)

              Effective January 1, 1995, the Company completed its merger with North American Medical Management, Inc. (NAMM), an operator and manager of IPAs. During 1999, the Company recorded goodwill of approximately $3.5 million primarily related to additional investments in an IPA market and the acquisition of the remaining interest in its Kentucky HMO. At December 31, 2001, unamortized goodwill of approximately $1.9 million remains on the Company's balance sheet relating to the NAMM acquisition.

              Subsequent to December 31, 2001, NAMM California, a wholly-owned subsidiary of NAMM, acquired certain California-based assets and management contracts of seven IPAs managed by Medical Pathways, Inc. The IPAs provide healthcare services for approximately 230,000 commercial equivalent members.

              (b) PRIMECARE INTERNATIONAL, INC. ("PrimeCare")

              In May 1998, the Company acquired PrimeCare, a medical network management company serving southern California's Inland Empire area, in a purchase business combination for approximately 4.0 million shares of common stock, assumed liabilities and cash for an aggregate purchase price of approximately $187.2 million. PrimeCare's delivery network was comprised of an integrated campus, including the Desert Valley Medical Group, Desert Valley Hospital and Apple Valley Surgery Center, as well as the Inland Empire area IPA network. Goodwill of approximately $143.4 million was recorded in conjunction with the purchase. The Desert Valley Medical Group, Desert Valley Hospital and Apple Valley Surgery Center were sold in January, 2001. The Inland Empire area IPA network was not sold and is a critical component to the Company's IPA operations in the California market. At December 31, 2001, unamortized goodwill of approximately $17.9 million remains on the Company's balance sheet relating to the PrimeCare acquisition. In 2001, PrimeCare's employees and substantially all of its management contracts were transferred to NAMM California.

              (c) CAREWISE

              In July 1998, the Company acquired Seattle-based CareWise, a provider of healthcare decision-support services for approximately
              3.1 million shares of common stock and assumed liabilities for an aggregate purchase price of approximately $67.1 million. The acquisition was accounted for as a purchase. Goodwill of approximately $59.5 million was recorded in conjunction with the purchase. CareWise was sold in May 2001 for approximately $8.4 million in cash in addition to the assumption of certain liabilities.

              (d) MULTI-SPECIALTY MEDICAL CLINICS

              The Company did not affiliate with any multi-specialty medical clinics during 2001 or 2000. In 2001, the Company terminated service agreements with its remaining multi-specialty medical clinics. Effective November 1, 1999, the Company affiliated with the Rockford Health System located in Rockford, Illinois. The Company's contract with the Rockford Health System will expire on December 31, 2002.

              Historically, the Company acquired certain operating assets of various individual physician practices and single specialty groups which were merged into clinics already operated by the Company. In 1999, service agreement rights of approximately $2.1 million were recorded in conjunction with mergers. The Company acquired operating assets and liabilities in exchange for cash. Such consideration for the above mergers was approximately $2.6 million for 1999. The acquisitions were accounted for as purchases, and the accompanying consolidated financial statements include the results of their operations from the dates of their respective acquisitions. The physicians as employees of the clinics became subject to the terms of the applicable service agreement.

              (e) FIRST PHYSICIAN CARE, INC. ("FPC")

              In July 1998, the Company acquired Atlanta-based FPC, a privately-held physician practice management company that operated in six markets in Texas, Florida, Illinois, New York and Georgia, and provided practice management services to approximately 140 physicians. The acquisition was made for approximately 2.9 million shares of common stock and assumed liabilities for an aggregate purchase price of approximately $60.4 million, and was accounted for as a purchase. Goodwill of approximately $43.4 million was recorded in conjunction with the purchase in 1998. The operations of First Physician Care, Inc. were sold, liquidated or discontinued as of December 31, 2000 and no related goodwill remained on the Company's balance sheet at December 31, 2001.

(5)           BUSINESS SEGMENTS

              As a result of the sale of its remaining multi-specialty clinic assets in 2001, the Company only has one reportable segment which meets the quantitative thresholds based on the way management has organized its operations. Presentation of two business segments in 2001 is provided solely for comparison with prior year business segment information. The Company derives its revenue primarily from operating and managing IPAs (See Note 3). In addition, the Company provided healthcare decision-support services through May 2001 that do not meet the quantitative thresholds for reportable segments and have therefore been aggregated within the corporate and other category.

              The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on earnings from operations before asset revaluation, restructuring and refinancing charges, merger expenses, minority interest and income taxes. The following is a financial summary by business segment for the periods indicated (in thousands):


                                                                            2001                2000                1999
                                                                         -----------         -----------         -----------
              IPAs:
              Net revenue .......................................        $   274,602         $   321,240         $   358,282
              Operating expenses(1) .............................            273,050             339,924             338,970
              Interest income ...................................               (746)             (2,389)             (2,505)
              Interest expense ..................................              1,308               9,798              10,674
              Earnings (loss) before taxes and minority
                interest(1) .....................................                990             (26,093)             11,143
              Depreciation and amortization .....................              3,477              12,775              13,750
              Segment assets ....................................             77,399              71,590             286,979

              Multi-specialty clinics:
              Net revenue .......................................              8,243             536,889           1,103,350
              Operating expenses(1) .............................              8,123             504,810           1,001,394
              Interest income ...................................                 (7)             (5,928)             (3,283)
              Interest expense ..................................                230              33,872              75,406
              Earnings (loss) before taxes and minority
                interest(1) .....................................               (103)              4,135              29,833
              Depreciation and amortization .....................                311              25,992              67,576
              Segment assets ....................................                 --              37,703             789,344

              Corporate and other(2):
              Net revenue .......................................             15,474              56,066              54,563
              Operating expenses(1) .............................             42,824              84,543              88,995
              Interest income ...................................             (2,872)              2,258                 766
              Interest expense ..................................             16,619              (7,931)            (46,049)
              Earnings (loss) before taxes, minority interest and
                extraordinary item(1) ...........................            (41,097)            (22,804)             10,851
              Depreciation and amortization .....................              4,107              12,051               9,109
              Segment assets ....................................             43,610              35,721             118,602


--------------
              (1) Amounts exclude provision for asset revaluation, restructuring and refinancing.
              (2) This segment includes all corporate costs as well as the results for CareWise through May 2001, and in 2000 and 1999, hospitals managed by the Company and real estate holdings.

(6)           NOTES RECEIVABLE

              The Company accepted notes receivable as partial consideration for the disposition of the assets of several clinics. The sale of these clinics were to, and the notes received are from, unrelated parties. The notes receivable at December 31, consist of the following (in thousands):


                                                                                        2001              2000
                                                                                      ---------        ---------
             Notes receivable..............................................           $  18,664        $  37,325
             Less: discount to fair value (rates approximating 16%)........               4,488            3,938
                                                                                      ---------        ---------
               Notes receivable, net.......................................              14,176           33,387
               Less current installments...................................               1,077            1,514
                                                                                      ---------        ---------
               Notes receivable, excluding current installments............           $  13,099        $  31,873
                                                                                      =========        =========


              In January 2001, the Company accepted a $7.2 million prepayment for a $15.1 million long-term note receivable included in notes receivable above. The resulting charge to earnings was recorded in the first quarter of 2001.

(7)           PROPERTY AND EQUIPMENT

              Property and equipment at December 31, consists of the following (in thousands):


                                                                                        2001              2000
                                                                                      --------         --------
             Buildings and leasehold improvements.............................        $  3,689         $  5,024
             Equipment........................................................           9,645           12,406
             Construction in progress.........................................              --               42
                                                                                      --------         --------
                                                                                        13,334           17,472
             Less accumulated depreciation and amortization...................           7,541            7,448
                                                                                      --------         --------
               Property and equipment, net.................................           $  5,793         $ 10,024
                                                                                      ========         ========

             At December 31, 2001 equipment with a cost of approximately $300,000, and accumulated amortization of approximately $275,000, respectively, was held under capital leases. At December 31, 2000 equipment held under capital leases were related to entities classified as held for sale in the accompanying consolidated balance sheet.

(8)          INTANGIBLE ASSETS

              Intangible assets at December 31, net of accumulated amortization, consist of the following (in thousands):

                                                                                         2001            2000
                                                                                       --------        --------
           Clinic service agreements........................................           $  6,178        $  7,544
           Excess of cost of acquired assets over fair value................             19,856           2,000
           Loan issuance costs..............................................              6,676           9,210
                                                                                       --------        --------
             Intangible assets, net......................................              $ 32,710        $ 18,754
                                                                                       ========        ========


             At December 31, 2000, intangible assets related to PrimeCare operations were classified as held for sale.

(9)          FAIR VALUE OF FINANCIAL INSTRUMENTS

             At December 31, 2001 and 2000, the fair value of the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximated their carrying value because of the short maturities of those financial instruments. The fair value of the Company's long-term debt also approximates its carrying value since the related notes bear interest at current market rates.

             The estimated fair value of the Company's Zero Coupon Notes was approximately $11.7 million and $12.5 million as of December 31, 2001 and 2000, respectively. The carrying value of the Zero Coupon Notes was approximately $116.5 million and $109.0 million at December 31, 2001 and 2000, respectively. The estimated fair value of these convertible securities is based on the greater of their yield to maturity and quoted market prices for similar debt issues or the closing market value of the common shares into which they could have been converted at the respective balance sheet date. The estimated fair value of the Company's Notes was approximately $19.6 million and $22.6 million as of December 31, 2001 and 2000, respectively, compared to a carrying value of $196.5 million at December 31, 2001 and 2000. The estimated fair value of the Notes is based on quoted market prices at these dates.

(10)         CONVERTIBLE SUBORDINATED NOTES AND DEBENTURES

             At December 31, 2001 and 2000, $196.5 million in principal was outstanding under the Notes which mature in 2003. Failure by the Company to make the interest payments in 2001 on the Notes resulted in an event of default under the terms of the related indenture. The Notes and accrued interest of $12.4 million at December 31, 2001 are classified as current liabilities.

             The Notes were originally priced at par with a coupon rate of 4.5% and are convertible into the Company's common stock at $38.67 per share. During the third quarter of 1999, the Company purchased $3.5 million of the Notes for a total consideration of approximately $2.5 million, resulting in an extraordinary gain of approximately $1.0 million.

             In September 1999, the Company issued the Zero Coupon Notes to funds managed by Warburg Pincus resulting in net proceeds of $92.5 million. The terms of the Zero Coupon Notes provide for a 6.75% yield, conversion at an initial conversion price of $6.67 at the option of the holder into approximately 15.0 million shares of the Company's common stock and accretion to a maturity value of approximately $266.4 million at the 15-year maturity date. The carrying value of the Zero Coupon Notes was $116.5 million and $109.0 million at December 31, 2001 and 2000, respectively.

             Both the Notes and the Zero Coupon Notes are subject to compromise as result of the Company's Chapter 11 bankruptcy filing.

(11)         LONG-TERM DEBT

              Long-term debt at December 31, consists of the following (in thousands):


                                                                                        2001             2000
                                                                                       -------        -------
              Bank credit facility, bearing interest at a weighted average rate
                 of 11.33% at December 31, 2000 ...............................        $    --        $44,733
              Mortgages payable, bearing interest at 9.75%, secured by
                 real property ................................................          1,097          4,012
              Capital lease obligations .......................................            127            121
              Other notes payable .............................................            318            939
                                                                                       -------        -------
                Total long-term debt ..........................................          1,542         49,805
              Less current installments .......................................            518         46,769
                                                                                       -------        -------
                Long-term debt, excluding current installments ................        $ 1,024        $ 3,036
                                                                                       =======        =======


             The Company modified its Citicorp Credit Facility and its synthetic lease facility several times in 2000 and 2001. The Citicorp Credit Facility, as amended August 25, 2000, provided for the conversion of outstanding balances under the previous revolving credit and synthetic lease facilities and outstanding letters of credit to a term loan ("Term Loan") and a $25 million revolving loan ("Revolving Loan"). Amounts were available under this Revolving Loan only to the extent repayments were made from excess cash flows of the Company. Under the terms of this amended Citicorp Credit Facility, net cash proceeds from asset sales were required to be prepaid against outstanding borrowings under the Term Loan, the Revolving Loan and then to cash collateralize outstanding letters of credit. Pursuant to the March 30, 2001 amendment, irrespective of asset sales, the aggregate balance of these loans and uncollateralized letters of credit were required to be reduced on an established timetable until maturity on December 31, 2001. During the first quarter of 2001, all borrowings under the Citicorp Credit Facility had been repaid and during the second quarter of 2001, outstanding letters of credit were fully collateralized with cash held by the agent bank. The Citicorp Credit Facility terminated December 31, 2001.

             Outstanding borrowings and letters of credit issued under the Citicorp Credit Facility were secured by the capital stock of the Company's significant subsidiaries (as defined in the Citicorp Credit Facility), certain real property of the Company and the personal property held by the significant subsidiaries.

             In October 2001, the Company entered into a one-year credit agreement with AmSouth Bank (the "AmSouth Facility") which provides for the issuance of letters of credit up to an aggregate of $2.65 million to replace those outstanding at that time under the Citicorp Credit Facility. To date in 2002, a letter of credit for $0.4 million expired and letters of credit totaling $0.4 million were drawn. At April 10, 2002, letters of credit aggregating $1.85 million are outstanding under the AmSouth Facility and are collateralized with $2.4 million cash. Reimbursement to AmSouth for the letter of credit draws is pending approval by the Bankruptcy Court. The Company does not anticipate having any additional access to capital until it emerges from bankruptcy although there can be no assurance that funds will be available on terms acceptable to the Company at such time or any time in the future.

             The Company's synthetic lease facility, as amended in January 2000, provided off balance sheet financing with an option to purchase the leased facilities at the end of the lease term. The August 2000 amendment resulted in the conversion of $19.3 million of amounts outstanding under the synthetic lease facility into the term loan under the Citicorp Credit Facility. In November 2000, all remaining amounts outstanding under the synthetic lease facility were repaid using asset sale proceeds and the synthetic lease facility was terminated.

             The Company recorded approximately $3.4 million of refinancing charges related to the amendment and restatement of the Citicorp Credit Facility in 2000. This charge represented unamortized costs that were expensed as a result of the reduced commitment amounts and the acceleration of the maturity date of the Citicorp Credit Facility.

             The aggregate maturities of long-term debt at December 31, 2001 are as follows (in thousands):

                    2002.................................   $   518
                    2003.................................        89
                    2004.................................        94
                    2005.................................       104
                    2006.................................       737
                    Thereafter...........................        --
                                                            -------
                                                            $ 1,542
                                                            =======
(12)         LEASES

             The Company has entered into operating leases for commercial property and equipment with third parties. Commercial properties under operating leases include clinic buildings, satellite operations, and administrative facilities.

             The future minimum lease payments under noncancelable operating leases net of sublease income at December 31, 2001 are as follows (in thousands):

                    2002....................................    $10,055
                    2003....................................      4,876
                    2004....................................      3,853
                    2005....................................      2,715
                    2006....................................      2,531
                    Thereafter..............................      7,666
                                                                -------
                    Total minimum lease payments                $31,696
                                                                =======

             Generally, in the event of a service agreement termination with our formerly affiliated medical groups, any related lease obligations were also terminated. Operating leases with remaining payments totaling $18.1 million at December 31, 2001 were not terminated in conjunction with the sale or closure of various operations. Such liabilities are included in accrued restructuring reserves at December 31, 2001.

             The Chairman of, and a director of, the Company, is a shareholder of Healthcare Realty Trust, Incorporated ("HRT"), a real estate investment trust, and was a director of HRT from 1993 until February 2001. Property previously occupied by the Doctors' Clinic is leased from HRT by PhyCor of Vero Beach, Inc., one of our wholly-owned subsidiaries, at a base rental of approximately $1.2 million per year until 2008. First Physician Care of South Florida, Inc., another wholly-owned subsidiary, leases property from HRT at a base rental of approximately $0.4 million per year pursuant to a lease which terminates in 2009. The Company has guaranteed the lease obligations of its formerly affiliated Roanoke, Virginia physician group Lewis-Gale Clinic, LLC to HRT. Lewis-Gale Clinic, LLC leases properties under a 15-year agreement with HRT which includes rent and certain operating expenses. We ceased making payments on these leases in 2001. HRT provided notice of default and accelerated the obligations thereunder. On February 1, 2002, the Bankruptcy Court entered an order approving the rejection of certain executory contracts and lease obligations including the Company's obligations to HRT under the leases and related subleases. HRT has filed a substantial claim with the Bankruptcy Court relating to these lease obligations. Additional creditors have also filed claims with the Bankruptcy Court relating to certain rejected executory contracts and leases.

(13)         SHAREHOLDERS' EQUITY

             Under the terms of the Plan, the Company's outstanding and authorized common stock, options, warrants and rights to purchase preferred stock will be cancelled and current holders of these securities will not receive any consideration, either in cash or in newly issued stock.

             (A)  COMMON AND PREFERRED STOCK

             The Company repurchased approximately 2.9 million shares of its common stock in 1999 for approximately $13.5 million. The Company's amended Citicorp Credit Facility prohibited additional securities repurchases.

             The Company has 10,000,000 shares of authorized but unissued preferred stock. The Company has reserved for issuance 500,000 shares of Series A Junior Participating Preferred Stock issuable in the event of certain change-in-control events.

             (B)  WARRANTS

             The following represents a summary of all warrants outstanding at December 31, 2001 (shares in thousands):


                                                                                                     Exercisable
                                                                  Number of                          At December
              Grant Date                      Expiration Date      Shares        Exercise Price        31, 2001
              ----------                      ---------------     ---------      --------------     --------------
              February 1992                        2002                2            $  4.74                2
              June 1995                            2005              348              15.40              348
                                                                     ---                                 ---
                                                                     350                                 350
                                                                     ===                                 ===

             (C)  STOCK OPTION PLANS AND DIRECTORS' STOCK PLAN

             The Company has three stock option plans. Under the 1999 Incentive Stock Plan ("1999 Plan"), the Company has reserved 4,500,000 shares of its common stock for issuance pursuant to option and stock grants to employees and directors. No additional options or stock will be granted under the Amended 1988 Incentive Stock Plan ("1988 Plan") which terminated in 1999. Under the Amended 1992 Non-Employee Directors' Stock Plan ("Directors Plan"), 637,500 shares of common stock are reserved. Under all plans, stock options are granted with an exercise price equal to the estimated fair market value of the Company's common stock on the date of grant. Most options under the 1999 Plan and the 1988 Plan have a term of ten years and are exercisable in installments over periods ranging up to five years. Options under the Directors Plan have a term of ten years and are exercisable when granted. At December 31, 2001, there were approximately 4,100,000 and 339,000 additional shares available for grant under the 1999 Plan and the Directors Plan, respectively.

             During the third quarter of 2000, option holders voluntarily surrendered options to purchase 6,449,000 shares of common stock to the Company for no consideration.

             The per share weighted-average fair value of stock options granted during 2001, 2000 and 1999 was $0.03, $1.63, and $2.78 on the date of grant using the Black Scholes option-pricing model with the following assumptions: an expected dividend yield of 0.0% for all years, expected volatility of 150% in 2001, 167% in 2000 and 116% in 1999, risk-free interest rate of 5.00% in 2001, 5.88% in 2000 and 4.25% to 6.00% in 1999 and an expected life of five years for all years.

             The Company applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss and per share amounts would have been changed to the pro forma amounts indicated below (in thousands except for loss per share):


                                                                          2001             2000            1999
                                                                        --------         ---------      ---------
           Net loss                                 As reported         $(35,756)        $(608,384)     $(444,526)
                                                    Pro forma            (34,471)         (593,066)      (458,101)
           Basic loss per share                     As reported            (0.49)           (8.30)         (5.91)
                                                    Pro forma              (0.47)           (8.09)         (6.09)
           Diluted loss per share                   As reported            (0.49)           (8.30)         (5.91)
                                                    Pro forma              (0.47)           (8.09)         (6.09)


             Stock option activity during the periods indicated is as follows (shares in thousands):


                                                                          Number of              Weighted-Average
                                                                            Shares                Exercise Price
                                                                          ---------              ----------------
           Balance at December 31, 1998                                     13,414                  $   10.24
                Granted                                                      6,190                       3.36
                Exercised                                                     (187)                      3.16
                Forfeited                                                   (3,335)                      9.49
                                                                            ------                  ---------
           Balance at December 31, 1999                                     16,082                       6.72
                Granted                                                        367                       1.69
                Forfeited                                                   (6,846)                      7.16
                Surrendered                                                 (6,449)                      6.90
                                                                            ------                  ---------
           Balance at December 31, 2000                                      3,154                      10.62
                Granted                                                         47                       0.03
                Forfeited                                                     (722)                      5.66
                                                                            ------                  ---------
           Balance at December 31, 2001                                      2,479                  $   11.76
                                                                            ======                  =========


             At December 31, 2001, the range of exercise prices and weighted-average remaining contractual life of outstanding options were $0.03 - $31.50 and 5.58 years, respectively. At December 31, 2001, 2000 and 1999, the number of options exercisable was 2,024,000, 2,625,000 and 8,035,000, respectively, and the weighted-average exercise price of those options was $14.68, $11.18 and $10.42, respectively.

             (d)  STOCK PURCHASE PLANS

             The Company terminated its employee and affiliate stock purchase plans effective June 30, 2000. During 2000 and 1999, approximately 111,000 and 152,000 shares, respectively, were issued pursuant to the employee stock purchase plan. Shares issued under the employee stock purchase plan were generally priced at the lower of 85% of the fair market value of the Company's common stock on the first or the last trading days of the plan year.

             Under the affiliate stock purchase plan, eligible participants generally included physicians and other employees of medical clinics with which the Company had a management or service agreement and employees of limited liability companies and partnerships in which the Company had an equity interest of at least 50%. Shares issued under the affiliate plan to employees of limited liability companies and partnerships in which the Company had an equity interest of at least 50% were priced using a method similar to that of the employee stock purchase plan. Shares issued under the affiliate plan to other participants were priced equal to 95% of the market price on the purchase date. During 2000 and 1999, approximately 92,000 and 162,000 shares, respectively, were issued under this affiliate plan.

             Pro forma compensation expense included in the pro forma calculation above is recognized for the fair value of each stock purchase right estimated on the date of grant using the Black Scholes pricing model. The following assumptions were used for stock purchases: an expected dividend yield of 0.0% for both years, expected volatility of 167% in 2000 and 116% in 1999, risk-free interest rate of 6.13% to 6.38% in 2000 and 4.5% to 5.75% in 1999, and an expected life of three months to one year for both years.

(14)         ASSET REVALUATION, RESTRUCTURING AND REFINANCING

             In 2001, the Company recorded net pre-tax asset revaluation and restructuring recoveries of approximately $5.0 million. This recovery included a net pre-tax asset impairment recovery of approximately $5.1 million. Recoveries of $10.8 million for certain asset impairment charges previously recorded were offset by $5.7 million in asset impairment charges for certain other operating units. These net impairment recoveries consisted of asset impairment charges relating to the disposition of the Company's remaining six clinics, CareWise, and fixed assets at its corporate offices offset by recoveries of accounts receivable and other assets from subsidiaries whose assets were written off in a prior year. The net impairment recovery is principally the receipt of a $5.0 million contingent payment due upon the sale of a certain operating unit formerly owned by the Company. The net recovery also included a net pre-tax restructuring charge of approximately $0.1 million, which was comprised of a $1.9 million restructuring charge for operations determined to be closed or sold in 2001 less a $1.8 million restructuring reserve recovery due to certain liabilities being settled for amounts less than reserved amounts for operations closed or sold in prior years.

             In 1999, the Company recorded asset revaluation and restructuring charges of approximately $431.0 million. These charges included a net pre-tax asset revaluation charge of approximately $409.3 million, which was comprised of a $416.4 million asset revaluation charge less recovery of $7.1 million of certain asset revaluation charges recorded in the first quarter of 1998 and the third quarter of 1999 and a $21.7 million restructuring charge. These charges related to asset impairment of eleven clinic operations classified as held for sale at December 31, 1999 and the disposition of the assets of fifteen clinic operations during 1999.

             Net revenue and pre-tax income (losses) from operations disposed of or closed as of December 31, 2001 were $16.8 million and $(13.3) million for the year ended December 31, 2001, compared to $664.6 million and $(30.1) million for the year ended December 31, 2000, and $1.2 billion and $36.0 million for the year ended December 31, 1999, respectively.

             The Company completed the disposition of the assets of its six remaining clinics, a hospital, CareWise and certain real estate during 2001 and received proceeds totaling $69.9 million in cash and $13.8 million in notes receivable, in addition to certain liabilities assumed by the purchasers. These dispositions represented $63.7 million of the net assets held for sale at December 31, 2000. The Company had no significant assets classified as held for sale at December 31, 2001. The Company completed the disposition of the assets of 34 clinics, certain real estate holdings and other assets during 2000 and received consideration consisting of $219.5 million in cash and $24.7 million in notes receivable and deferred payments, in addition to certain liabilities assumed by the purchasers.

             In 1999, the Company adopted and implemented restructuring plans and recorded net pre-tax restructuring charges totaling approximately $21.8 million with respect to operations that were being sold or shut down. These restructuring plans included the involuntary termination of 382 local clinic and IPA management and business office personnel. In 2000, the Company adopted and implemented restructuring plans and recorded net pre-tax restructuring charges totaling approximately $50.8 million with respect to operations that were being sold or shut down. These restructuring plans included the involuntary termination of 933 clinic, IPA management, business office and corporate personnel. In 2001, the Company adopted and implemented restructuring plans and recorded net pre-tax restructuring charges totaling approximately $1.9 million. Substantially all obligations relating to the accrued restructuring reserves are subject to compromise as a result of the Bankruptcy Filings.

              The following table summarizes the restructuring accrual and payment activity for 2001 and 2000 (in thousands):


                                                              Facility &
                                                                 Lease         Severance &        Other
                                                              Termination        Related           Exit
                                                                 Costs            Costs            Costs            Total
                                                              -----------      -----------        --------         --------
              Balances at December 31, 1999                     $  2,644         $  2,381         $  2,970         $  7,995
                  2000 charges                                    24,764           16,249            9,833           50,846
                  Payments                                        (8,134)         (13,701)          (7,979)         (29,814)
                  Non-utilized charges taken into income            (104)          (1,288)            (780)          (2,172)
                  Other reallocations                               (289)            (179)             468               --
                                                                --------         --------         --------         --------
              Balances at December 31, 2000                       18,881            3,462            4,512           26,855
                  2001 charges                                       500            1,108              342            1,950
                  Payments                                          (680)          (2,136)          (2,074)          (4,890)
                  Non-utilized charges taken into income            (391)             (51)          (1,390)          (1,832)
                  Other reallocations                               (167)            (698)             865               --
                                                                --------         --------         --------         --------
              Balances at December 31, 2001                     $ 18,143         $  1,685         $  2,255         $ 22,083
                                                                ========         ========         ========         ========


(15)         INCOME TAX EXPENSE

             Income tax expense (benefit) for the years ended December 31, 2001, 2000 and 1999, consists of (in thousands):


                                                                2001            2000            1999
                                                              --------        --------        --------
              Current:
                  Federal.............................        $     --        $     --        $     --
                  State ..............................              33           1,029           1,963
              Deferred:
                  Federal ............................              --              --          52,585
                  State ..............................              --              --          (1,230)
                                                              --------        --------        --------
                                                              $     33        $  1,029        $ 53,318
                                                              ========        ========        ========


             Total income tax expense (benefit) differed from the amount computed by applying the U.S. federal income tax rate of 35 percent in 2001, 2000 and 1999 to loss before income taxes as a result of the following (in thousands):


                                                                                      2001             2000              1999
                                                                                    --------         ---------         ---------
              Computed "expected" tax expense (benefit) ...................         $(12,504)        $(212,574)        $(136,923)
              Increase (reduction) in income taxes resulting from:
                   Change in valuation  allowance charged to federal income
                     tax expense ..........................................           12,504           138,226           146,634
                   State income taxes, net of federal income tax benefit ..               33             1,029               477
                   Amortization of nondeductible goodwill .................               --             3,472             5,737
                   Nondeductible goodwill written off .....................               --            71,236            32,034
                   Other, net .............................................               --              (360)            5,359
                                                                                    --------         ---------         ---------
                          Total income tax expense ........................         $     33         $   1,029         $  53,318
                                                                                    ========         =========         =========


              The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are presented below (in thousands):


                                                                                              2001            2000
                                                                                            ---------      ---------
              Deferred tax assets:
                   Clinic service agreements............................................    $   3,056      $  18,735
                   Reserves (including incurred but not reported claims)................       99,911         79,101
                   Operating loss carryforwards.........................................      284,417        243,108
                   Cash to accrual adjustment...........................................           --          7,778
                   Other................................................................        3,273          1,598
                                                                                           ---------      ---------
                       Total gross deferred tax assets..................................      390,657        350,320
              Valuation allowance.......................................................      359,022        328,379
                                                                                            ---------      ---------
                   Net deferred tax assets..............................................       31,635         21,941
                                                                                            ---------      ---------
             Deferred tax liabilities:
                  Plant  and  equipment,  principally  due to  differences  in
                    depreciation..............................................                  (565)         2,827
                  Capital leases.......................................................           41          2,369
                  Prepaid expenses.....................................................          893            437
                  Income from partnerships.............................................       30,051         14,719
                  Other................................................................        1,215          1,589
                                                                                           ---------      ---------
                      Total gross deferred tax liabilities.............................       31,635         21,941
                                                                                           ---------      ---------
                      Net deferred tax assets..........................................    $      --      $      --
                                                                                           =========      =========


              The significant components of the deferred tax expense (benefit) as of December 31, 1999 were as follows (in thousands):

                                                                                                           1999
                                                                                                         ---------
             Change in net deferred tax assets........................................                   $  32,746
             Expense resulting from tax benefits allocated to reduce intangible assets                      35,221
             Benefit  resulting  from release of reserves upon  settlement of Internal
               Revenue Service exams..................................................                      (3,697)
             Utilization of net operating loss carryback..............................                     (13,666)
             Other....................................................................                         751
                                                                                                         ---------
                     Deferred tax expense.............................................                   $  51,355
                                                                                                         =========


             The net change in the total valuation allowance for the year ended December 31, 2001, which primarily related to federal and state net operating loss carryforwards and expenses relating to the provision for asset revaluation and restructuring charges not expected to be deductible for federal and state tax purposes, was an increase of $30.6 million. As of December 31, 2001, the Company had approximately $702.4 million of federal and $729.7 million of state net operating loss carryforwards ("NOLs") which begin to expire in 2007. The utilization of these NOLs is subject to the future level of taxable income of the Company and its applicable subsidiaries. It is expected that the federal NOLs will be reduced by the amount of indebtedness discharged under the Plan, estimated to be approximately $311 million as of December 31, 2001. In addition, the NOLs will be reduced by approximately $17.9 million which equals the amount of interest paid during the past three years to creditors who will become shareholders under the Plan. The Company's ability to utilize the remaining NOLs will also be subject to limitations because of the ownership change that will result from the Plan unless "qualified creditors," as defined in the Tax Code, will own 50% or more of the stock of the reorganized Company. Although the Company expects that qualified creditors will own 50% or more of the reorganized Company and intends to file its tax returns consistent with this belief, there can be no assurance that an audit of one or more tax returns filed for 1999 and later tax years would not result in a reduction in the amount or complete elimination of the remaining NOLs available for future use. In addition, the Company's ability to utilize the NOLs could also be limited or eliminated in the event of certain future mergers or acquisitions.

             During 1999, the Company favorably resolved its outstanding Internal Revenue Service ("IRS") examinations for the years 1988 through 1995. The IRS had proposed adjustments relating to the timing of recognition for tax purposes of certain revenue and deductions related to accounts receivable, the Company's relationship with affiliated physician groups, and various other timing differences. The tax years 1988 through 1998 have been closed with respect to all issues without a material financial impact. Two subsidiaries are currently under examination for the 1995 and 1996 tax years. The Company acquired the stock of these subsidiaries during 1996. The Company has reached an agreement to settle the audit of one of these subsidiaries for approximately $27,000 plus interest, subject to approval by the Bankruptcy Court. For the years under audit, and potentially, for subsequent years, any such adjustments could result in material cash payments by the Company. Any successful adjustment by the IRS would cause interest expense to be incurred. PhyCor does not believe the resolution of this matter will have a material adverse effect on its financial condition, although there can be no assurance as to the outcome of this matter. In August 1999, the Company received a $12.5 million tax refund as a result of applying the 1998 loss carryback to recover taxes paid in 1996 and 1997. During 2000, the IRS adjusted the 1998 loss carryback and accordingly, we repaid approximately $1.2 million plus interest as a result of revisions in the alternative minimum tax calculation.

(16)         EMPLOYEE BENEFIT PLANS

             As of January 1, 1989, the Company adopted the PhyCor, Inc. Savings and Profit Sharing Plan. This plan is a defined contribution plan covering the majority of employees. Company contributions are based on specified percentages of employee compensation. The Company funds contributions as accrued. The plan expense for 2001, 2000 and 1999 amounted to $0.2 million, $7.0 million, and $15.4 million, respectively.

             In connection with certain of the Company's acquisitions, the Company adopted defined contribution employee retirement plans previously sponsored solely by the affiliated physician groups. The Company had no expense in 2001 related to these plans because the Company terminated its adoption of these plans at the time it divested the assets of the related operations. The Company recognized as expense its required contributions to be made to the plans of approximately $4.1 million and $7.7 million relative to its employees for 2000 and 1999, respectively.

(17)         COMMITMENTS AND CONTINGENCIES

             (a)  EMPLOYMENT AGREEMENTS

             The employment agreements in effect prior to the Petition Date with two of the Company's executive officers provided for the payment of bonuses aggregating up to a maximum of $2.25 million upon the repayment of borrowings under the Citicorp Credit Facility. Approximately $0.2 million of the bonuses was earned in 2000 and the remainder was earned during the first quarter of 2001, of which all amounts were paid in 2001.

             The employment agreement effective on the Petition Date with the Company's CEO and President and employment agreements with certain of its management employees, include, among other terms, various non-competition provisions and salary and benefits continuation.

             (b)  LITIGATION

             As a result of the Bankruptcy Filings, all current litigation against the Debtors is stayed. Litigation is continuing, however, against the Company's subsidiaries that did not seek protection under Chapter 11. All judgments against the Debtors will be treated as claims under the Plan. Additional information regarding the Bankruptcy Filings and the Plan is set forth in Note 1(a).

                  STAYED LITIGATION

             The Company and certain of its current and former officers and directors, Joseph C. Hutts, Derril W. Reeves, Thompson S. Dent, Richard D. Wright and John K. Crawford (only Mr. Dent and Mr. Hutts currently serve as the Company's directors) have been named defendants in 10 securities fraud class actions filed in state and federal courts in Tennessee between September 8, 1998 and June 24, 1999. The factual allegations of the complaints in all 10 actions are substantially identical and assert that during various periods between April 22, 1997 and September 22, 1998, (the "Class Period") the defendants issued false and misleading statements which materially misrepresented the Company's earnings and financial condition and the Company's clinic operations and misrepresented and failed to disclose various other matters concerning the Company's operations in order to conceal the alleged failure of the Company's business model. Plaintiffs further assert that the alleged misrepresentations caused the Company's securities to trade at inflated levels while the individual defendants sold shares of the Company's stock at such levels.

             In each of the actions, the plaintiff seeks to be certified as the representative of a class of all persons similarly situated who were allegedly damaged by the defendants' alleged violations during the Class Period. Each of the actions seeks damages in an indeterminate amount, interest, attorneys' fees and equitable relief, including the imposition of a trust upon the profits from the individual defendants' trades. The federal court actions have been consolidated in the United States District Court for the Middle District of Tennessee. Defendants' motion to dismiss was denied. The state court actions were consolidated in Davidson County, Tennessee. The plaintiffs' original consolidated class action complaint in state court was dismissed for failure to state a claim. Plaintiffs, however, were granted leave to file an amended complaint. The amended complaint filed by plaintiffs asserted, in addition to the original Tennessee Securities Act claims, that Defendants had also violated Section 11 and 12 of the Securities Act of 1933 for alleged misleading statements in a prospectus released in connection with the CareWise acquisition. The amended complaint also added KPMG LLP ("KPMG"), the Company's independent public auditors, as a defendant. KPMG removed this case to federal court and its motion to dismiss was denied. On October 20, 2000, this case was consolidated with the original federal consolidated action and a new consolidated complaint was filed. On May 30, 2001, the court granted plaintiffs' motion for class certification.

             The Company and the individual defendants have reached a settlement with the plaintiff class which will resolve all of the claims in the consolidated actions. On March 12, 2002, the parties filed with the district court a Memorandum of Understanding which outlines the proposed settlement, the terms of which include the payment of $3.4 million to be paid by insurance proceeds in exchange for complete releases of all defendants and dismissal of the consolidated cases with prejudice. A preliminary hearing on the appropriateness of the settlement is scheduled in the district court for April 19, 2002. In connection with the Bankruptcy Filings, an Amended Stipulation and Order of the Bankruptcy Court lifting the automatic stay for purposes of allowing the settlement process to proceed in the district court was entered on April 12, 2002.

             The same Class Period and the same factual allegations made in the federal court consolidated class actions are alleged in a separate derivative action filed in the Chancery Court for Davidson County, Tennessee, PARUL PATEL V. JOSEPH C. HUTTS, ET. AL., Case No. 99-2353-I. By Order entered October 14, 1999, the derivative action was stayed pending the outcome of the federal consolidated class actions. Mr. Patel has not agreed to settle his claim as a part of the proposed federal court settlement. Under the terms of the Plan, which is subject to creditor and court approval, Mr. Patel's interest as a common stockholder will be cancelled, his litigation claim will be discharged and he will receive no consideration. In addition, the Company will not pursue any alleged claims made in the PATEL action against the Company's current and former officers and directors. Finally, under the terms of the Plan, the Company is releasing any claims it may have against its current and former officers and directors.

             On August 31, 1999, two relators brought an action in the United States District Court for the District of Hawaii under the False Claims Act and for employment related claims against Straub Clinic and Hospital, Inc. ("Straub"), PhyCor of Hawaii, Inc., and the Company. This matter had been under seal until September 2000. On September 20, 2000, the United States government declined to intervene in the matter. The Company sold PhyCor of Hawaii, Inc. to Straub in November 2000 and Straub is defending the claims against PhyCor of Hawaii, Inc. The Company lost its motion to dismiss the claims against PhyCor, Inc. and it is defending itself in the litigation. Trial was set for June 12, 2002, however, as a result of the Bankruptcy Filings, the case is stayed.

             As a result of the Company's decision to exit its IPA market in Houston, Texas, a number of providers in the market have brought actions naming several parties, including one of the Company's IPA-management subsidiaries and the Company, alleging breach of contract, breach of fiduciary duty, and fraud, among other matters. Several million dollars have been claimed in these cases. The Company believes the plaintiffs have sued the wrong party and that the claims are generally excessive. In addition, as a result of the Company's financial condition, the Company has been unable to meet certain contractual obligations including, but not limited to, certain ongoing lease obligations and severance obligations to former employees. There can be no assurance that we will meet existing or additional contractual obligations in the future. Several parties have sent the Company letters alleging breach of contract and threatening to bring claims, and several suits have been filed. The litigation has been stayed and the claims will be handled through the bankruptcy process.

             In a case which was filed in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, Busch Drive Ltd. and Lime Street Ltd., the landlords of the Company's formerly affiliated physician group, First Coast Medical Group, P.A., claimed the Company guaranteed the lease obligations of the physician group. The judge in that case has entered judgments in favor of the landlords in the aggregate amount of $2,474,510. The Company has recorded a liability equal to the amount of the judgment at December 31, 2001. This judgment will be dealt with as a claim under the Plan.

                  ACTIVE LITIGATION

             The following is a summary of material litigation to which certain of the Company's ongoing operating subsidiaries are parties, and accordingly, this litigation is not stayed.

             As previously disclosed in the case of UNITED STATES OF AMERICA EX REL. WILLIAM R. BENZ V. PRIMECARE INTERNATIONAL, INC. AND PREM REDDY, in the United States District Court, Central District of California, the jury returned a verdict in favor of the plaintiff in the amount of $4.6 million. The judgment of $4.6 million was recorded as other operating expenses in the second quarter of 2000. The Company entered into a settlement agreement with Mr. Benz which subsequently received court approval. In exchange for PrimeCare paying Mr. Benz $2.7 million (of which $0.7 million was paid during the second quarter of 2001 and the remainder was paid during July
             2001), all claims were dropped by Mr. Benz against the Company and our affiliates. Mr. Benz has not settled with Dr. Reddy, and Dr. Reddy continues to maintain that PrimeCare and several of its managed IPAs has an indemnification obligation to him. In March 2002, the Company was granted a demurrer with respect to Dr. Reddy's claim for indemnity, and accordingly, his claim will be dismissed with prejudice. Dr. Reddy has not appealed this decision as of the date hereof.

             The IPAs managed by PrimeCare, the physicians employed by those IPAs, and in some cases PMNI, are parties to several medical malpractice and/or managed care liability cases which the Company believes will be adjudicated within applicable insurance coverage limits. In addition, many of our California subsidiaries and affiliated IPAs have been sued on business claims such as breach of contract, misrepresentation, fraud, and deceit. The plaintiffs in these suits are seeking millions of dollars in damages, and the Company is vigorously defending these suits. Because these subsidiaries are not part of the Bankruptcy Filings, these actions are not stayed. One such case was recently tried in the Superior Court of the State of California for the County of Riverside. On December 31, 2001, the jury awarded the plaintiff damages jointly against PrimeCare and PMNI in the amount of $3 million based upon its breach of contract claim; $208,189 against PrimeCare on its constructive fraud claim; and $5,000 in punitive damages against PrimeCare. PrimeCare was awarded $296,190 on its cross-complaint for money it had not received. The Company does not agree with this decision and has appealed. PMNI obtained a $5 million appellate bond secured by a letter of credit to enable it to pursue the appeal. The Company has recorded a liability equal to the amount of this judgment at December 31, 2001. There can be no assurance that the Company will be successful with this appeal or in other pending litigation. Additional damage awards at the levels the plaintiffs have demanded could have a material adverse effect on the Company's ongoing operations.

             In addition, the Company and PrimeCare have been named in litigation involving PrimeCare operations that were not transferred to the Company when the Company acquired PrimeCare. In one such case in Oklahoma, the plaintiff is alleging that a former PrimeCare subsidiary (which the Company did not acquire) is guilty of breach of contract, conversion, and fraud, and is seeking damages in excess of $2 million plus punitive damages. Since filing the litigation, the plaintiff has filed for bankruptcy relief. In the other such case in Florida, the plaintiff is seeking approximately $250,000 in damages. Although the Company did not own PrimeCare at the time of the alleged incidents, the Company may have liability for the actions of these entities and may not have indemnity rights against Dr. Reddy, the former owner (who is also a co-defendant). Because PrimeCare is not part of the Bankruptcy Filings, these actions are not stayed. It is not possible to determine the amount of the Company's exposure or that of its subsidiaries in these cases, but judgment against the Company could have a material adverse effect on the Company's ongoing operations.

             Certain litigation is pending against the Company's formerly affiliated physician groups and the Company's managed IPAs. The Company has not assumed any liability in connection with such litigation. Claims against the physician groups and IPAs could result in substantial damage awards to the claimants which may exceed applicable insurance coverage limits. Although we may not be parties to such litigation, a substantial financial obligation of the physician group or IPA could threaten its viability or its ability to pay our fees. While there can be no assurance that the physician groups and IPAs will be successful in any such litigation, at this time, the Company does not believe any such litigation will have a material adverse effect on its operations.

             (c)  INSURANCE

             The Company maintains managed healthcare errors and omissions insurance on a claims made basis for all of its managed care operations and officers' and directors' liability insurance. These policies expired on September 1 and September 11, 2001, respectively, but each was extended until September 1, 2002. Upon a change of control, including the change of control anticipated as a result of the approval of the Company's Plan by the Bankruptcy Court, these policies will terminate. Insurance coverage under such policies is contingent upon a policy being in effect when a claim is made, regardless of when the events which caused the claim occurred. In addition, the Company maintains a separate healthcare errors and omissions insurance policy and a medical malpractice insurance policy for most of its California operations. These policies expire August 18, 2003. The Company also maintains property and casualty, general liability, worker's compensation and some umbrella coverage on an occurrence basis. In addition, the Company is named as an additional insured on medical malpractice policies of some of its formerly affiliated physician groups. In other cases, however, the Company has no insurance for malpractice claims brought against such physician groups. There are known claims and incidents that may result in the assertion of additional claims, as well as claims from unknown incidents that may be asserted. The Company is not aware of any claims against management or its formerly affiliated physician groups which might have a material adverse impact on its financial position. The cost and availability of insurance coverage has varied widely in recent years. The Company believes its insurance policies are adequate in amount and coverage for its current operations. There can be no assurance, however, that the coverage is sufficient to cover all future claims or will continue to be available after the consummation of the Plan or at a reasonable cost. All claims against the Company and its subsidiaries which filed for bankruptcy will be barred after the effective date of the Plan (the "Effective Date").

             (d)  LETTERS OF CREDIT

             At December 31, 2001, letters of credit totaling $2.65 million were outstanding under the Company's AmSouth Facility. On behalf of an affiliated IPA, the Company had a $0.4 million letter of credit outstanding at December 31, 2001 for the benefit of a managed care payor to help ensure payment of healthcare costs for which the affiliated IPA has assumed responsibility. In 2001, losses of approximately $0.8 million were incurred from draws on letters of credit related to IPAs. The Company is exposed to losses if a letter of credit is drawn upon and the related IPA fails to satisfy its reimbursement obligation to the Company. The $1.85 million remaining letters of credit secure malpractice insurance deductibles and bonds required for third party administrator licenses. In addition, a $5.0 million letter of credit secures an appellate bond of the same amount. See Note 17(e) for further description of this letter of credit. Through April 10, 2002, a letter of credit for $0.4 million expired and letters of credit totaling $0.4 million were drawn.

             (e)  FINANCING OBLIGATIONS

             Currently, the Company is providing management services under management agreements that, generally, do not obligate the Company to provide capital. However, under one management agreement, the Company is obligated to provide lease financing for the acquisition of equipment to be used in the group's operation of up to $750,000 annually through September 30, 2005. The lease rate is the prime rate, and the physician group has the sole discretion whether to use the Company as the source of capital for leased equipment. No such financing has been requested to date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              NOT APPLICABLE.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         Our current Charter provides that the Board of Directors shall be divided into three classes of as nearly equal size as possible. Approximately one-third of the directors are elected each year. Our Amended Bylaws provide that the Board of Directors shall consist of not less than three nor more than 15 directors as established by the Board of Directors. The size of the Board of Directors has been established at 13 directors, and currently consists of five directors. Messrs. Joel Ackerman and Rodman W. Moorhead, III resigned effective March 6, 2001. Ms. Kay Coles James resigned effective June 25, 2001. The vacancies created by these departures have not yet been filled. On the consummation date of the Plan, we will have a new Restated Charter, new Bylaws and the terms of all current directors will expire. Pursuant to the Plan, the reorganized company will have a board of directors comprised of five people. We anticipate that the Bondholders will appoint four of the directors and Tarpley
B. Jones, our President and Chief Executive Officer, will be the fifth director and Chairman of the Board.

CLASS I DIRECTORS

DR. WINFIELD DUNN
Age - 74
Director since 1988

         Dr. Dunn is a former Governor of the State of Tennessee. Dr. Dunn served as Vice Chairman of the Board of Directors of Total eMed, Inc., a provider of web-based electronic medical transcription services, from June 1998 until September 2000. From 1993 to 1998, Dr. Dunn served as Chairman of the Board of MedShares Management Group, Incorporated, an owner and manager of home healthcare agencies. From 1987 to 1991, Dr. Dunn served as

Chairman of the Board of First Cumberland Bank. From 1979 to 1985, Dr. Dunn served as Senior Vice President, Government Affairs, for HCA. Dr. Dunn is a director of Province Healthcare Company.

DR. JOSEPH A. HILL
Age - 61
Director since 1989

         Dr. Hill is a physician specializing in family practice at Vero Medical Associates in Vero Beach, Florida. From 1973 until July 2001, Dr. Hill practiced at Gold, Vann & White, P.A. (the "Doctors' Clinic"), a clinic we previously managed that is also in Vero Beach, Florida. Dr. Hill served as the President of the Doctors' Clinic from 1988 to 1991.

CLASS II DIRECTORS

THOMPSON S. DENT
Age - 51
Director since 1992

         Mr. Dent is our Chairman until the consummation of the Plan. Mr. Dent had served as our Chairman and Chief Executive Officer since June 8, 2000 and as our President from October 1998 until January 30, 2002. Mr. Dent served as our Chief Operating Officer from October 1997 until his appointment as Chief Executive Officer. From October 1997 to October 1998, Mr. Dent also served as Executive Vice President. Mr. Dent served as our Executive Vice President, Corporate Services, from our incorporation until October 1997 and served as our Secretary from 1991 to October 1998. Mr. Dent also served as Vice President of Development of EQUICOR - Equitable HCA Corporation ("EQUICOR") from 1986 until 1988. Prior to 1986, Mr. Dent served as Director of Mergers and Acquisitions for Hospital Corporation of America ("HCA"). Mr. Dent is a director of HealthStream, Inc., a web-based company providing continuing medical education on-line. Mr. Dent also served on the board of directors of Healthcare Realty Trust Incorporated ("HRT"), a real estate investment trust, from 1993 until February 2001.

CLASS III DIRECTORS

RONALD B. ASHWORTH
Age - 56
Director since 1992

         In 1991, Mr. Ashworth assumed the role of Executive Vice President and Chief Operating Officer of the Sisters of Mercy Health System, St. Louis, Missouri ("SMHS"), a system consisting of hospitals and affiliated healthcare entities serving a seven-state area in the central and southwestern United States. In July 1999, he became President and Chief Executive Officer of SMHS. Mr. Ashworth has been a director of SMHS since its inception in 1986. From 1986 to 1990, Mr. Ashworth served as Vice Chairman of Specialized Industries and Marketing for KPMG, our independent public auditors. From 1978 to 1985, Mr. Ashworth served as the National Director of the healthcare practice of KPMG.

JOSEPH C. HUTTS
Age - 60
Director since 1988

         Mr. Hutts, one of our directors, is Chief Executive Officer of Surgis Inc., a privately held surgery center company in Nashville, Tennessee. Mr. Hutts served as our Chairman of the Board and Chief Executive Officer from our incorporation until his resignation on June 8, 2000. Mr. Hutts also served as our President from 1988 until the appointment of Mr. Dent as President in October 1998. From 1977 to 1986, Mr. Hutts served in various positions with HCA, including Vice President, Operations, Senior Vice President, Western Operations and President of HCA Health Plans, a managed care subsidiary of HCA. Mr. Hutts served as Vice Chairman and Chief Operating Officer of EQUICOR from 1986 to 1987. Mr. Hutts serves on the board of directors of Renal Care Group, Inc., a provider of nephrology services, and was a director of Quorum Health Group, Inc., an owner and operator of hospitals, until its merger with Triad Hospitals, Inc. in 2000.

MEETINGS OF BOARD OF DIRECTORS AND ITS COMMITTEES

         The Board of Directors held ten meetings, including regular and special meetings, and took action by written consent once during 2001. Each director, except for Mr. Ackerman, attended at least 75% of the meetings of the Board of Directors and its committees held during each such director's tenure on the Board during 2001.

         During 2001, the Committees of the Board of Directors consisted of an Audit Committee, on which Mr. Ashworth and Dr. Dunn served, and on which Mr. Ackerman and Ms. James served until their resignations, and a Compensation Committee, on which Mr. Ashworth, Dr. Dunn, and Dr. Hill served, and Mr. Moorhead served until his resignation. During 2001, the Audit Committee met two times and the Compensation Committee met once. The Audit Committee was responsible for recommending auditors to the Board of Directors, reviewing audit fees and supervising matters relating to audit functions and other financial controls. The Compensation Committee was responsible for approving compensation arrangements for our executive officers, reviewing compensation plans, granting stock options, restricted stock and bonus stock awards and reviewing employee compensation policies. In March 2002, because the Board of Directors only had five members, the Board of Directors assumed the responsibilities of the Audit Committee. The Board of Directors has no standing nominating committee.

INFORMATION REGARDING THE BOARD OF DIRECTORS AFTER CONSUMMATION OF THE PLAN

         Under the terms of the Plan, on the consummation date, the term of the current Board of Directors will expire. The initial Board of Directors of the reorganized company shall consist of five members, which shall include the President and Chief Executive Officer of the reorganized company, Tarpley B. Jones, who shall be the Chairman of the Board; one person designated by Warburg, Pincus or its affiliates; and three people designated by the Bondholders' Committee. Since Warburg, Pincus has indicated it will not exercise its right to designate a board member, the Plan provides that the Bondholders will assume Warburg, Pincus' right to designate a board member and thus will designate four board members.

COMPENSATION OF DIRECTORS

         Directors who are our employees receive no additional compensation for serving on the Board of Directors. Non-Employee Directors are entitled to receive (i) a retainer equal to $7,000 times the number of years for which the Non-Employee Director is elected, payable in restricted shares of common stock, at a price per share equal to the closing sales price of the common stock as of the date of the annual meeting of shareholders at which the director is elected to serve, and (ii) options for the purchase of 6,750 shares of common stock, pursuant to the Non-Employee Director Plan, automatically issued as of January 1 of each year during which the Non-Employee Director serves at a per share price equal to the closing sales price of the common stock on the date of grant. Such newly granted options are immediately exercisable for all shares subject to such options. We hold the shares of restricted stock on behalf of the Non-Employee Director, and each Non-Employee Director receives one-third of the shares upon the completion of each year of his or her term. In addition, Non-Employee Directors receive $2,500 in cash per regular and special meeting of the Board of Directors, and $1,000 per committee meeting. Board members are reimbursed for their expenses incurred in attending such meetings.

         The following table sets forth the number of shares of common stock underlying outstanding options that have been granted to the current directors throughout their tenure as directors pursuant to the Non-Employee Director Plan as of March 31, 2002:

                                                        Number of Shares
                Name                                   Underlying Options
                ----                                   ------------------

                Ronald B. Ashworth                            57,243
                Dr. Winfield Dunn                             58,931
                Dr. Joseph A. Hill                            58,931
                Joseph C. Hutts                               13,500

EXECUTIVE OFFICERS OF THE COMPANY

         Our executive officers are as follows:


                Name                     Age      Position
                ----                     ---      --------
                Tarpley B. Jones         44       Chief Executive Officer and President
                Rene P. Moret            47       Chief Executive  Officer and President of
                                                  NAMM California

         Tarpley B. Jones is our Chief Executive Officer and President and also serves in the capacity of chief financial officer at this time. Upon consummation of the Plan, Mr. Jones shall also be Chairman of the Board. Mr. Jones served as our Executive Vice President and Chief Financial Officer from February 1, 2000 until January 30, 2002. From February 1997 until January 2000, Mr. Jones served as President, Chief Executive Officer and a Director of Cardiology Partners of America, Inc., a physician practice management company that operated and managed cardiology physician practices and clinics. Mr. Jones was President of the Surgery Center Division of HEALTHSOUTH Corporation from January 1996 until January 1997. He was Senior Vice President and Chief Financial Officer of Surgical Care Affiliates, Inc. ("SCA") from January 1, 1992 until its merger with HEALTHSOUTH in January 1996. Prior to joining SCA, he was Executive Vice President and Chief Financial Officer of Comdata Holdings Corporation and Comdata Network.

         Rene P. Moret has served as Chief Executive Officer and President of NAMM California, since October 2001. In this position, he has responsibility for the profitability, marketing and operations of NAMM California. Mr. Moret previously served as Vice President, Operations of NAMM. Prior to joining NAMM, he was the President of Quadren from April 1997 until May 1999. Also, he was Executive Director of Humana's HMO in Alabama and Georgia from November 1987 until March 1997.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of a registered class of our securities to file reports of ownership and changes in ownership with the SEC.

         Based solely on a review of copies of reports filed with the SEC, all reports required to be filed with the SEC by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years have been filed in a timely manner.

ITEM 11.      EXECUTIVE COMPENSATION

         The following table sets forth summary information concerning compensation paid or accrued by or on behalf of our Chief Executive Officer and our two other most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 (hereinafter, collectively referred to as the "Named Executive Officers") for services rendered in all capacities to us for the years ended December 31, 1999, 2000 and 2001:


                                                               Summary Compensation Table
                                     --------------------------------------------------------------------------------
                                                                                           All Other Compensation
                                     -------------------------------------------------  -----------------------------
                                                   Annual Compensation                               ($)
                                     ------------------------------------------------    ----------------------------

                                                                         Other Annual    Securities         All
                                                                         Compensation    Underlying        Other
Name and Principal Position          Year   Salary($)(1)    Bonus($)         (1)         Options (#)   Compensation($)
---------------------------          ----   ------------    --------     ------------    -----------   ---------------
Thompson S. Dent                     2001     $500,000     $1,750,000(3)      --               --          $8,500(4)
Chairman of the Board, Chief         2000      500,000             --         --               --       1,354,266(5)
Executive Officer and President(2)   1999      500,000             --         --          525,000          71,046(6)

Tarpley B. Jones                     2001      375,000        737,500(8)      --               --           8,500(4)
Executive Vice President and         2000      343,750             --         --               --              --
Chief Financial Officer (7)          1999           --             --         --               --              --

Rene P. Moret                        2001      169,997         90,000(10)     --               --          35,166(4)
Chief Executive Officer and          2000           --             --         --               --              --
President of NAMM California (9)     1999           --             --         --               --              --

---------------
(1) Except as otherwise noted, for 1999, 2000 and 2001 the perquisites and personal benefits paid to each of the Named Executive Officers was less than $50,000 or 10% of the total salary and bonus reported for the Named Executive Officers, and, therefore, the amount of such other annual compensation is not reported.

(2) Mr. Dent resigned as President and Chief Executive Officer effective January 31, 2002. He will remain as Chairman of the Board until the consummation date of the Plan.

(3) Mr. Dent's 2000 employment agreement provided that he would receive a bonus of $1.75 million upon the repayment of borrowings under the Citicorp Credit Facility. This bonus was earned and paid 2001.

(4) Consists of the 2001 contribution of $8,500 to a defined contribution retirement plan for each of Messrs. Dent, Jones and Moret and an advance of severance due to Mr. Moret in the event of his termination without cause of $26,666.

(5) Includes the 2000 contribution of $8,500 to a defined contribution retirement plan, a distribution of $936,766 and a transfer of $409,000 equal to the cash surrender value of a life insurance policy held by us for the benefit of Mr. Dent in connection with the termination of the supplemental retirement plan described herein.

(6) Includes the 1999 contribution of $8,000 to a defined contribution retirement plan, and $61,813 which equals the amount accrued in 1999 pursuant to our former supplemental retirement plan. Also includes $1,233 which constitutes the reportable economic benefit in 1999 to Mr. Dent of his split dollar insurance policy.

(7) Mr. Jones became our President and Chief Executive Officer on January 31, 2002. He will become the Chairman of the Board on the consummation date of the Plan.

(8) Mr. Jones 2000 employment agreement provided that he would receive a bonus of $500,000 upon the repayment of borrowings under the Citicorp Credit Facility. This bonus was earned and paid in 2001. In addition, in 2002 Mr. Jones was paid a performance bonus of $237,500 pursuant to his employment agreement effective as of the Petition Date.

(9) Mr. Moret was named Chief Executive Officer and President of NAMM California in October 2001.

(10) Mr. Moret received a $15,000 stay bonus in 2001 and a performance bonus of $75,000 for 2001 which was paid in 2002.

         No options were granted to the Named Executive Officers in 2001. The Named Executive Officers do not hold any options to purchase our common stock.

RETIREMENT PLAN

         We do not have any retirement plans solely for the benefit of our Named Executive Officers. The Named Executive Officers participate in our defined contribution retirement plan as do all eligible employees.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

         On the Petition Date, Mr. Dent relinquished the positions of Chief Executive Officer and President but remains as Chairman of the Board under the terms of a Separation Agreement and General Release (the "Dent Separation Agreement"). Mr. Dent's term as Chairman will cease on the effective date of the Plan (the "Effective Date"), provided, however, that upon 30 days written notice, Mr. Dent may accelerate his separation date (the "Separation Date") and relinquish the position of Chairman. The Employment Agreement that Mr. Dent signed on June 8, 2000 (the "Dent Employment Agreement") will be terminated effective as of the Separation Date, except that the non-competition and confidentiality provisions contained therein will remain in full force and effect.

         Until the Separation Date, Mr. Dent will continue to receive his annual base salary of $500,000 and the benefits set forth in the Dent Employment Agreement including vacation and reimbursement of all reasonable expenses incurred in the performance of his duties. Mr. Dent will not be entitled to any additional severance or bonus payments as a result of the Dent Separation Agreement. The Dent Employment Agreement provided that upon termination, Mr. Dent would receive a severance amount of $1.75 million. However, such severance amount was subject to offset against any bonus he received under the Dent Employment Agreement. The Dent Employment Agreement provided that Mr. Dent would be paid a bonus of up to $1.75 million upon the repayment of borrowings under the Citicorp Credit Facility. The full amount of the bonus was earned during the first quarter of 2001 and paid to Mr. Dent during the first and second quarters of 2001. Accordingly, we are not required to make any additional payment of severance under the Dent Separation Agreement.

         Mr. Dent has agreed that during the term of his Employment Agreement and for a period of 24 months following the Petition Date, he will not (i) operate, develop or own any interest in, other than the ownership of less than 5% of the equity securities of a publicly-traded company, any business which has significant (viewed in relation to our business, our subsidiaries or affiliates) or has announced intentions to focus significant resources, relating to the ownership, management or operation of multi-specialty medical clinics, physician group practices, IPAs, or other similar entities (each a "Business"), (ii) compete with us or any of our subsidiaries and affiliates in the operation or development of any Business within the United States, (iii) be employed by any business which owns, manages or operates a Business, (iv) interfere with, solicit, disrupt or attempt to disrupt any past, present or prospective relationship, contractual or otherwise, between us, our subsidiaries or affiliates and any customer, client, supplier or employee of ours, our subsidiaries or affiliates, or (v) solicit any of our employees or the employees of our subsidiaries or affiliates to leave their employment, or hire any such employee to work for a Business. The definition of Business included in the Dent Employment Agreement is intended to include entities that own, manage and operate multiple clinics, practices, IPAs, physician organizations, etc., and does not restrict Mr. Dent's employment (i) with a single clinic, group, IPA, etc. provided such employment is not primarily focused upon the acquisition and management of multiple physician organizations similar to our operations or (ii) with an enterprise that owns, manages or operates multiple entities as a single business enterprise in a single market.

         Pursuant to the Separation Agreement, we released Mr. Dent and Mr. Dent released us from all claims, except those with respect to (i) obligations under the Dent Separation Agreement and (ii) claims that Mr. Dent may have under the Age Discrimination in Employment Act which arise after the date Mr. Dent signed the Dent Separation Agreement. We will continue to provide a defense for Mr. Dent and to indemnify him with respect to any costs, expenses, or losses relating to his roles as an executive officer or director of us or any present or future subsidiaries or affiliates to the extent allowed under our charter, bylaws, and our insurance policy.

         On February 25, 2002, a creditor filed a motion to reconsider the February 15, 2002 order of the Bankruptcy Court authorizing us to assume the Dent Separation Agreement. We have opposed this motion as we believe that the assumption of this agreement was a proper exercise of our business judgment.

         Pursuant to an employment agreement dated January 22, 2002 (the "Jones Employment Agreement"), Mr. Jones became our Chief Executive Officer and President on the Petition Date. The Jones Employment Agreement is for a three-year term, with an automatic one year extension unless mutually agreed otherwise prior to the third year. Pursuant to the Jones Employment Agreement, Mr. Jones' 2002 compensation consists of an annual salary of $487,000, vacation, a potential bonus which will not exceed 100% of his base salary, the additional amounts described below and reimbursement for all reasonable expenses incurred in the performance of his duties. The amount of Mr. Jones' bonus will be tied to objective criteria to be established by the Board of Directors of the reorganized company upon agreement with Mr. Jones. Mr. Jones' base salary may be increased each year by the Board of Directors. The Jones Employment Agreement also provided for the payment to Mr. Jones of $8,333 per month in retroactive pay beginning October 1, 2001 through the Petition Date and an incentive award of $237,500 for his performance in 2001. Upon the Effective Date, Mr. Jones will also receive a success bonus of $110,000.

         Furthermore, the Jones Employment Agreement provides that no later than 120 days after the Effective Date, the reorganized company will issue Mr. Jones common stock equal to 3.5% of its outstanding common stock and grant him options to purchase 1.5% of its outstanding common stock in accordance with the terms of the Jones Employment Agreement.

         If his employment is terminated without cause, Mr. Jones may also be entitled to receive a lump sum payment on or before his date of termination (the "Severance Date") equal to (i) all earned but unpaid base salary and annual incentive award that is owed to him through the Severance Date, (ii) 1/12 of the sum of the then-current annual base salary plus the amount of his previous year's annual incentive award, multiplied by the greater of the number of months remaining in the term of the Jones Employment Agreement or 18 months. We will also be obligated to contribute to our retirement plan for the account of Mr. Jones for the first calendar year ending on or after the Severance Date the entire amount that it would have contributed for that year in the absence of the termination of Mr. Jones' employment, subject to certain minimum levels as set forth in the Jones Employment Agreement.

         The Jones Employment Agreement provides that if Mr. Jones' employment is terminated by us without cause within 24 months of a change of control, other than as a result of the Bankruptcy Filings, or terminated by Mr. Jones within six months of a change of control, we will pay to Mr. Jones the amounts described in the preceding paragraph plus a retention bonus for services actually rendered on and after the date of the change in control. The retention bonus will be paid in a lump sum equal to 50% of the sum of his base salary on the date of resignation or termination (or, if greater, on the date of the change in control) and the greater of the most recent annual incentive award earned by Mr. Jones or the current annual incentive award target in effect at the time of such termination or resignation. In the event Mr. Jones becomes subject to an excise tax under Section 4999 of the Internal Revenue Code as a result of any payments or consideration received from us, we will provide additional payments to Mr. Jones to avoid any adverse economic impact from such excise tax. In addition, all stock options granted or issued to Mr. Jones will become fully vested and remain exercisable for one year following the change in control.

         Mr. Jones has agreed that during the term of the Jones Employment Agreement and for a period of 12 months following the expiration or termination thereof, other than termination without cause or for good reason (as defined therein), Mr. Jones will not (i) make any statements or perform any acts intended to advance the interest of any existing or prospective competitors of ours in any way that will injure our interests, (ii) directly or indirectly own or hold any legal or equitable ownership, whether through stock holdings or otherwise, of a debt or equity interest (including options, warrants, rights and convertible interest) in a business firm or entity, or ownership of more than 5% of any class of equity interest in a publicly-held company, in or be employed by or receive compensation from any party engaged in the same or any similar business in the same geographic areas we do business, or (iii) solicit any of our then-current clients for the purpose of diverting, soliciting or accepting any business in competition with us or discuss with any of our employees information or operation of any business intended to compete with us for the purpose of terminating her or his employment to work for a competitor of ours. In addition, for a period of 12 months after termination for any reason, Mr. Jones will not directly or indirectly hire any of our employees to work for a competitor of ours or solicit or encourage any such employee to leave our employ for the purpose of working for a competitor of ours.

         On February 25, 2002, a creditor filed a motion to reconsider the February 15, 2002 order of the Bankruptcy Court authorizing us to assume the Jones Employment Agreement. We have opposed this motion as we believe that the assumption of this agreement was a proper exercise of our business judgment.

         Mr. Moret was appointed President and Chief Executive Officer of NAMM California in October 2001. Pursuant to an employment agreement effective January 1, 2002 with NAMM California ("Moret Employment Agreement"), Mr. Moret's compensation consists of an annual salary of $250,000 which can be increased each year, personal time off, a discretionary bonus not to exceed 50% of his base salary and reimbursement for all reasonable business expenses. The Moret Employment Agreement is for a two-year term, with automatic one year renewals. The Moret Employment Agreement also provides for severance payments in the event he is terminated without cause by the company.

         The Moret Employment Agreement provides that if Mr. Moret's employment is terminated by us without cause within six months of a change of control, other than as a result of the Bankruptcy Filings, or terminated by Mr. Moret within six months of a change of control, we will pay to Mr. Moret all accrued benefits and unreimbursed expenses owed to Mr. Moret but have not been paid as of the date of his termination (the "Termination Date"). In addition, we shall continue to pay Mr. Moret his base salary for a period equal to the greater of
(i) the remaining term of the Moret Employment Agreement or (ii) twelve months after the Termination Date as well as continue to provide his health insurance benefits for such period. If Mr. Moret is terminated without cause when there is no change of control and his Termination Date is after the effective date of the Plan, we shall continue to pay Mr. Moret his base salary for six months after the Termination Date and continue to provide his health insurance benefits for such period. In addition, we will pay Mr. Moret all accrued benefits and unreimbursed expenses that have not been paid as of his Termination Date. Our obligation to continue paying Mr. Moret's base salary and continue providing his health insurance benefits will cease upon notification by Mr. Moret that he has commenced employment with another employer.

         Mr. Moret has agreed that during the term of the Moret Employment Agreement and for a period of 18 months following the expiration or termination thereof, Mr. Moret will not (i) operate, develop or own any interest in, other than the ownership of less than 5% of the equity securities of a publicly-traded company, be employed by, serve as a consultant to, or compete with us, our subsidiaries or affiliates in the operation or development of, any business which (A) involves the ownership, management or operation of IPAs, (B) owns, operates or manages an entity which holds a limited Knox-Keene license in the State of California or any entity which has operations similar to an entity which holds a limited Knox-Keene license or (C) provides management and consulting services to medical clinics, physician group practices, IPAs, health system based medical groups, independently-owned clinics or other similar entities; (ii) interfere with, solicit, disrupt or attempt to disrupt any past, present or prospective relationship, contractual or otherwise, between us, our subsidiaries or affiliates and any physician, IPA, employer, insuror, customer, client, supplier or employee of ours, our subsidiaries or affiliates, including soliciting any physician under contract with an IPA associated with or managed by us, our subsidiaries or affiliates; or (iii) solicit any of our employees or the employees of our subsidiaries or affiliates to leave their employment with us, our subsidiaries or affiliates, as the case may be, or hire any such employee.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During 2001 and until March 19, 2002, the Compensation Committee of the Board of Directors consisted of Mr. Ashworth, Drs. Dunn and Hill, and until his resignation, Mr. Moorhead. The Audit Committee was disbanded and its responsibilities assumed by the Board of Directors on March 19, 2002. No member of our former Compensation Committee was at any time one of our officers or employees or an officer or employee of any of our subsidiaries, nor has any member had any relationship with us requiring disclosure, except for Dr. Hill whose relationship is described under the caption "Certain Relationships and Related Transactions."

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership as of March 31, 2002 (unless otherwise indicated) by (i) all directors, nominees for directors and executive officers, (ii) each person known by us to be the beneficial owner of more than 5% of our common stock, and (iii) all directors and officers as a group. Except as otherwise indicated, the beneficial owners listed below have sole voting and investment power with respect to all shares owned by them, except to the extent such power is shared by a spouse under applicable law.


                                                                  Shares Beneficially            Percentage of
Name and Address of Beneficial Owner(1)                                 Owned(2)              Outstanding Shares
---------------------------------------                           -------------------         ------------------
Thompson S. Dent (3)                                                     165,907                           *
Joseph C. Hutts (4)                                                    2,150,851                        2.9%
Ronald B. Ashworth (5)                                                   142,862                           *
Dr. Winfield Dunn (6)                                                    103,228                           *
Dr. Joseph A. Hill (7)                                                   128,540                           *
Tarpley B. Jones                                                              --                           *
Rene P. Moret                                                              5,000                           *
Warburg, Pincus Equity Partners, L.P. (8)                              9,032,206                       12.3%
All directors and officers as a group (7 persons) (9)                  2,691,388                        3.6%

---------------
*        Less than 1%.
(1) Except as otherwise indicated, the addresses for each director, nominee for director, executive officer and beneficial owner is: care of PhyCor, Inc., 30 Burton Hills, Suite 400, Nashville, Tennessee 37215.
(2) Includes shares of common stock subject to options which may be exercised within 60 days of March 31, 2002. Such shares are deemed to be outstanding for the purposes of computing the percentage ownership of the individual holding such shares, but are not deemed outstanding for purposes of computing the percentage of any other person shown in the table.
(3) Of Mr. Dent's 165,907 shares, 14,950 are owned by his wife, Joy Griffith Dent, and 141,977 shares are held in four trusts by Mr. Dent for the benefit of members of his immediate family.
(4)      Includes options to acquire 2,047,180 shares of common stock.
(5) Includes options to purchase 95,750 shares of common stock and 44,775 shares of restricted common stock.
(6) Includes options to purchase 97,438 shares of common stock and 436 shares of restricted common stock.
(7) Includes options to purchase 97,438 shares of common stock and 436 shares of restricted common stock.
(8) Warburg, Pincus Equity Partners, L.P., including three related limited partnerships ("WPEP"), is an investment fund. Warburg, Pincus is the sole general partner of WPEP. WPEP is managed by E.M. Warburg, Pincus & Co., LLC ("EMW LLC"). Lionel I. Pincus is the managing partner of Warburg, Pincus and the managing member of EMW LLC, and may be deemed to control both entities. The address of the Warburg, Pincus entities is 466 Lexington Avenue, New York, NY 10017.
(9) Includes options to purchase 2,337,806 shares of common stock and 45,647 shares of restricted common stock.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Dr. Joseph A. Hill, one of our current directors, was a shareholder of the Doctors' Clinic. We managed the Doctors' Clinic pursuant to a 40-year service agreement which terminated effective March 31, 2001. Under the service agreement, we received a management fee for our 2001 services of approximately $4.0 million which equaled the clinic expenses incurred by us plus a percentage of operating income of the clinic.

         Mr. Dent, our Chairman, is a shareholder of HRT and was a director of HRT from 1993 until February 2001. Property previously occupied by the Doctors' Clinic is leased from HRT by PhyCor of Vero Beach, Inc., one of our wholly-owned subsidiaries, at a base rental of approximately $1.2 million per year until 2008. First Physician Care of South Florida, Inc., another wholly-owned subsidiary, leases property from HRT at a base rental of approximately $400,000 per year pursuant to a lease which terminates in 2009. In addition, we have guaranteed the lease obligations of our formerly affiliated Roanoke, Virginia physician group, Lewis-Gale Clinic, LLC, to HRT.

Lewis-Gale Clinic, LLC leases properties under a 15-year agreement with HRT which includes rent and certain operating expenses. During 2001, we paid HRT $647,000 under the leases on Florida properties. During 2001, we defaulted on these two lease obligations and lease guarantees. On February 1, 2002, the Bankruptcy Court entered an order approving the rejection of certain executory contracts and lease obligations including our obligations to HRT under the leases and related subleases. HRT has filed a substantial claim with the Bankruptcy Court related to these lease obligations. Additional creditors have also filed claims with the Bankruptcy Court relating to certain rejected executory contracts and leases.

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

         (3)      Exhibits:

Exhibit
Number         Description of Exhibits
-------        -----------------------

2.1       --   Amended Joint Reorganization Plan of PhyCor, Inc. and Debtor
               Subsidiaries (1)
3.1       --   Amended Bylaws of the Company (2)
3.2       --   Restated Charter of the Company (2)
3.3       --   Amendment to Restated Charter of the Company (3)
3.4       --   Amendment to Restated Charter of the Company (4)
4.1       --   Form of 4.5% Convertible Subordinated Debenture due 2003 (5)
4.2       --   Form of Indenture by and between the Company and First
               American National Bank, N.A. (5)
10.1      --   Credit and Security Agreement between the Company and AmSouth
               Bank (6)
10.2      --   Company's Amended 1988 Incentive Stock Plan (7)
10.3      --   Company's Amended 1992 Non-Qualified Stock Option Plan for
               Non-Employee Directors (7)
10.4      --   Company's Savings and Profit Sharing Plan (8)
10.5      --   Company's 1999 Stock Incentive Plan (9)
10.6      --   Form of IPA Commercial Risk Services Agreement between
               Pacificare of California and a Company Subsidiary (6)
10.7      --   Form of IPA Medicare Partial Risk Services Agreement between
               Pacificare of California and a Company Subsidiary (6)
10.8      --   Reserved
10.9      --   Risk Contract Management Agreement, dated as of May 1, 1995, by and between North American Medical Management-Illinois, Inc.
               and Elmhurst Physician Hospital Organization, LLC (10)
10.10     --   First Amendment to Risk Contract Management Agreement, dated as of November 1, 1996, by and between Elmhurst Physician
               Hospital Organization, LLC and North American Medical Management
               - Illinois, Inc. (10)
10.11     --   Amendment to Risk Contract management Agreement, dated as of
               May 1, 2000, by and between Elmhurst Physician Hospital
               Organization, LLC and North American Medical Management-Illinois,
               Inc. (10)
10.12     --   Management Services Agreement, dated as of September 1, 1998, by and between North American Medical Management - Illinois, Inc.
               and Health Options Illinois, Inc. (10)

10.13     --   Management Agreement by and between North American Medical
               Management - Illinois, Inc. and Ingalls Provider Group (10)
10.14     --   Amendment to Management Agreement, dated November 30, 1999, by and between Ingalls Provider Group and North American Medical
               Management - Illinois, Inc. (10)
10.15     --   Management Agreement, dated April 1, 2000, by and between
               North American Medical Management -Illinois, Inc. and Northwest
               Community Capco, Inc. (10)
10.16     --   Management Agreement, dated October 1, 1999, by and between
               North American Medical Management -Illinois, Inc. and Silver
               Cross Managed Care Organization (10)
10.17     --    Management Agreement, dated August 1, 1996, by and between
               NAMM-Illinois, Inc. and Swedish Covenant Managed Care Alliance,
               Inc. (10)
10.18     --   Amendment to Management Agreement, dated December 31, 1999, by and between Swedish Covenant Managed Care Alliance, Inc. and
               North American Medical Management-Illinois, Inc. (10)
10.19     --   Management Services Agreement by and between Kansas City
               Physician Management, LLC and New Century Health Quality
               Alliance, Inc. (10)
10.20     --   Management Agreement, dated April 1, 1996, by and between IPA
               Management Associates, Inc. and Quality Care Network of Texas,
               Ltd. (10)
10.21     --   Full Service Management Agreement by and between Tri-Co, LLC and Tri-County Physicians Association, Inc. (10)
10.22     --   Management Agreement, dated October 15, 1999, by and among
               PhyCor of Rockford, Inc., PhyCor, Inc., Rockford Health System
               and Rockford Memorial Health Services Corporation (10)
10.23     --   Addendum to Management Agreement by and among PhyCor of
               Rockford, Inc., PhyCor, Inc., Rockford Health System, Inc. and
               Rockford Memorial Health Services Corporation (10)
10.24     --   Service Agreement, dated November 30, 2000, by and between
               PhyCor of Western Tidewater, Inc., and Lakeview Medical Center,
               Inc. (10)
10.25     --   Service Agreement, dated September 30, 2000, by and between
               SynerPhy of Rome, Inc. and Harbin Clinic, LLC (10)
10.26     --   Employment Agreement dated January 22, 2002 between Mr. Jones and the Company (1)
10.27     --   Separation Agreement and General Release dated January 22,
               2002 between Mr. Dent and the Company (1)
10.28     --   Amended and Restated Employment Agreement dated January 1,
               2002 between Mr. Moret and North American Medical Management
               California, Inc. (1)
21        --   List of subsidiaries of the Company (1)
23        --   Consent of KPMG LLP (1)
------------------------
(1)      Filed herewith.
(2) Incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 1994, Commission No. 0-19786.
(3) Incorporated by referenced to exhibits filed with the Company's Registration Statement on Form S-3, Commission No. 33-93018.
(4) Incorporated by referenced to exhibits filed with the Company's Registration Statement on Form S-3, Commission No. 33-98528.
(5) Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-3, Registration No. 333-328.
(6) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, Commission No. 0-19786.
(7) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1997, Commission No. 0-19786.
(8) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1993, Commission No. 0-19786.
(9) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1999, Commission No. 0-19786.
(10) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2000, Commission No. 0-19786.

                  EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

The following is a list of all executive compensation plans and arrangements filed as exhibits to this Annual Report on Form 10-K:

         (1) Employment Agreement, dated as of January 22, 2002, between the Company and Mr. Jones (filed as Exhibit 10.26)

         (2) Separation Agreement and General Release, dated as of January 22, 2002, between the Company and Mr. Dent (filed as Exhibit 10.27)

         (3) Amended and Restated Employment Agreement, dated as of January 1, 2002, between the Company and Mr. Moret (filed as Exhibit 10.28)

         (4)      Company's Amended 1988 Incentive Stock Plan (filed as Exhibit
                  10.2)

         (5) Company's Amended 1992 Non-Qualified Stock Option Plan for Non-Employee Directors (filed as Exhibit 10.3)

         (6)      Company's 1999 Incentive Stock Plan (filed as Exhibit 10.5)

(b)      Reports on Form 8-K

         Not applicable.

         (c)      Exhibits

                  The response to this portion of Item 14 is submitted as a separate section of this report. See Item 14(a)(3)

         (d)      Financial Statement Schedules

                  The response to this portion of Item 14 is submitted as a separate section of this report. See Item 14(a)(2).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Nashville, State of Tennessee, on April 12, 2002.

                                   PHYCOR, INC.


                                   By: /s/ Tarpley B. Jones
                                       -------------------------------------
                                           Tarpley B. Jones
                                           Chief Executive Officer and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the date indicated.



/s/ Thompson S. Dent                      Chairman of the Board and Director             April 12, 2002
------------------------------------
Thompson S. Dent


/s/ Tarpley B. Jones                      Chief Executive Officer and President          April 12, 2002
------------------------------------      (acting as principal  financial and
Tarpley B. Jones                          principal accounting officer)


/s/ Joseph C. Hutts                       Director                                       April 9, 2002
------------------------------------
Joseph C. Hutts


/s/ Ronald B. Ashworth                    Director                                       April 8, 2002
------------------------------------
Ronald B. Ashworth


/s/ Winfield Dunn                         Director                                       April 8, 2002
------------------------------------
Winfield Dunn


/s/ Joseph A. Hill                        Director                                       April 8, 2002
------------------------------------
Joseph A. Hill, M.D.


                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
PhyCor, Inc.:

         Under date of April 11, 2002, we reported on the consolidated balance sheets of PhyCor, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' deficit and cash flows for each of the years in the three-year period ended December 31, 2001 as contained in the 2001 annual report to shareholders. These consolidated financial statements and our report thereon are included in the Annual Report on Form 10-K for the year 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

         In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. The audit report on the consolidated financial statements of PhyCor, Inc. and subsidiaries referred to above contains an explanatory paragraph that states that the Company has suffered recurring losses from operations, has a net capital deficiency and has a net working capital deficit that raise substantial doubt about its ability to continue as a going concern. On January 31, 2002, the Company and 47 of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. Management has developed a plan of reorganization for approval by the Company's creditors and confirmation by the U.S. Bankruptcy Court. If the plan of reorganization is accepted, continuation of the business thereafter is dependent on the Company's ability to achieve successful future operations. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

                                       /s/  KPMG LLP
                                       -----------------------------------------
                                       Nashville, Tennessee
                                       April 11, 2002

                          PHYCOR, INC. AND SUBSIDIARIES
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS


                                                 Beginning       Additions                                          Ending
                                                  Balance         Expense      Deductions          Other(1)         Balance
                                                 ---------       ---------     ----------          --------         -------
ALLOWANCE FOR DOUBTFUL ACCOUNTS AND
CONTRACTUAL ADJUSTMENTS (IN THOUSANDS)

December 31, 1999                                 $230,785       1,468,674     (1,601,421)          68,382          166,420
                                                  ========       =========     ==========           ======          =======
December 31, 2000                                 $166,420         814,377     (1,015,742)          36,980            2,035
                                                  ========       =========     ==========           ======          =======
December 31, 2001                                 $  2,035          10,342        (11,260)              --            1,117
                                                  ========       =========     ==========           ======          =======


(1)      Represents allowances of operations held for sale



                 See accompanying independent auditors' report.

                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibits
-------        -----------------------

2.1       --   Amended Joint Reorganization Plan of PhyCor, Inc. and Debtor
               Subsidiaries (1)
3.1       --   Amended Bylaws of the Company (2)
3.2       --   Restated Charter of the Company (2)
3.3       --   Amendment to Restated Charter of the Company (3)
3.4       --   Amendment to Restated Charter of the Company (4)
4.1       --   Form of 4.5% Convertible Subordinated Debenture due 2003 (5)
4.2       --   Form of Indenture by and between the Company and First
               American National Bank, N.A. (5)
10.1      --   Credit and Security Agreement between the Company and AmSouth
               Bank (6)
10.2      --   Company's Amended 1988 Incentive Stock Plan (7)
10.3      --   Company's Amended 1992 Non-Qualified Stock Option Plan for
               Non-Employee Directors (7)
10.4      --   Company's Savings and Profit Sharing Plan (8)
10.5      --   Company's 1999 Stock Incentive Plan (9)
10.6      --   Form of IPA Commercial Risk Services Agreement between
               Pacificare of California and a Company Subsidiary (6)
10.7      --   Form of IPA Medicare Partial Risk Services Agreement between
               Pacificare of California and a Company Subsidiary (6)
10.8      --   Reserved
10.9      --   Risk Contract Management Agreement, dated as of May 1, 1995, by and between North American Medical Management-Illinois, Inc.
               and Elmhurst Physician Hospital Organization, LLC (10)
10.10     --   First Amendment to Risk Contract Management Agreement, dated as of November 1, 1996, by and between Elmhurst Physician
               Hospital Organization, LLC and North American Medical Management
               - Illinois, Inc. (10)
10.11     --   Amendment to Risk Contract management Agreement, dated as of
               May 1, 2000, by and between Elmhurst Physician Hospital
               Organization, LLC and North American Medical Management-Illinois,
               Inc. (10)
10.12     --   Management Services Agreement, dated as of September 1, 1998, by and between North American Medical Management - Illinois, Inc.
               and Health Options Illinois, Inc. (10)
10.13     --   Management Agreement by and between North American Medical
               Management - Illinois, Inc. and Ingalls Provider Group (10)
10.14     --   Amendment to Management Agreement, dated November 30, 1999, by and between Ingalls Provider Group and North American Medical
               Management - Illinois, Inc. (10)
10.15     --   Management Agreement, dated April 1, 2000, by and between
               North American Medical Management -Illinois, Inc. and Northwest
               Community Capco, Inc. (10)
10.16     --   Management Agreement, dated October 1, 1999, by and between
               North American Medical Management -Illinois, Inc. and Silver
               Cross Managed Care Organization (10)
10.17     --    Management Agreement, dated August 1, 1996, by and between
               NAMM-Illinois, Inc. and Swedish Covenant Managed Care Alliance,
               Inc. (10)
10.18     --   Amendment to Management Agreement, dated December 31, 1999, by and between Swedish Covenant Managed Care Alliance, Inc. and
               North American Medical Management-Illinois, Inc. (10)
10.19     --   Management Services Agreement by and between Kansas City
               Physician Management, LLC and New Century Health Quality
               Alliance, Inc. (10)
10.20     --   Management Agreement, dated April 1, 1996, by and between IPA
               Management Associates, Inc. and Quality Care Network of Texas,
               Ltd. (10)
10.21     --   Full Service Management Agreement by and between Tri-Co, LLC and Tri-County Physicians Association, Inc. (10)
10.22     --   Management Agreement, dated October 15, 1999, by and among
               PhyCor of Rockford, Inc., PhyCor, Inc., Rockford Health System
               and Rockford Memorial Health Services Corporation (10)
10.23     --   Addendum to Management Agreement by and among PhyCor of
               Rockford, Inc., PhyCor, Inc., Rockford Health System, Inc. and
               Rockford Memorial Health Services Corporation (10)
10.24     --   Service Agreement, dated November 30, 2000, by and between
               PhyCor of Western Tidewater, Inc., and Lakeview Medical Center,
               Inc. (10)

10.25     --   Service Agreement, dated September 30, 2000, by and between
               SynerPhy of Rome, Inc. and Harbin Clinic, LLC (10)
10.26     --   Employment Agreement dated January 22, 2002 between Mr. Jones and the Company (1)
10.27     --   Separation Agreement and General Release dated January 22,
               2002 between Mr. Dent and the Company (1)
10.28     --   Amended and Restated Employment Agreement dated January 1,
               2002 between Mr. Moret and North American Medical Management
               California, Inc. (1)
21        --   List of subsidiaries of the Company (1)
23        --   Consent of KPMG LLP (1)
------------------------
(1)      Filed herewith.
(2) Incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 1994, Commission No. 0-19786.
(3) Incorporated by referenced to exhibits filed with the Company's Registration Statement on Form S-3, Commission No. 33-93018.
(4) Incorporated by referenced to exhibits filed with the Company's Registration Statement on Form S-3, Commission No. 33-98528.
(5) Incorporated by reference to exhibits filed with the Company's Registration Statement on Form S-3, Registration No. 333-328.
(6) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, Commission No. 0-19786.
(7) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1997, Commission No. 0-19786.
(8) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1993, Commission No. 0-19786.
(9) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1999, Commission No. 0-19786.
(10) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2000, Commission No. 0-19786.