Form 10-Q
period 2002-03-31
PHYCOR INC /TN/
filed 2002-05-15
CIK 881400

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2002, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to

COMMISSION FILE NO.: 0-19786
PHYCOR, INC.
(Exact Name of Registrant as Specified in Its Charter)

TENNESSEE	62-1344801
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

30 BURTON HILLS BOULEVARD, SUITE 400 NASHVILLE, TENNESSEE	37215
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (615) 665-9066

(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   ☒   NO   ☐

     As of May 13, 2002, 73,234,105 shares of the registrant’s common stock were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PHYCOR, INC. AND SUBSIDIARIES
(Debtors-in-Possession)

Consolidated Balance Sheets
March 31, 2002 (unaudited) and December 31, 2001
(All amounts are expressed in thousands)

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents – unrestricted	$22,285	$21,471
Cash and cash equivalents – restricted	30,544	30,256
Accounts receivable, net	2,068	2,068
Prepaid expenses and other current assets	9,149	13,444
Notes receivable, current installments	1,095	1,077

Total current assets	65,141	68,316
Property and equipment, net	5,617	5,793
Intangible assets, net	35,042	32,710
Notes receivable, excluding current installments	13,001	13,099
Other assets	816	1,091

Total assets	$119,617	$121,009

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities not subject to compromise
Current liabilities:
Current installments of long-term debt and capital leases	$477	$518
Current installments of convertible subordinated notes and debentures	—	313,020
Accounts payable	2,300	2,003
Salaries and benefits payable	4,712	3,797
Incurred but not reported claims payable	26,905	26,474
Current portion of accrued restructuring reserves	1,550	12,817
Other accrued expenses and current liabilities	19,952	51,520

Total current liabilities	55,896	410,149

Long-term debt and capital leases, excluding current installments	1,336	1,024
Accrued restructuring reserves, excluding current portion	—	9,266
Other liabilities	575	—
Liabilities subject to compromise	363,336	—

Total liabilities	421,143	420,439

Minority interest in earnings of consolidated partnerships	1,159	1,315

Shareholders’ deficit:
Preferred stock, no par value, 10,000 shares authorized	—	—
Common stock, no par value; 250,000 shares authorized; issued and outstanding 73,234 shares in 2002 and 73,237 shares in 2001	834,168	834,168
Accumulated deficit	(1,136,853)	(1,134,913)

Total shareholders’ deficit	(302,685)	(300,745)

Commitments and contingencies
Total liabilities and shareholders’ deficit	$119,617	$121,009

See accompanying notes to consolidated financial statements.

PHYCOR, INC. AND SUBSIDIARIES
(Debtors-in-Possession)

Consolidated Statements of Operations
Three months ended March 31, 2002 and 2001
(All amounts are expressed in thousands, except for earnings per share)
(Unaudited)

	2002	2001

Net revenue	$72,977	$85,284
Operating expenses:
Cost of provider services	52,663	46,878
Salaries, wages and benefits	11,632	18,353
Supplies	451	2,658
Purchased medical services	—	312
Other expenses	3,925	22,736
General corporate expenses	984	4,563
Rents and lease expense	1,365	2,816
Depreciation and amortization	943	3,177
Recovery of asset revaluation and restructuring	—	(962)

Net operating expenses	71,963	100,531

Income (loss) from operations	1,014	(15,247)
Other (income) expense:
Interest income	(730)	(938)
Interest expense (excludes postpetition contractual interest of $2.7 million on prepetition debt obligations in 2002)	1,619	4,561

Income (loss) before reorganization costs and minority interest	125	(18,870)
Reorganization costs	1,931	569

Loss before minority interest	(1,806)	(19,439)
Minority interest in earnings of consolidated partnerships	134	658

Net loss	$(1,940)	$(20,097)

Loss per share:
Basic	$(0.03)	$(0.27)
Diluted	$(0.03)	$(0.27)

Weighted average number of shares and dilutive share equivalents outstanding:
Basic	73,234	73,250
Diluted	73,234	73,250

See accompanying notes to consolidated financial statements.

PHYCOR, INC. AND SUBSIDIARIES
(Debtors-in-Possession)

Consolidated Statements of Cash Flows
Three months ended March 31, 2002 and 2001
(All amounts are expressed in thousands)
(Unaudited)

	2002	2001

Cash flows from operating activities:
Net loss	$(1,940)	$(20,097)
Adjustments to reconcile net loss before reorganization items to net cash provided (used) by operating activities:
Depreciation and amortization	943	3,177
Minority interests	134	658
Recovery of asset revaluation and restructuring expenses	—	(962)
Write down of notes receivable	—	4,264
Accretion of convertible subordinated notes	641	1,688
Increase (decrease) in cash, net of effects of acquisitions and dispositions due to changes in:
Accounts receivable, net	—	6,235
Prepaid expenses and other current assets	4,297	5,533
Accounts payable	535	(3,606)
Incurred but not reported claims payable	(106)	5,005
Accrued restructuring reserves	(211)	(2,249)
Other accrued expenses and current liabilities	(594)	(1,376)

Net cash provided (used) by operating activities before reorganization items	3,699	(1,730)

Operating cash flows from reorganization items:
Interest received on cash accumulated because of Chapter 11 proceeding	7	—
Professional fees paid for services rendered in connection with reorganization	(1,256)	(569)

Net cash used by reorganization items	(1,249)	(569)

Net cash provided (used) by operating activities	2,450	(2,299)

Cash flows from investing activities:
Dispositions (acquisitions), net	(1,387)	54,610
Purchase of property and equipment	(130)	(140)
Proceeds from other assets	493	469
Change in restricted cash held for sale	—	3,906

Net cash (used) provided by investing activities	(1,024)	58,845

Cash flows from financing activities:
Repayment of long-term borrowings	(18)	(47,935)
Repayment of obligations under capital leases	(16)	(49)
Distributions of minority interests	(290)	(1,207)

Net cash used by financing activities	(324)	(49,191)

Net increase in cash and cash equivalents	1,102	7,355
Cash and cash equivalents — beginning of period	51,727	927

Cash and cash equivalents — end of period	$52,829	$8,282

See accompanying notes to consolidated financial statements.

PHYCOR, INC. AND SUBSIDIARIES
(Debtors-in-Possession)

Consolidated Statements of Cash Flows (continued)
Three months ended March 31, 2002 and 2001
(All amounts are expressed in thousands)
(Unaudited)

	2002	2001

SUPPLEMENTAL SCHEDULE OF INVESTING ACTIVITIES:
Effects of dispositions and acquisitions, net:
Assets acquired, net of cash	$(3,243)	$—
Liabilities assumed (paid), including deferred purchase price payments	1,856	(67)
Cash received from disposition of clinic assets, net	—	54,677

Dispositions (acquisitions), net	$(1,387)	$54,610

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Notes receivable received from disposition of assets	$—	$12,000

See accompanying notes to consolidated financial statements.

PHYCOR, INC. AND SUBSIDIARIES
(Debtors-in-Possession)

Notes to Unaudited Consolidated Financial Statements
Three months ended March 31, 2002 and 2001

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

These consolidated financial statements, footnote disclosures and other information should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2001 for PhyCor, Inc. (the “Company”).

On January 31, 2002, the Company and 47 of its subsidiaries (collectively, the filing entities are referred to as the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Filings”) with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) (Case No. 02-40278 (PCB)). On that date, the Debtors also filed a joint plan of reorganization (as and to the extent subsequently amended, the “Plan”), which sets forth the manner in which claims against, and interests in, the Debtors will be treated following their emergence from bankruptcy, as well as a disclosure statement. The final disclosure statement has not yet been submitted to the Bankruptcy Court for approval. The Company’s independent practice association (“IPA”) management operating subsidiaries are not part of the Chapter 11 case and have continued paying, in the ordinary and normal course of business, all wages, benefits and other employee obligations as well as all outstanding and ongoing accounts payable to their vendors.

The Company elected to seek Chapter 11 protection to attempt to realign its capital structure and to preserve the value of its remaining businesses for its creditors. Prior to the Bankruptcy Filings, the Company had been in negotiations regarding the reorganization with an informal committee of holders of the Company’s 4.5% convertible subordinated debentures (“Notes”) and Warburg, Pincus Equity Partners, L.P. (“Warburg, Pincus”), which through its affiliates holds all of the Company’s zero coupon convertible subordinated notes (“Zero Coupon Notes”). The Company filed the Plan with the support of certain of these creditors, which collectively hold approximately two-thirds of its outstanding indebtedness. The Plan is subject to a number of conditions, including approval by certain of the Company’s creditors and confirmation by the Bankruptcy Court. Creditors who do not vote in favor of the Plan may challenge its confirmation. Resolution of any such challenges could result in delays and increased expense as well as failure of the Plan.

If the Plan is confirmed, the Debtors’ general unsecured creditors, including the holders of the Notes (“Bondholders”) and Warburg, Pincus, will receive shares of the reorganized company’s common stock or, in certain instances, cash in an amount equal to approximately 11.9% of their claims in full satisfaction of their claims. Under the terms of the Plan, the Company’s outstanding and authorized common stock, options, warrants and rights to purchase preferred stock will be cancelled and holders of these securities will not receive any consideration, either in cash or in newly issued stock. The Company currently has outstanding approximately 73,230,000 shares of common stock and options and warrants to purchase approximately 2,506,000 and 348,000 shares of common stock, respectively, all of which will be cancelled for no consideration. Finally, under the terms of the Plan, the Company anticipates that there will be fewer than 300 shareholders of record upon consummation. If that is the case, the securities of the reorganized company will not be publicly traded and the reorganized company will be a privately-held company not subject to the reporting obligations of the Securities and Exchange Commission. In the event the Plan is not confirmed, the Company may not be able to continue as a going concern.

Except as may be otherwise determined by the Bankruptcy Court, the automatic stay protection afforded by the Bankruptcy Filings prevents any creditor or other third party from taking any action in connection with any default under prepetition obligations of the Debtors.

The accompanying consolidated financial statements for the three months ended March 31, 2002, have been prepared in accordance with American Institute of Certified Public Accountants Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”) and generally accepted accounting principles applicable to a going concern, which assumes that assets will be realized and liabilities will be discharged in the normal course of business. The consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of recorded assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

“Liabilities Subject to Compromise” on the Company’s consolidated balance sheet reflect the Debtors’ liabilities incurred prior to the Petition Date. These liabilities, consisting primarily of the Notes, including accrued interest, the Zero Coupon Notes, accrued restructuring reserves and various accounts payable, represent the Company’s estimate of known or potential claims to be resolved in connection with the Bankruptcy Filings. Such claims remain subject to future adjustments based on negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, treatment under the Plan and other events. The following table summarizes the principal categories of claims classified as “Liabilities Subject to Compromise,” at March 31, 2002, as a result of the Bankruptcy Filings (in thousands):

Notes	$196,500

Accrued interest on Notes through January 31, 2002	13,203

Zero Coupon Notes	117,161

Accrued restructuring reserves	20,322

Accrued expenses and vendor liabilities	16,150

Total liabilities subject to compromise	$363,336

The Company’s ability to continue as a going concern is dependent upon, among other things, confirmation of the Plan, future profitable operations, the ability to generate sufficient cash flow from operations, and financing arrangements to meet obligations. During the first quarters of 2002 and 2001, the Company incurred approximately $1.9 million and $0.6 million, respectively, of legal, accounting, consulting and other fees in connection with the Company’s financial reorganization.

In accordance with SOP 90-7, condensed consolidated financial statements for the Debtors for the quarter ended March 31, 2002 are as follows (in thousands):

            Debtors’ Condensed Consolidated Balance Sheet

Current assets:

Cash and cash equivalents – unrestricted	$7,173

Cash and cash equivalents – restricted	2,400

Other current assets	1,828

Total current assets	11,401

Property and equipment, net	562

Intangible assets, net	13,731

Notes receivable, excluding current installments	6,395

Other assets	3

Total assets	$32,092

Liabilities not subject to compromise	$2,808

Liabilities subject to compromise	363,336

Total liabilities	366,144

Shareholders’ deficit	(334,052)

Total liabilities and shareholders’ deficit	$32,092

           Debtors’ Condensed Consolidated Statement of Operations

Net revenue	$357

Operating expenses:

General corporate expenses	966

Rents and lease expense	73

Depreciation and amortization	388

Net operating expenses	1,427

Loss from operations	(1,070)

Other (income) expense:

Interest income	(309)

Interest expense	1,479

Loss before reorganization costs	(2,240)

Reorganization costs	1,931

Net loss	$(4,171)

Debtors’ Condensed Consolidated Statement of Cash Flows

Net cash used by operating activities before reorganization items	(396)

Net cash used by reorganization items	(1,249)

Net cash used by operating activities	(1,645)

Net cash provided by investing activities	87

Net decrease in cash and cash equivalents	(1,558)

Cash and cash equivalents — beginning of period	11,131

Cash and cash equivalents — end of period	$9,573

(2)	New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141, Business Combinations (“Statement 141”), and Statement No. 142, Goodwill and Other Intangible Assets (“Statement 142”). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“Statement 144”) as discussed below.

The Company’s adoption of Statement 142, as of January 1, 2002, did not result in any impairment charges. Goodwill existing at June 30, 2001 is no longer amortized but instead is assessed for impairment at least annually. For the three months ended March 31, 2001, excluding amortization of goodwill of approximately $1.1 million, the net loss would have been $19.0 million and loss per share would have been $0.26.

In August 2001, the FASB issued Statement 144 which supersedes both FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (“Statement 121”) and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“Opinion 30”), for the disposal of a segment of a business. Statement 144 retains the fundamental provisions stated in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement 142.

The Company adopted the provisions of Statement 144 for the quarter ending March 31, 2002 with no impact on the Company’s financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121.

(3)	Net Revenue

Net revenue of the Company is comprised of IPA management revenue (“IPA Management Revenue”), contract management services revenue, and, prior to 2002, included net clinic service agreement revenue and other operating revenue. As a result of the Company’s divestiture of its remaining multi-specialty medical clinic assets in April 2001 and its healthcare decision-support services subsidiary, CareWise, Inc. (“CareWise”), in May 2001, net revenue in 2002 will be primarily comprised of IPA Management Revenue, as it was in 2001.

IPA Management Revenue consists of fees paid by IPAs to the Company for management services and payments for healthcare costs, usually made under capitated arrangements, and is recognized in the month that management services are provided. In addition, the Company may receive a share of surplus, if any, of capitated revenue of the IPAs in excess of healthcare claims expense. Revenue from such surpluses is recognized at the time that the Company can readily determine the amount of those surpluses, which usually occurs when the surplus is received. PrimeCare Medical Network, Inc. (“PMNI”), a wholly-owned subsidiary of PrimeCare International, Inc. (“PrimeCare”), which is a wholly-owned subsidiary of the Company, and the Company’s owned IPAs are exposed to losses if the cost of physician professional services exceeds the capitated payments received from healthcare payors. PMNI also assumes some risk for institutional (hospital) costs. Any loss on a capitated contract is recorded when the Company determines that such loss is probable and reasonably estimable.

Clinic service agreement revenue was equal to the net revenue of the clinics less amounts retained by physician groups. Net clinic revenue recorded by the physician groups was recorded at established rates reduced by provisions for doubtful accounts and contractual adjustments. Contractual adjustments arose as a result of the terms of certain reimbursement and managed care contracts. Such adjustments represented the difference between charges at established rates and estimated recoverable amounts and were recognized in the period the services were rendered. Any differences between estimated contractual adjustments and actual final settlements under reimbursement contracts were recognized as contractual adjustments in the year final settlements were determined.

Other operating revenue consists of revenue relating to CareWise which was sold in May 2001 and revenue from contract management services. Revenue from contract management services is recorded when the services are provided in accordance with a fee schedule that is contractually determined.

The following represents amounts included in the determination of net revenue for the three months ended March 31, 2002 and 2001 (in thousands):

	2002	2001

IPA revenue:	$126,005	$151,475
Gross other revenue and, in 2001, physician group revenue	1,519	31,413
Less:
Provisions for doubtful accounts and contractual adjustments	—	10,334

Net other revenue and, in 2001, physician group revenue	1,519	21,079

Net IPA, other, and, in 2001, physician group revenue	127,524	172,554
Less amounts retained by physician groups and IPAs:
Physician groups	—	4,783
Clinic technical employee compensation	—	815
IPAs	54,547	81,672

Net revenue	$72,977	$85,284

(4)	Asset Revaluation and Restructuring

In the first quarter of 2002, the Company had no asset revaluation or restructuring charges. In the first quarter of 2001, the Company recorded a net asset revaluation and restructuring recovery of approximately $1.0 million. This recovery included a net pre-tax asset revaluation charge of approximately $0.3 million, which was comprised of a $3.6 million asset revaluation charge less recovery of $3.3 million of certain asset revaluation charges recorded previously. In addition, this recovery included a net restructuring recovery of $1.3 million, which was comprised of a $0.5 million restructuring charge less recovery of $1.8 million of certain restructuring charges recorded in prior years which will not be utilized.

Substantially all obligations relating to the accrued restructuring reserves are subject to compromise as a result of the Bankruptcy Filings.

The following table summarizes the restructuring payment activity for the first quarter of 2002 (in thousands):

	Facility &	Severance &	Other
	Lease Termination	Related	Exit
	Costs	Costs	Costs	Total

Balances at December 31, 2001	$18,143	$1,685	$2,255	$22,083
Payments	(85)	(11)	(115)	(211)

Balances at March 31, 2002	$18,058	$1,674	$2,140	$21,872

(5)	Commitments and Contingencies

(a) Employment Agreements

The employment agreement effective on the Petition Date with the Company’s Chief Executive Officer and President and employment agreements with certain of its management employees, include, among other terms, various non-competition provisions and salary and benefits continuation.

(b) Medical Pathways Management Corporation (“Medical Pathways”) Contingent Consideration

Effective March 1, 2002, the Company, through its wholly-owned subsidiary North American Medical Management California, Inc. (“NAMM California”), acquired certain assets and the management contracts of seven IPAs from Medical Pathways for consideration totaling $3.2 million including deferred payments and the assumption of certain liabilities. Pursuant to certain Medical Pathways transaction agreements, NAMM California is obligated to make additional payments if particular operating parameters are achieved as a result of the acquired management contracts. Maximum contingent payments related to these agreements is expected to approximate $4.5 million and will be paid at various dates through May 30, 2005. Such liability, if any, will be recorded in the period in which the outcome of the contingency becomes known. Any payment made will be allocated among the assets acquired and will not immediately be charged as an expense.

(c) Litigation

As a result of the Bankruptcy Filings, all current litigation against the Debtors is stayed. Litigation is continuing, however, against the Company’s subsidiaries that did not seek protection under Chapter 11. All judgments against the Debtors will be treated as claims under the Plan. Additional information regarding the Bankruptcy Filings and the Plan is set forth in Note 1.

Stayed Litigation

The Company and certain of its current and former officers and directors, Joseph C. Hutts, Derril W. Reeves, Thompson S. Dent, Richard D. Wright and John K. Crawford (only Mr. Dent and Mr. Hutts currently serve as the Company’s directors) have been named defendants in 10 securities fraud class actions filed in state and federal courts in Tennessee between September 8, 1998 and June 24, 1999. The factual allegations of the complaints in all 10 actions are substantially identical and assert that during various periods between April 22, 1997 and September 22, 1998, (the “Class Period”) the defendants issued false and misleading statements which materially misrepresented the Company’s earnings and financial condition and the Company’s clinic operations and misrepresented and failed to disclose various other matters concerning the Company’s operations in order to conceal the alleged failure of the Company’s business model. Plaintiffs further assert that the alleged misrepresentations caused the Company’s securities to trade at inflated levels while the individual defendants sold shares of the Company’s stock at such levels. The Company and the individual defendants have reached a settlement with the plaintiff class which will resolve all of the claims in the consolidated actions. On March 12, 2002, the parties filed with the United States District Court for the Middle District of Tennessee (the “District Court”) a Memorandum of Understanding which outlines the proposed settlement, the terms of which include the payment of $3.4 million to be paid by insurance proceeds in exchange for complete releases of all defendants and dismissal of the consolidated cases with prejudice. In connection with the Bankruptcy Filings, an Amended Stipulation and Order of the Bankruptcy Court lifting the automatic stay for purposes of allowing the settlement process to proceed in the District Court was entered on April 12, 2002. Fully executed settlement documents were filed with the District Court on April 12, 2002 and any opt-outs or objections to the settlement must be filed with the District Court on or before July 8, 2002. The final hearing on the settlement is scheduled for July 20, 2002. The reorganized company will take whatever steps are necessary to complete the settlement of the litigation. Subject to approval by the District Court, KPMG LLP, the Company’s independent public auditors, has also settled the claims against it in the litigation.

The same Class Period and the same factual allegations made in the federal court consolidated class actions are alleged in a separate derivative action filed in the Chancery Court for Davidson County, Tennessee, Parul Patel v. Joseph C. Hutts, et. al., Case No. 99-2353-I. By Order entered October 14, 1999, the derivative action was stayed pending the outcome of the federal consolidated class actions. Although Mr. Patel has not agreed to settle his claim as a part of the proposed federal court settlement, it is a condition of the settlement agreement that under the terms of the Plan, which is subject to creditor and court approval, Mr. Patel’s interest as a common stockholder be cancelled and his litigation claim be discharged. In addition, the Company will not pursue any alleged claims made in the Patel action against the Company’s current and former officers and directors. Finally, under the terms of the Plan, the Company is releasing any claims it may have against its current and former officers and directors.

On August 31, 1999, two relators brought an action in the United States District Court for the District of Hawaii under the False Claims Act and for employment related claims against Straub Clinic and Hospital, Inc. (“Straub”), PhyCor of Hawaii, Inc., and the Company. This matter had been under seal until

September 2000. On September 20, 2000, the United States government declined to intervene in the matter. The Company sold PhyCor of Hawaii, Inc. to Straub in November 2000 and Straub is defending the claims against PhyCor of Hawaii, Inc. The Company lost its motion to dismiss the claims against it and it is defending itself in the litigation. Trial was set for June 12, 2002, however, as a result of the Bankruptcy Filings, the case is stayed.

As a result of the Company’s decision to exit its IPA market in Houston, Texas, a number of providers in the market have brought actions naming several parties, including one of the Company’s IPA-management subsidiaries and the Company, alleging breach of contract, breach of fiduciary duty, and fraud, among other matters. Several million dollars have been claimed in these cases. The Company believes the plaintiffs have sued the wrong party and that the claims are generally excessive. In addition, as a result of the Company’s financial condition, the Company has been unable to meet certain contractual obligations including, but not limited to, certain ongoing lease obligations and severance obligations to former employees. There can be no assurance that we will meet existing or additional contractual obligations in the future. Several parties have sent the Company letters alleging breach of contract and threatening to bring claims, and several suits have been filed. The litigation has been stayed and the claims will be handled through the bankruptcy process.

In a case which was filed in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, Busch Drive Ltd. and Lime Street Ltd., the landlords of the Company’s formerly affiliated physician group, First Coast Medical Group, P.A., claimed the Company guaranteed the lease obligations of the physician group. The judge in that case has entered judgments in favor of the landlords in the aggregate amount of $2,474,510. The Company has a liability recorded in the amount of the judgment at March 31, 2002. This judgment will be dealt with as a claim under the Plan.

Active Litigation

The following is a summary of material litigation to which certain of the Company’s ongoing operating subsidiaries who are not part of the Bankruptcy Filings are parties, and accordingly, this litigation is not stayed.

As previously disclosed in the case of United States of America ex rel. William R. Benz v. PrimeCare International, Inc. and Prem Reddy, in the United States District Court, Central District of California, the jury returned a verdict in favor of the plaintiff in the amount of $4.6 million. The judgment of $4.6 million was recorded as other operating expenses in the second quarter of 2000. The Company entered into a settlement agreement with Mr. Benz which subsequently received court approval. In exchange for PrimeCare paying Mr. Benz $2.7 million (of which $0.7 million was paid during the second quarter of 2001 and the remainder was paid during July 2001), all claims were dropped by Mr. Benz against the Company and its affiliates. Mr. Benz has not settled with Dr. Reddy, and Dr. Reddy continues to maintain that PrimeCare and several of its managed IPAs has an indemnification obligation to him. In March 2002, the Company was granted a demurrer with respect to Dr. Reddy’s claim for indemnity, and accordingly, his claim will be dismissed with prejudice. Dr. Reddy has not appealed this decision as of the date hereof.

The IPAs managed by PrimeCare, the physicians employed by those IPAs, and in some cases PMNI, are parties to several medical malpractice and/or managed care liability cases which the Company believes will be adjudicated within applicable insurance coverage limits. In addition, many of our California subsidiaries and affiliated IPAs have been sued on business claims such as breach of contract, misrepresentation, fraud, and deceit. The plaintiffs in these suits are seeking millions of dollars in damages, and the Company is vigorously defending these suits. One such case was recently tried in the Superior Court of the State of California for the County of Riverside. On December 31, 2001, the jury awarded the plaintiff damages jointly against PrimeCare and PMNI in the amount of $3 million based upon its breach of contract claim; $208,189 against PrimeCare on its constructive fraud claim; and $5,000 in punitive damages against PrimeCare. PrimeCare was awarded $296,190 on its cross-complaint. The Company does not agree with this decision and has appealed and the plaintiff has cross-appealed. PMNI obtained a $5 million appellate bond secured by a letter of credit to enable it to pursue the appeal. The Company has a liability recorded equal to the amount of this judgment at March 31, 2002. There can be no assurance that the Company will be successful with this appeal or in other pending litigation. Additional damage awards at the levels the plaintiffs have demanded could have a material adverse effect on the Company’s ongoing operations.

In addition, the Company and PrimeCare have been named in litigation involving PrimeCare operations that were not transferred to the Company when the Company acquired PrimeCare. In one such case in Oklahoma, the plaintiff is alleging that a former PrimeCare subsidiary (which the Company did not acquire) is guilty of breach of contract, conversion, and fraud, and is seeking damages in excess of $2 million plus punitive damages. Since filing the litigation, the plaintiff has filed for bankruptcy relief. In the other such case in Florida, the plaintiff is seeking approximately $250,000 in damages. Although the Company did not own PrimeCare at the time of the alleged incidents, the Company may have liability for the actions of these entities and may not have indemnity rights against Dr. Reddy, the former owner who is also a co-defendant. It is not possible to determine the amount of the Company’s exposure or that of its subsidiaries in these cases, but judgment against the Company could have a material adverse effect on the Company’s ongoing operations.

Certain litigation is pending against the Company’s formerly affiliated physician groups and the Company’s managed IPAs. The Company has not assumed any liability in connection with such litigation. Claims against the physician groups and IPAs could result in substantial damage awards to the claimants which may exceed applicable insurance coverage limits. Although we may not be parties to such litigation, a substantial financial obligation of the physician group or IPA could threaten its viability or its ability to pay our fees. While there can be no assurance that the physician groups and IPAs will be successful in any such litigation, at this time, the Company does not believe any such litigation will have a material adverse effect on its operations.

(d) Insurance

The Company maintains managed healthcare errors and omissions insurance on a claims made basis for all of its managed care operations and officers’ and directors’ liability insurance. These policies expired on September 1 and September 11, 2001, respectively, but each was extended until September 1, 2002. Upon a change of control, including the change of control anticipated as a result of the approval of the Company’s Plan by the Bankruptcy Court, these policies will terminate. Insurance coverage under such policies is contingent upon a policy being in effect when a claim is made, regardless of when the events which caused the claim occurred. In addition, the Company maintains a separate healthcare errors and omissions insurance policy and a medical malpractice insurance policy for most of its California operations. These policies expire August 18, 2003. The Company also maintains property and casualty, general liability, worker’s compensation and some umbrella coverage on an occurrence basis. In addition, the Company is named as an additional insured on medical malpractice policies of some of its formerly affiliated physician groups. In other cases, however, the Company has no insurance for malpractice claims brought against such physician groups. There are known claims and incidents that may result in the assertion of additional claims, as well as claims from unknown incidents that may be asserted. The Company is not aware of any claims against management or its formerly affiliated physician groups which might have a material adverse impact on its financial position. The cost and availability of insurance coverage has varied widely in recent years. The Company believes its insurance policies are adequate in amount and coverage for its current operations. There can be no assurance, however, that the coverage is sufficient to cover all future claims or will continue to be available after the consummation of the Plan or at a reasonable cost. All claims against the Debtors which filed for bankruptcy will be barred after the effective date of the Plan.

(e) Letters of Credit

At March 31, 2002, letters of credit totaling $2.25 million were outstanding under a commercial bank credit facility. The $2.25 million letters of credit secure malpractice insurance deductibles and bonds required for third party administrator licenses. In addition, a $5.0 million letter of credit secures an appellate bond of the same amount. See Note 5(c) for further description of this letter of credit. During the first quarter of 2002, a letter of credit for $0.4 million expired and, in April 2002, letters of credit totaling $0.5 million were drawn.

(f) Financing Obligations

Currently, the Company is providing management services under management agreements that, generally, do not obligate the Company to provide capital. However, under one management agreement, the Company is obligated, if requested to do so, to provide lease financing for the acquisition of equipment to be used in the group’s operation of up to $750,000 annually through September 30, 2005. The lease rate is the prime rate, and the physician group has the sole discretion whether to use the Company as the source of capital for leased equipment. No such financing has been requested to date.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     We are a Tennessee corporation which was incorporated in 1988. We are a medical network management company that develops and manages independent practice associations (“IPAs”), manages physician hospital organizations (“PHOs”), provides contract management services to physician networks owned by health systems, and provides management and consulting services to independent medical organizations.

     North American Medical Management, Inc. (“NAMM”), one of our wholly-owned subsidiaries, through its subsidiaries, manages IPAs in northern and southern California, Kansas, and Tennessee and manages PHOs and IPAs in Illinois. NAMM’s subsidiary, North American Medical Management California, Inc. (“NAMM California”), manages our IPAs in California, and its affiliate, PrimeCare Medical Network, Inc. (“PMNI”), owns certain of these IPAs. PMNI holds a limited Knox-Keene license in California. This license allows PMNI to contract with payors to assume risk under certain managed care contracts and then delegate that risk to certain of our IPAs. Through NAMM California, effective March 1, 2002, we acquired management contracts of seven additional IPAs from Medical Pathways Management Corporation (“Medical Pathways”). Finally, through our PhySys division, we provide management and support services to two of our formerly affiliated multi-specialty clinics and to the physician networks of two health systems. In addition, PhySys offers consulting services to independent medical organizations through limited engagements.

Filings Under Chapter 11 of the Bankruptcy Code

     On January 31, 2002 (the “Petition Date”), we and 47 of our subsidiaries (collectively, the filing entities are referred to as the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Filings”) with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) (Case No. 02-40278 (PCB)). On the Petition Date, the Debtors also filed a joint plan of reorganization (as and to the extent subsequently amended, the “Plan”), which sets forth the manner in which claims against, and interests in, them will be treated following their emergence from bankruptcy, as well as a disclosure statement. The final disclosure statement has not yet been submitted to the Bankruptcy Court for approval. Our IPA management operating subsidiaries are not part of the Bankruptcy Filings and have continued paying, in the ordinary and normal course of business, all wages, benefits and other employee obligations as well as all outstanding and ongoing accounts payable to their vendors.

     We elected to seek Chapter 11 protection to attempt to realign our capital structure and to preserve the value of our remaining businesses for our creditors. We negotiated the Plan with an informal committee of holders of our 4.5% convertible subordinated debentures (the “Notes”) and Warburg, Pincus Equity Partners, L.P. (“Warburg, Pincus”), which through its affiliates holds all of our zero coupon convertible subordinated notes (“Zero Coupon Notes”). These creditors collectively hold approximately two-thirds of our outstanding indebtedness. The Plan is subject to a number of conditions, including approval by certain of our creditors and confirmation by the Bankruptcy Court. Creditors who do not vote in favor of the Plan may challenge its confirmation. Resolution of any such challenges could result in delays and increased expense as well as failure of the Plan.

     If the Plan is confirmed, the Debtors’ general unsecured creditors, including the holders of the Notes (“Bondholders”) and Warburg, Pincus, will receive shares of the reorganized company’s common stock or, in certain instances, cash in an amount equal to approximately 11.9% of their claims in full satisfaction of their claims. Under the terms of the Plan, our outstanding and authorized common stock, options, warrants and rights to purchase preferred stock will be cancelled and holders of these securities will not receive any consideration, either in cash or in newly issued stock. We currently have outstanding approximately 73,230,000 shares of common stock and options and warrants to purchase approximately 2,506,000 and 348,000 shares of common stock, respectively, all of which will be cancelled for no consideration. Finally, under the terms of the Plan, we anticipate that there will be fewer than 300 shareholders of record upon consummation. If that is the case, the securities of the reorganized company will not be publicly traded and the reorganized company will be a privately-held company not subject to the reporting obligations of the Securities and Exchange Commission (the “SEC”). In the event the Plan is not confirmed, we may not be able to continue as a going concern.

Independent Practice Associations

     IPAs And PHOs

     Through our IPAs and PHOs, we currently provide healthcare-related services to approximately 798,000 commercial equivalent members (“CEMs”) in four states. Approximately 239,000 of these CEMs are enrolled in Medicare+ Choice Plans offered by payors to individuals who qualify for Medicare benefits. The payor contracts entered into on behalf of our IPAs and PHOs are based on capitated fee arrangements. Under capitation arrangements, healthcare providers bear the risk, subject to certain loss limits, that the aggregate cost of providing medical services to members will exceed the payments received. Currently, we operate 23 IPAs through our NAMM subsidiaries in California. Our California operations include approximately 646,000 CEMs and constitute over 90% of our ongoing revenue. Our next largest market is Chicago, Illinois where we provide services to approximately 134,000 CEMs. These operations constitute 3% of our revenue. In the first quarter of 2002 and 2001, revenue from IPA and PHO operations constituted approximately 98% and 82% of our total revenue, respectively. We anticipate that revenue from IPA and PHO operations will continue to constitute the vast majority of our revenue in the future.

     NAMM. Through its subsidiaries, NAMM manages 23 IPAs in California, one IPA in Kansas, two IPAs in Tennessee, and two IPAs and six PHOs in Illinois. Seven of the IPA contracts in California were acquired, effective March 1, 2002, from Medical Pathways and expanded our service area into Los Angeles, Orange and San Luis Obispo counties. Eight of the California IPAs are owned by PMNI and a few are owned by a physician who also serves as medical director of our California operations. These IPAs are consolidated in our consolidated financial statements. These IPAs contract with PMNI to have access to payor contracts.

     The management agreements for the IPAs which contract with PMNI provide for NAMM California to receive a percentage of revenue that is no less than its cost to manage plus the surplus remaining after distributions to physicians. The management agreements for the PHOs and IPAs which do not contract with PMNI provide for the NAMM subsidiary to receive fees based upon either a percentage of revenue collected by the IPAs or a per member per month payment, plus a share of surplus, if any, of capitated revenue of the IPAs or PHOs in excess of any healthcare claims expense. These IPAs contract directly with payors, and these contracts typically provide that the payor may terminate the agreement without cause on 120 days notice. The loss by an IPA or PHO of any significant payor contract would have a material adverse effect on the revenue and financial condition of the NAMM managing entity and potentially on our ongoing operations as a whole.

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

     PMNI is subject to a significant level of state oversight, including a requirement to maintain a defined level of tangible net equity by the California Department of Managed Healthcare (the “DMHC”) because it holds a limited Knox-Keene license in California. A Knox-Keene license is a license issued by the State of California that allows an entity to assume limited risk under certain managed care contracts. The license renews annually provided PMNI complies with the renewal requirements. If PMNI lost its limited Knox-Keene license, it would no longer be able to enter these risk contracts and, accordingly, our revenue would decline materially. In addition, pursuant to the Knox-Keene requirements, PMNI, as a condition to receipt of its license, agreed not to make any distributions of cash to us if any such distribution would cause PMNI to fail to be in compliance with the Knox-Keene requirements.

     During the third quarter of 2000, PMNI reached an agreement with the DMHC regarding the funding of certain cash reserve requirements for claims payment. PMNI was in compliance with such requirements as of March 31, 2002. As of that date, PMNI had restricted cash reserves of $26.7 million and outstanding healthcare claims and liabilities of $21.5 million.

     Future Prospects For IPA Business. We intend to continue to pursue the growth of NAMM and PMNI. We are seeking to contract with additional payors and to add additional physicians to our managed IPAs. PMNI currently operates primarily in the San Bernadino and Riverside counties in California. Through the Medical Pathways acquisition, we expanded NAMM California’s service area into Los Angeles, Orange and San Luis Obispo counties. We believe that we will be able to add physicians and members within these counties as a result of our marketing efforts and those of payors with which we contract. We are also seeking to develop additional management relationships with IPAs to enhance both capitated and non-capitated managed care contracting systems. There is no assurance, however, that we will be successful in these efforts.

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

     Rome and Suffolk Agreements. We have support services contracts with two of our formerly affiliated multi-specialty clinics: the Harbin Clinic in Rome, Georgia and the Lakeview Medical Center in Suffolk, Virginia. Our fee under each of the Rome and Suffolk agreements is a fixed monthly fee plus reimbursement of certain expenses. We do not employ the personnel at these clinics and do not own any of the assets of either clinic. Under the Rome agreement, we are obligated to provide lease financing of up to $750,000 annually through September 30, 2005 for the acquisition of equipment to be used in the group’s operation. The lease rate is the prime rate, and the group has the sole discretion whether to use us as its source of capital for leased equipment. No such financing has been requested to date. The Rome agreement terminates on September 30, 2007, subject to earlier termination for various reasons. The Suffolk agreement terminates on November 30, 2005, subject to earlier termination without cause upon 90 days notice and payment of a termination fee. Under the Suffolk agreement, the physician group may offset, against any obligation it has to us, amounts that we owe to the physician group under a promissory note, dated January 1, 1998, in the principal amount of $173,783. We assigned the obligations under this note to our wholly-owned subsidiary, SynerPhy of Suffolk, Inc. Our subsidiary which contracts with the Harbin Clinic is part of the bankruptcy proceeding, however, our Suffolk subsidiary is not. We do not anticipate that the Bankruptcy Filings will negatively impact these relationships.

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

     Mercy Health Agreement. PhySys also provides services to MedClinic of Sacramento, a 120-member physician group affiliated with the Mercy Health System in Sacramento, California. We are obligated to provide an executive director and a financial officer to perform services for Mercy Health. The Mercy Health agreement terminates June 30, 2004 subject to earlier termination by either party in certain circumstances, including termination prior to June 30, 2002 for any reason.

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

Results of Operations

     The following table shows the percentage of net revenue represented by various expenses and other income items reflected in the Company’s Consolidated Statements of Operations.

Three Months Ended March 31,	2002	2001

Net revenue	100.0%	100.0%
Operating expenses:
Cost of provider services	72.2	55.0
Salaries, wages and benefits	15.9	21.5
Supplies	0.6	3.1
Purchased medical services	—	0.4
Other expenses	5.4	26.7
General corporate expenses	1.3	5.3
Rents and lease expense	1.9	3.3
Depreciation and amortization	1.3	3.7
Recovery of asset revaluation and restructuring	—	(1.1)

Net operating expenses	98.6	117.9

Income (loss) from operations	1.4	(17.9)
Interest income	(1.0)	(1.1)
Interest expense	2.2	5.3

Income (loss) before reorganization costs and minority interest	0.2	(22.1)
Reorganization costs	2.7	0.7

Loss before minority interest	(2.5)	(22.8)
Minority interest	0.2	0.8

Net loss	(2.7)%	(23.6)%

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

     Net revenue decreased $12.3 million, or 14.4%, to $73.0 million for the first quarter of 2002 from $85.3 million for the first quarter of 2001. The decrease is primarily the result of the sale or disposal of certain operating units which had generated revenue in the first quarter of 2001, but not in the first quarter of 2002. Approximately $8.2 million of the decrease was related to the dispositions of the assets of our formerly affiliated multi-specialty clinics which were completed in April 2001. Approximately $3.8 million of the decrease related to the sale of our healthcare decision-support services subsidiary, CareWise, Inc. (“CareWise”), on May 25, 2001. In addition, approximately $2.0 million of the decrease related to the disposition of our management services operation in Denver in August 2001 and decreases in fees from various consulting arrangements.

     Partially offsetting the decrease in total net revenue, net revenue from IPAs (“IPA net revenue”) increased $1.7 million, or 2.4%, to $71.5 million for the first quarter of 2002 from $69.8 million for the first quarter of 2001. The net increase in IPA net revenue resulted from an approximate $3.4 million increase, or 5.0%, from IPA markets operating during both the first quarter of 2002 and 2001 and a $1.7 million decrease as a result of the operations discontinued in the Florida, Texas and Nevada markets in 2001. The “same store” IPA net revenue increased to $71.5 million for the first quarter of 2002 from $68.1 million for the first quarter of 2001 primarily as the result of increased enrollment and rates in NAMM California’s IPAs.

     Cost of provider services as a percentage of net revenue increased during the first quarter of 2002 compared to the first quarter of 2001 because our NAMM California operations comprised 93% of our total net revenue in the first quarter of 2002 compared to 80% in the first quarter of 2001. NAMM California operates in a capitated fee environment and must provide medical care for its members utilizing services obtained from non-affiliated providers. The cost of provider services expense represents medical expenses paid to non-IPA affiliated healthcare providers. Cost of provider services expense was 77% of NAMM California’s total net revenue in the first quarter of 2002 and 2001. Because net revenue from our NAMM California operations increased as a percentage of our total net revenue, the cost of provider services expense also increased as a percentage of our total net revenue. Other operating expenses decreased as a percentage of net revenue for the first quarter of 2002 compared to the first quarter of 2001 primarily because in 2001 we recorded approximately $8.1 million in expense related to the discount of a certain notes receivable and decreases in estimated net realizable value of three other notes receivable totaling approximately $4.3 million.

     General corporate expenses, rents and lease expense and depreciation and amortization decreased as a percentage of net revenue in the first quarter of 2002 compared to the first quarter of 2001 because of the continued downsizing of our corporate office space and personnel and corresponding reduction in operating costs. Furthermore, amortization expense decreased as a result of our adoption of the provisions of Statement of Financial Accounting Standard No. 142, effective January 1, 2002, which eliminated the amortization of goodwill in 2002. The decrease in interest expense as a percentage of net revenue is primarily because of our discontinuance of accruing interest expense related to our Notes and Zero Coupon Notes as of the Petition Date.

     We have recorded a full valuation allowance on net deferred tax assets because realization of such assets in the future is uncertain.

Asset Revaluation and Restructuring

General

     In the first quarter of 2002, we had no asset revaluation or restructuring charges. In the first quarter of 2001, we recorded a net asset revaluation and restructuring recovery of approximately $1.0 million. This net recovery included a net pre-tax asset revaluation charge of approximately $300,000, which was comprised of a $3.6 million asset revaluation charge less recovery of $3.3 million of certain asset impairment charges recorded in prior years. The net recovery also included a net restructuring reserve recovery of approximately $1.3 million, which was comprised of a $500,000 restructuring charge less recovery of $1.8 million of restructuring reserves recorded in prior years which will not be utilized.

Restructuring Charges

     During the first quarter of 2002 we paid approximately $85,000 in facility and lease termination costs, $11,000 in severance costs and $115,000 in other exit costs related to prior year charges. At March 31, 2002, accrued restructuring reserves totaled approximately $21.9 million, which included $18.1 million in facility and lease termination costs, $1.7 million in severance costs and $2.1 million in other exit costs. Substantially all obligations related to the accrued restructuring reserves are subject to compromise as a result of the Bankruptcy Filings.

     In the first quarter of 2001, we adopted and implemented restructuring plans and recorded a net pre-tax restructuring reserve recovery of approximately $1.3 million. This recovery was comprised of a $500,000 restructuring charge related to the anticipated disaffiliation with of one of our multi-specialty groups and the recovery of approximately $1.8 million related to restructuring charges recorded in prior years which will not be utilized.

Critical Accounting Policies

     During the three months ended March 31, 2002, there were no material changes to our critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2001.

Liquidity and Capital Resources

Bankruptcy

     As previously described herein, on the Petition Date, the Debtors filed the Bankruptcy Filings and the Plan, which sets forth the manner in which claims against, and interests in, them will be treated following their emergence from bankruptcy, as well as a disclosure statement. The final disclosure statement has not yet been submitted to the Bankruptcy Court for approval. We elected to seek Chapter 11 protection in an attempt to realign our capital structure and to preserve the value of our remaining businesses for our creditors. We filed the Plan with the support of certain creditors, which collectively hold approximately two-thirds of our outstanding indebtedness. The Plan is subject to a number of conditions, including approval by certain of our creditors and confirmation by the Bankruptcy Court. Creditors who do not vote in favor of the Plan may challenge its confirmation. Resolution of any such challenges could result in delays and increased expense as well as failure of the Plan.

     If the Plan is confirmed, the Debtors’ general unsecured creditors, including the Bondholders and Warburg, Pincus, will receive shares of the reorganized company’s common stock or, in certain instances, cash in an amount equal to approximately 11.9% of their claims in full satisfaction of their claims. Under the terms of the Plan, our outstanding and authorized common stock, options, warrants and rights to purchase preferred stock will be cancelled and holders of these securities will not receive any consideration, either in cash or in newly issued stock. Finally, under the terms of the Plan, we anticipate that there will be fewer than 300 shareholders of record upon consummation. If that is the case, the securities of the reorganized company will not be publicly traded and the reorganized company will be a privately-held company not subject to the reporting obligations of the SEC. In the event the Plan is not confirmed, we may not be able to continue as a going concern.

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

General

     As a result of the Bankruptcy Filings, the principal and interest due under the Notes and the Zero Coupon Notes are subject to compromise. As of March 31, 2002, we had $52.8 million in cash and cash equivalents, including $30.5 million of restricted cash and cash equivalents, compared to $51.7 million and $30.3 million, respectively, at December 31, 2001. Restricted cash and cash equivalents primarily include amounts held by PMNI, the use of which is restricted to operations of PMNI to meet regulatory deposit requirements.

     Our operations, before reorganization items, provided $3.7 million of cash flow in 2002 compared to using $1.7 million of cash flow in 2001, an increase of $5.4 million. The increase in cash flow from operations before reorganization items resulted primarily from lower corporate costs because of the continued downsizing of our corporate office space and personnel and the corresponding reduction in operating costs between the first quarter of 2001 and the first quarter of 2002. Cash flow from operations for our NAMM subsidiaries in the first quarter of 2002 remained constant compared to the first quarter of 2001 generating approximately $4.0 million.

     The former employment agreements with Mr. Thompson S. Dent, our Chairman, and Mr. Tarpley B. Jones, our Chief Executive Officer and President, provided for the payment of bonuses aggregating up to a maximum of $2.25 million upon the repayment of borrowings under the bank credit facility with Citicorp (the “Citicorp Credit Facility”). Approximately $200,000 of the bonuses was earned in

2000, and the remainder was earned during the first quarter of 2001, of which all amounts were paid in 2001. On the Petition Date, these agreements were superseded by Mr. Dent’s separation agreement (“Dent Separation Agreement”) and Mr. Jones’ new employment agreement (“Jones Employment Agreement”). On February 25, 2002, a creditor filed a motion to reconsider the February 15, 2002 order of the Bankruptcy Court authorizing us to assume the Dent Separation Agreement and the Jones Employment Agreement. We have opposed this motion as we believe that the assumption of these agreements was a proper exercise of our business judgment.

     Effective March 1, 2002, we acquired, through NAMM California, certain assets and the management contracts of seven IPAs from Medical Pathways for consideration totaling $3.2 million including deferred payments and the assumption of certain liabilities. Pursuant to certain Medical Pathways transaction agreements, NAMM California is obligated to make additional payments if particular operating parameters are achieved as a result of the acquired management contracts. Maximum contingent payments related to these agreements is expected to approximate $4.5 million and will be paid at various dates through May 30, 2005. Such liability, if any, will be recorded in the period in which the outcome of the contingency becomes known.

     We expect to make approximately $1.5 million in capital expenditures in 2002, which we anticipate will be funded from operating cash flow and unrestricted cash reserves. Excluding the consideration related to the acquisition of assets in the Medical Pathways transaction, we paid approximately $100,000 for capital expenditures in the first quarter of 2002.

     During 2000, we resolved outstanding Internal Revenue Service (“IRS”) examinations for the years 1996 through 1998. The IRS examination resulted in an adjustment to the 1998 loss carryback and accordingly, we repaid approximately $1.2 million plus interest, as a result of revisions in the alternative minimum tax calculation. The tax years 1996 through 1998 have been closed with respect to all issues without a material financial impact. Additionally, two subsidiaries are currently under examination for the 1995 and 1996 tax years. We acquired the stock of these subsidiaries during 1996. We have agreed to settle the audit of one of these subsidiaries for approximately $27,000 plus interest, subject to approval by the Bankruptcy Court and hope to mediate a settlement of the other audit with the IRS. For the years under audit, and potentially, for subsequent years, any such adjustments could result in material cash payments by us. We cannot determine at this time the resolution of these matters, however, we do not believe the resolution of these matters will have a material adverse effect on our financial condition, although there can be no assurance as to the outcome of these matters.

     As of December 31, 2001, we had approximately $702.4 million in federal net operating loss carryforwards (“NOLs”). It is expected that the NOLs will be reduced by the amount of indebtedness discharged under the Plan, estimated to be approximately $309 million. In addition, the NOLs will be reduced by approximately $17.9 million which equals the amount of interest paid during the past three years to creditors who will become shareholders of the reorganized company under the Plan. Our ability to utilize the remaining NOLs will be subject to limitations because of the ownership change that will result from the Plan unless “qualified creditors,” as defined in the Tax Code, will own 50% or more of the stock of the reorganized company. Although we expect that qualified creditors will own 50% or more of the reorganized company and intend to file our tax returns consistent with this belief, there can be no assurance that an audit of one or more tax returns filed for 1998 and later tax years would not result in a reduction in the amount of or complete elimination of the remaining NOLs available for future use. In addition, our ability to utilize our NOLs could also be limited or eliminated in the event of certain future mergers or acquisitions.

Capital Resources

     Our sources of capital are extremely limited. Our sole sources of capital are unrestricted cash reserves, cash flow from operations, and certain notes receivable from the acquirers of certain assets of our former clinics. We do not expect to have access to any outside sources of capital until the bankruptcy is completed. Moreover, we have no assurance that any capital will be available at terms acceptable to us at such time or at any time in the future.

     In October 2001, we entered into a one-year credit agreement with AmSouth Bank (the “AmSouth Facility”) which provides for the issuance of letters of credit up to an aggregate of $2.65 million to replace those outstanding at that time under the Citicorp Credit Facility. To date in 2002, a letter of credit for $400,000 expired and letters of credit totaling $500,000 have been drawn. At May 13, 2002, letters of credit aggregating $1.75 million were outstanding under the AmSouth Facility and were collateralized with $1.9 million cash.

     Our common stock was delisted from the NASDAQ Stock Market as of August 25, 2000 because of our failure to satisfy certain of the minimum NASDAQ listing criteria. Our common stock immediately began trading on the OTC Bulletin Board. Under terms of the Plan, all outstanding common stock and related securities will be cancelled and holders will receive no consideration in cash or stock.

Summary

     As described herein, the Debtors filed for Chapter 11 protection on the Petition Date. On that date, the Debtors also filed the Plan to reorganize the company. Our Plan is subject to a number of conditions, including approval by certain of our creditors and confirmation by the Bankruptcy Court. Creditors who do not vote in favor of the Plan may challenge its confirmation. Resolution of any such challenges could result in delays and increased expense as well as failure of the Plan. If our Plan is confirmed, the Debtors’ general unsecured creditors, including the Bondholders and Warburg, Pincus, will receive shares of the reorganized company’s common stock or, in certain instances, cash in an amount equal to 11.9% of their claims in full satisfaction of their claims. Under the terms of the Plan, our outstanding and authorized common stock, options, warrants and rights to purchase preferred stock will be cancelled and holders of these securities will not receive any consideration, either in cash or in newly issued stock. In the event the Plan is not confirmed, we may not be able to continue as a going concern.

     At March 31, 2002, we had cash and cash equivalents of approximately $52.8 million, including $30.5 million of restricted cash and cash equivalents. We do not anticipate having access to any outside sources of capital unless we emerge from bankruptcy and there is no assurance that capital will be available on agreeable terms at such time or at any time in the future. In the event cash flow from operations, unrestricted cash reserves and collections on certain notes receivable are not sufficient to fund our ongoing operations, or if we otherwise fail to meet our financial projections in any material respect, our financial condition and our ability to emerge as a viable entity from bankruptcy may be doubtful.

FORWARD-LOOKING STATEMENTS

     The disclosure and analysis in this report and other information that is provided by us contain some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. These statements do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “should” or “continue.” From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.

     Any of our forward-looking statements in this report and in any other public statements we make may turn out to be incorrect. These statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in this report will be important in determining future results, including the following:

•	uncertainties related to the Bankruptcy Filings including, but not limited to, (i) our ability to consummate the Plan on substantially the terms proposed, (ii) actions which may be taken by creditors and the outcome of various administrative matters in the Chapter 11 proceeding and (iii) the possibility of delays in the effective date of the proposed Plan;

•	our inability to access capital markets given our current financial condition;

•	the amount of time and effort that our senior management must devote to the Chapter 11 case and other matters relating to our financial condition, thereby reducing time spent directly on the operations of our businesses;

•	the possibility that we may be unable to retain top management and other key personnel;

•	competition and general economic, demographic and business conditions, both nationally and in the regions in which we operate;

•	existing government regulations and changes in legislative proposals for healthcare reform, including changes in Medicare and Medicaid reimbursement levels;

•	our ability to operate IPAs and other physician organizations profitably;

•	the ability of the IPAs to negotiate acceptable contracts with payors and the possibility of decreases in federal reimbursement;

•	changes in contractual relationships;

•	the nature of capitated fee arrangements and other methods of payment for medical services;

•	the risk of professional liability claims; and

•	the outcome of pending litigation.

     Actual future results may vary materially from those reflected in the forward-looking statements. For a more detailed discussion of the factors that could affect our results of operations and financial condition, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our future 10-Q, 8-K, and 10-K reports to the SEC.

Item 3.   Quantitative and Qualitative Disclosure about Market Risk

     During the three months ended March 31, 2002, there were no material changes to our quantitative and qualitative disclosures about the market risks associated with financial instruments as described in our Annual Report on Form 10-K for the year ended December 31, 2001.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

     On the Petition Date, the Debtors filed the Bankruptcy Filings with the Bankruptcy Court (Case No. 02-40278 (PCB)). On that date, we also filed the Plan, which sets forth the manner in which claims against, and interests in, them will be treated following their emergence from bankruptcy, as well as a disclosure statement. The final disclosure statement has not yet been submitted to the Bankruptcy Court for approval. Our IPA management operating subsidiaries are not part of the Bankruptcy Filings and have continued paying, in the ordinary and normal course of business, all wages, benefits and other employee obligations as well as all outstanding and ongoing accounts payable to their contractors and vendors. We elected to seek Chapter 11 protection to attempt to realign our capital structure and to preserve the value of our remaining businesses for our creditors. We had been in negotiations regarding the reorganization with representatives of certain Bondholders and Warburg, Pincus and filed the Plan with the support of certain of these creditors, which collectively hold approximately two-thirds of our outstanding indebtedness. The Plan is subject to a number of conditions, including approval by certain of our creditors and confirmation by the Bankruptcy Court. Creditors who do not vote in favor of the Plan may challenge its confirmation. Resolution of any such challenges could result in delays and increased expense as well as failure of the Plan.

     If the Plan is confirmed, the Debtors’ general unsecured creditors, including the Bondholders and Warburg, Pincus, will receive shares of the reorganized company’s common stock or, in certain instances, cash in an amount equal to approximately 11.9% of their claims in full satisfaction of their claims. Under the terms of the Plan, our outstanding and authorized common stock, options, warrants and rights to purchase preferred stock will be cancelled and holders of these securities will not receive any consideration, either in cash or in newly issued stock. Finally, under the terms of the Plan, we anticipate that there will be fewer than 300 shareholders of record upon consummation. If that is the case, the securities of the reorganized company will not be publicly traded and the reorganized company will be a privately-held company not subject to the reporting obligations of the SEC. In the event the Plan is not confirmed, we may not be able to continue as a going concern.

     As a result of the Bankruptcy Filings, all current litigation against the Debtors is stayed. Litigation is continuing, however, against our subsidiaries that did not seek protection under Chapter 11. All judgments against the Debtors will be treated as claims under the Plan.

     Stayed Litigation

     We and certain of our current and former officers and directors, Joseph C. Hutts, Derril W. Reeves, Thompson S. Dent, Richard D. Wright and John K. Crawford (only Mr. Dent and Mr. Hutts currently serve as our directors) have been named defendants in 10 securities fraud class actions filed in state and federal courts in Tennessee between September 8, 1998 and June 24, 1999. The factual allegations of the complaints in all 10 actions are substantially identical and assert that during various periods between April 22, 1997 and September 22, 1998 (the “Class Period”), the defendants issued false and misleading statements which materially misrepresented our earnings and financial condition and our clinic operations and misrepresented and failed to disclose various other matters concerning our operations in order to conceal the alleged failure of our business model. Plaintiffs further assert that the alleged misrepresentations caused our securities to trade at inflated levels while the individual defendants sold shares of our stock at such levels. We and the individual defendants have reached a proposed settlement with the plaintiff class which will resolve all of the claims in the consolidated actions. On March 12, 2002, the parties filed with the United States District Court for the Middle District of Tennessee (the “District Court”) a Memorandum of Understanding which outlines the proposed settlement, the terms of which include the payment of $3.4 million to be paid by insurance proceeds in exchange for complete releases of all defendants and dismissal of the consolidated cases with prejudice. In connection with the Bankruptcy Filings, an Amended Stipulation and Order of the Bankruptcy Court lifting the automatic stay for purposes of allowing the settlement process to proceed in the District Court was entered on April 12, 2002. Fully executed settlement documents were filed with the District Court on April 12, 2002 and any opt-outs or objections to the settlement must be filed with the District Court on or before July 8, 2002. The final hearing on the settlement is scheduled for July 20, 2002. The reorganized company will take whatever steps are necessary to complete the settlement of the litigation. Subject to approval by the District Court, KPMG LLP, our independent public auditors, has also settled the claims against it in the litigation.

     The same Class Period and the same factual allegations made in the federal court consolidated class actions are alleged in a separate derivative action filed in the Chancery Court for Davidson County, Tennessee, Parul Patel v. Joseph C. Hutts, et. al., Case No. 99-2353-I. By Order entered October 14, 1999, the derivative action was stayed pending the outcome of the federal consolidated class actions. Although Mr. Patel has not agreed to settle his claim as a part of the proposed federal court settlement, it is a condition of the settlement agreement that under the terms of the Plan, which is subject to creditor and court approval, Mr. Patel’s interest as a common stockholder be cancelled and his litigation claim be discharged. In addition, we will not pursue any alleged claims made in the Patel action against our current and former officers and directors. Finally, under the terms of the Plan, we are releasing any claims we may have against our current and former officers and directors.

     On August 31, 1999, two relators brought an action in the United States District Court for the District of Hawaii under the False Claims Act and for employment related claims against Straub Clinic and Hospital, Inc. (“Straub”), PhyCor of Hawaii, Inc., and us. This matter had been under seal until September 2000. On September 20, 2000, the United States government declined to intervene in the matter. We sold PhyCor of Hawaii, Inc. to Straub in November 2000, and Straub is defending the claims against PhyCor of Hawaii, Inc. We lost our motion to dismiss the claims against us and are defending ourselves in the litigation. Trial was set for June 12, 2002; however, as a result of the Bankruptcy Filings, the case is stayed.

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

     In a case which was filed in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, Busch Drive Ltd. and Lime Street Ltd., the landlords of our formerly affiliated physician group, First Coast Medical Group, P.A., claimed we guaranteed the lease obligations of the physician group. The judge in that case has entered judgments in favor of the landlords in the aggregate amount of approximately $2.5 million. This judgment will be dealt with as a claim under the Plan.

     Active Litigation

     The following is a summary of material litigation to which certain of our operating subsidiaries who are not part of the Bankruptcy Filings are parties, and accordingly, this litigation is not stayed by the Bankruptcy Filings.

     As previously disclosed, in the case of United States of America ex rel. William R. Benz v. PrimeCare International, Inc. and Prem Reddy, in the United States District Court, Central District of California, the jury returned a verdict in favor of the plaintiff in the amount of $4.6 million. The judgment of $4.6 million was recorded as other operating expenses in the second quarter of 2000. We entered into a settlement agreement with Mr. Benz which subsequently received court approval. In exchange for PrimeCare paying Mr. Benz $2.7 million (of which $700,000 was paid during the second quarter of 2001 and the remainder was paid during July 2001), all claims were dropped by Mr. Benz against us and our affiliates. Mr. Benz has not settled with Dr. Reddy, and Dr. Reddy continues to maintain that PrimeCare and several of its managed IPAs has an indemnification obligation to him. In March 2002, we were granted a demurrer with respect to Dr. Reddy’s claim for indemnity, and accordingly, his claim will be dismissed with prejudice. Dr. Reddy has not appealed this decision as of the date hereof.

     The IPAs we manage, the physicians employed by those IPAs, and in some cases PMNI, are parties to several medical malpractice and/or managed care liability cases which we believe will be adjudicated within applicable insurance coverage limits. In addition, many of our California subsidiaries and affiliated IPAs have been sued on business claims such as breach of contract, misrepresentation, fraud, and deceit. The plaintiffs in these suits are seeking millions of dollars in damages, and we are vigorously defending these suits. One such case was recently tried in the Superior Court of the State of California for the County of Riverside. On December 31, 2001, the jury awarded the plaintiff damages jointly against PrimeCare and PMNI in the amount of $3 million based upon its breach of contract claim, $208,189 against PrimeCare on its constructive fraud claim and $5,000 in punitive damages against PrimeCare. PrimeCare was awarded $296,190 on its cross-complaint. We do not agree with this decision and we have appealed and the plaintiff has cross-appealed. PMNI obtained a $5 million appellate bond secured by a letter of credit to enable us to pursue this appeal. There can be no assurance that we will be successful with this appeal or in other pending litigation. Additional damage awards at the levels the plaintiffs have demanded could have a material adverse effect on our ongoing operations.

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

Item 3.   Defaults Upon Senior Securities

     As a result of our failure to pay approximately $13.2 million in interest payments on the Notes, we are in default under the Notes. The principal amount outstanding under the Notes, which mature in 2003, is $196.5 million. The obligations due under the terms of the Notes are subject to compromise and will be discharged in the bankruptcy process as a result of the Bankruptcy Filings.

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit
Number		Description of Exhibits

2.1	—	Amended Joint Reorganization Plan of PhyCor, Inc. and Debtor Subsidiaries (1)
3.1	—	Amended Bylaws of the Company (2)
3.2	—	Restated Charter of the Company (2)
3.3	—	Amendment to Restated Charter of the Company (3)
3.4	—	Amendment to Restated Charter of the Company (4)
4.1	—	Form of 4.5% Convertible Subordinated Debenture due 2003 (5)
4.2	—	Form of Indenture by and between the Company and First American National Bank, N.A. (5)
10.1	—	Credit and Security Agreement between the Company and AmSouth Bank (6)
10.2	—	Company’s Amended 1988 Incentive Stock Plan (7)
10.3	—	Company’s Amended 1992 Non-Qualified Stock Option Plan for Non-Employee Directors (7)
10.4	—	Company’s Savings and Profit Sharing Plan (8)
10.5	—	Company’s 1999 Stock Incentive Plan (9)
10.6	—	Form of IPA Commercial Risk Services Agreement between Pacificare of California and a Company Subsidiary (6)
10.7	—	Form of IPA Medicare Partial Risk Services Agreement between Pacificare of California and a Company Subsidiary (6)
10.8	—	Reserved
10.9	—	Risk Contract Management Agreement, dated as of May 1, 1995, by and between North American Medical Management-Illinois, Inc. and Elmhurst Physician Hospital Organization, LLC (10)
10.10	—	First Amendment to Risk Contract Management Agreement, dated as of November 1, 1996, by and between Elmhurst Physician Hospital Organization, LLC and North American Medical Management — Illinois, Inc. (10)
10.11	—	Amendment to Risk Contract management Agreement, dated as of May 1, 2000, by and between Elmhurst Physician Hospital Organization, LLC and North American Medical Management-Illinois, Inc. (10)
10.12	—	Management Services Agreement, dated as of September 1, 1998, by and between North American Medical Management — Illinois, Inc. and Health Options Illinois, Inc. (10)
10.13	—	Management Agreement by and between North American Medical Management — Illinois, Inc. and Ingalls Provider Group (10)
10.14	—	Amendment to Management Agreement, dated November 30, 1999, by and between Ingalls Provider Group and North American Medical Management – Illinois, Inc. (10)
10.15	—	Management Agreement, dated April 1, 2000, by and between North American Medical Management -Illinois, Inc. and Northwest Community Capco, Inc. (10)
10.16	—	Management Agreement, dated October 1, 1999, by and between North American Medical Management -Illinois, Inc. and Silver Cross Managed Care Organization (10)
10.17	—	Management Agreement, dated August 1, 1996, by and between NAMM-Illinois, Inc. and Swedish Covenant Managed Care Alliance, Inc. (10)
10.18	—	Amendment to Management Agreement, dated December 31, 1999, by and between Swedish Covenant Managed Care Alliance, Inc. and North American Medical Management-Illinois, Inc. (10)
10.19	—	Management Services Agreement by and between Kansas City Physician Management, LLC and New Century Health Quality Alliance, Inc. (10)
10.20	—	Management Agreement, dated April 1, 1996, by and between IPA Management Associates, Inc. and Quality Care Network of Texas, Ltd. (10)
10.21	—	Full Service Management Agreement by and between Tri-Co, LLC and Tri-County Physicians Association, Inc. (10)
10.22	—	Management Agreement, dated October 15, 1999, by and among PhyCor of Rockford, Inc., PhyCor, Inc., Rockford Health System and Rockford Memorial Health Services Corporation (10)
10.23	—	Addendum to Management Agreement by and among PhyCor of Rockford, Inc., PhyCor, Inc., Rockford Health System, Inc. and Rockford Memorial Health Services Corporation (10)
10.24	—	Service Agreement, dated November 30, 2000, by and between PhyCor of Western Tidewater, Inc., and Lakeview Medical Center, Inc. (10)

Exhibit
Number		Description of Exhibits

10.25	—	Service Agreement, dated September 30, 2000, by and between SynerPhy of Rome, Inc. and Harbin Clinic, LLC (10)
10.26	—	Employment Agreement dated January 22, 2002 between Mr. Jones and the Company (1)
10.27	—	Separation Agreement and General Release dated January 22, 2002 between Mr. Dent and the Company (1)
10.28	—	Amended and Restated Employment Agreement dated January 1, 2002 between Mr. Moret and North American Medical Management California, Inc. (1)

(1)	Incorporated by reference to exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, Commission No. 0-19786.

(2)	Incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 1994, Commission No. 0-19786.

(3)	Incorporated by referenced to exhibits filed with the Company’s Registration Statement on Form S-3, Commission No. 33-93018.

(4)	Incorporated by referenced to exhibits filed with the Company’s Registration Statement on Form S-3, Commission No. 33-98528.

(5)	Incorporated by reference to exhibits filed with the Company’s Registration Statement on Form S-3, Registration No. 333-328.

(6)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, Commission No. 0-19786.

(7)	Incorporated by reference to exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, Commission No. 0-19786.

(8)	Incorporated by reference to exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1993, Commission No. 0-19786.

(9)	Incorporated by reference to exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission No. 0-19786.

(10)	Incorporated by reference to exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, Commission No. 0-19786.

(b) Reports on Form 8-K

The Company’s Current Report on Form 8-K as filed with the Commission on January 31, 2002 announcing the Company’s filing of voluntary petitions for reorganization relief and a pre-negotiated reorganization plan under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PHYCOR, INC.

By: /s/ Tarpley B. Jones

Tarpley B. Jones
Chief Executive Officer and President (acting as principal accounting and financial officer)

Date: May 15, 2002

EXHIBIT INDEX

Exhibit
Number		Description of Exhibits

2.1	—	Amended Joint Reorganization Plan of PhyCor, Inc. and Debtor Subsidiaries (1)
3.1	—	Amended Bylaws of the Company (2)
3.2	—	Restated Charter of the Company (2)
3.3	—	Amendment to Restated Charter of the Company (3)
3.4	—	Amendment to Restated Charter of the Company (4)
4.1	—	Form of 4.5% Convertible Subordinated Debenture due 2003 (5)
4.2	—	Form of Indenture by and between the Company and First American National Bank, N.A. (5)
10.1	—	Credit and Security Agreement between the Company and AmSouth Bank (6)
10.2	—	Company’s Amended 1988 Incentive Stock Plan (7)
10.3	—	Company’s Amended 1992 Non-Qualified Stock Option Plan for Non-Employee Directors (7)
10.4	—	Company’s Savings and Profit Sharing Plan (8)
10.5	—	Company’s 1999 Stock Incentive Plan (9)
10.6	—	Form of IPA Commercial Risk Services Agreement between Pacificare of California and a Company Subsidiary (6)
10.7	—	Form of IPA Medicare Partial Risk Services Agreement between Pacificare of California and a Company Subsidiary (6)
10.8	—	Reserved
10.9	—	Risk Contract Management Agreement, dated as of May 1, 1995, by and between North American Medical Management-Illinois, Inc. and Elmhurst Physician Hospital Organization, LLC (10)
10.10	—	First Amendment to Risk Contract Management Agreement, dated as of November 1, 1996, by and between Elmhurst Physician Hospital Organization, LLC and North American Medical Management — Illinois, Inc. (10)
10.11	—	Amendment to Risk Contract management Agreement, dated as of May 1, 2000, by and between Elmhurst Physician Hospital Organization, LLC and North American Medical Management-Illinois, Inc. (10)
10.12	—	Management Services Agreement, dated as of September 1, 1998, by and between North American Medical Management — Illinois, Inc. and Health Options Illinois, Inc. (10)
10.13	—	Management Agreement by and between North American Medical Management — Illinois, Inc. and Ingalls Provider Group (10)
10.14	—	Amendment to Management Agreement, dated November 30, 1999, by and between Ingalls Provider Group and North American Medical Management – Illinois, Inc. (10)
10.15	—	Management Agreement, dated April 1, 2000, by and between North American Medical Management -Illinois, Inc. and Northwest Community Capco, Inc. (10)
10.16	—	Management Agreement, dated October 1, 1999, by and between North American Medical Management -Illinois, Inc. and Silver Cross Managed Care Organization (10)
10.17	—	Management Agreement, dated August 1, 1996, by and between NAMM-Illinois, Inc. and Swedish Covenant Managed Care Alliance, Inc. (10)
10.18	—	Amendment to Management Agreement, dated December 31, 1999, by and between Swedish Covenant Managed Care Alliance, Inc. and North American Medical Management-Illinois, Inc. (10)
10.19	—	Management Services Agreement by and between Kansas City Physician Management, LLC and New Century Health Quality Alliance, Inc. (10)
10.20	—	Management Agreement, dated April 1, 1996, by and between IPA Management Associates, Inc. and Quality Care Network of Texas, Ltd. (10)
10.21	—	Full Service Management Agreement by and between Tri-Co, LLC and Tri-County Physicians Association, Inc. (10)
10.22	—	Management Agreement, dated October 15, 1999, by and among PhyCor of Rockford, Inc., PhyCor, Inc., Rockford Health System and Rockford Memorial Health Services Corporation (10)
10.23	—	Addendum to Management Agreement by and among PhyCor of Rockford, Inc., PhyCor, Inc., Rockford Health System, Inc. and Rockford Memorial Health Services Corporation (10)
10.24	—	Service Agreement, dated November 30, 2000, by and between PhyCor of Western Tidewater, Inc., and Lakeview Medical Center, Inc. (10)

Exhibit
Number		Description of Exhibits

10.25	—	Service Agreement, dated September 30, 2000, by and between SynerPhy of Rome, Inc. and Harbin Clinic, LLC (10)
10.26	—	Employment Agreement dated January 22, 2002 between Mr. Jones and the Company (1)
10.27	—	Separation Agreement and General Release dated January 22, 2002 between Mr. Dent and the Company (1)
10.28	—	Amended and Restated Employment Agreement dated January 1, 2002 between Mr. Moret and North American Medical Management California, Inc. (1)

(1)	Incorporated by reference to exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, Commission No. 0-19786.

(2)	Incorporated by reference to exhibits filed with the Annual Report on Form 10-K for the year ended December 31, 1994, Commission No. 0-19786.

(3)	Incorporated by referenced to exhibits filed with the Company’s Registration Statement on Form S-3, Commission No. 33-93018.

(4)	Incorporated by referenced to exhibits filed with the Company’s Registration Statement on Form S-3, Commission No. 33-98528.

(5)	Incorporated by reference to exhibits filed with the Company’s Registration Statement on Form S-3, Registration No. 333-328.

(6)	Incorporated by reference to exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, Commission No. 0-19786.

(7)	Incorporated by reference to exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, Commission No. 0-19786.

(8)	Incorporated by reference to exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1993, Commission No. 0-19786.

(9)	Incorporated by reference to exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission No. 0-19786.

(10)	Incorporated by reference to exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, Commission No. 0-19786.